Form 10-Q
period 2012-09-30
Pacific Green Technologies Inc.
filed 2012-11-19
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 000-54756

PACIFIC GREEN TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5205 Prospect Road, Suite 135-226, San Jose, CA	95129
(Address of principal executive offices)	(Zip Code)

408-538-3373
(Registrant’s telephone number, including area code)

3651 Lindell Road Unit D155, Las Vegas NV, 89103
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☒	YES	☐	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☒	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,627,002 common shares issued and outstanding as of November 19, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Pacific Green Technologies Inc. (Formerly ECash, Inc.)
(A Development Stage Company) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED September 30, 2012
Stated in U.S. Dollars

Table of Contents

Table of Contents		i
Consolidated Balance Sheets		1
Consolidated Statements of Operations and Comprehensive Loss		2
Consolidated Statements of Cash Flows		3
1)	NATURE OF BUSINESS AND OVERVIEW	4
2)	GOING CONCERN	4
3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	5
4)	DUE TO RELATED PARTIES	8
5)	ACQUISITION	8
6)	PROMISSORY NOTE	9
7)	CAPITAL STOCK	10
8)	COMMITMENT	10

i| Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 1
US Dollars (Unaudited)

Consolidated Balance Sheets
		As at
	Note	September 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents		$558,008	$3,348
VAT receivable		61	12,899
		558,069	16,247
Total Assets		$558,069	16,247
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$222,806	$46,492
Due to related parties	(4)	854,254	127,968
Promissory notes	(6)	947,980	-
		2,025,040	174,460
Non-current Liabilities
Promissory notes	(6)	3,250,852	-
Total Liabilities		5,275,892	174,460
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized: 500,000,000 common shares with par value of $0.001
Issued: 5,627,002 and 5,000,000 for September 30, 2012 and March 31, 2012	(7)	602	2
Additional paid-in capital	(7)	599,400	1,419
Accumulated other comprehensive income (loss)		(4,379)	(247)
Accumulated deficit during development stage		(5,313,446)	(159,387)
Total Stockholders’ Equity		(4,717,823)	(158,213)
Total Liabilities and Stockholders’ Equity		$558,069	$16,247

-- See Accompanying Notes –

1| Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 2
US Dollars (Unaudited)

Consolidated Statements of Operations and Comprehensive Loss
		Six months ended	Six months ended	Three months ended	Three months ended	Cumulative amounts from April 5, 2011 (inception) to
	Note	September 30 2012	September 30 2011	September 30 2012	September 30 2011	September 30, 2012
Revenues		$-	$-	$-	-	$-
Operating Expenses
General and administrative
Consultancy fees	(4)	$321,884	$-	$260,342	$-	$410,435
Interest expenses	(6)	95,577	-	95,577	-	96,996
Professional fees		50,646	-	30,543	-	66,348
Auditor fees		7,655	-	7,655	-	7,655
Development and research expenses		7,419	-	3,149	-	55,306
Transfer agent and filing fees		7,176	-	1,642	-	7,176
Advertising		6,220	-	6,220	-	6,220
Office expenses		3,188	-	(550)	-	9,015
Meals and entertainment		1,881	-	115	-	1,881
Travel		1,574	-	695	-	1,574
Bank charges		572	-	483	-	572
Foreign exchange loss		306	-	306	-	306
Total operating expenses		504,098	-	406,177	-	663,484
Other comprehensive income (loss)
Currency translation adjustment		(8,816)	-	(13,500)	-	(8,816)
Net comprehensive loss for the period		$(512,914)	$-	$(419,677)	$-	$(654,668))
Net loss per stock – basic and diluted		$(0.10)	$-	$(0.08)	$-
Weighted average number of common stock basic and diluted		5,050,806	5,000,000	5,131,350	5,000,000

-- See Accompanying Notes –

2| Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 3
US Dollars (Unaudited)

Consolidated Statements of Cash Flows
	Six months Ended	Six months Ended	Cumulative Amounts from April 5, 2011 (inception) to
	September 30 2012	September 30 2011	September 30, 2012
Operating Activities
Net Loss for the Period	$(504,098)	$-	$(663,484)
Items not Affecting Cash
Imputed interest	95,577	-	96,996
Foreign exchange	(4,132)	-	(4,103)
	(412,653)		(570,591)
Net Change in Non-cash Working Capital
VAT receivable	12,838	-	(39)
Accounts payable and accrued liabilities	52,778	-	99,190
	(347,037)	-	(471,440)
Financing Activities
Stocks issued for cash	600,000	-	600,000
Issuance of promissory note	100,000	-	100,000
Due to related parties	200,267	-	328,018
	900,267	-	1,028,018
Investing Activities
Cash acquired on acquisition of Subsidiary	1,430	-	1,430
	1,430	-	1,430
Net Increase (Decrease) in Cash	554,660	-	558,008
Cash position – beginning of period	3,348	-	-
Cash Position – End of Period	$558,008	$-	$558,008
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

-- See Accompanying Notes –

3| Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

1)        NATURE OF BUSINESS AND OVERVIEW

Pacific Green Technologies Inc. (formerly known as ECash, Inc.), (the “Company”) was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company’s name was again changed from In-Sports International, Inc. to ECash, Inc., and on May 24, 2012, the board of directors approved a final name change from ECash, Inc. to Pacific Green Technologies Inc.

The Company was originally engaged in the business of operating automated teller machines and its shares were quoted on the OTCBB. The Company discontinued its operations on March 1, 2007. The Company has effectively entered into a new development stage for accounting purpose effective March 31, 2007. The management divested the Company’s main operating business to look for new opportunities. On January 7, 2008, the Company’s shares were deregistered from the OTCBB.

On June 13, 2012, the Company entered into a reverse split of its issued and outstanding common stock on the basis of 2,000 existing common shares for one new common share at a par value of $0.001. All common stock and per share data for prior periods have been restated to give effect to this reverse stock split.

On June 14, 2012, the Company entered into and closed an Assignment and Share Transfer Agreement (the “Assignment and Share Transfer Agreement”) with Pacific Green Group Limited (“PGG”) concerning the assignment of Representation Agreement (“Representation Agreement”) entered between PGG and EnviroResolutions, Inc. (“Enviro”) and the purchase of 100% of the issued and outstanding common shares of Pacific Green Technologies Limited (“PGT Limited”), a subsidiary of PGG in the United Kingdom, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note (the “Promissory Note”). PGG, through the assignment of the Representation Agreement, has assigned to the Company a ten year exclusive worldwide representation agreement with Enviro to market and sell Enviro’s current and future environmental technologies. The Representation Agreement entitles the holder to a commission of 20% of all sales (net of taxes) generated by Enviro.

The transaction will result in the former shareholders of PGT Limited (being PGG) collectively owning a majority of the issued and outstanding common shares of PGT Inc.  The accounting principle applicable to a reverse takeover (“RTO”) has been applied to account for the transaction.  Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited.  The carrying amounts of PGT Limited’s assets and liabilities are included in these consolidated financial statements.  The consolidated statement of operations included the operations of PGT Limited for the period from April 5, 2011 (inception) to September 30, 2012 and the operations of PGT Inc. from June 15, 2012 to September 30, 2012.

2)        GOING CONCERN

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the developmental stage and has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of September 30, 2012, the Company has a working of capital deficiency of $1,466,971 (March 31, 2012 - $158,213). The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

4| Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources during the next twelve months to finance the growth of its current operations and achieve its strategic objective. Management's plan to continue as a going concern includes raising additional capital through sales of common stocks to generate enough cash flow to fund its operations through 2012 and 2013. However management cannot grant any assurances that such financing will be secured.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2012 have been included.

b)  Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.  As at September 30, 2012 and March 31, 2012, there were no cash equivalents.

d)  Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The significant areas requiring the use of management estimates are related to valuation of deferred taxes. Although these estimates are based on management‘s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

e)  Stock-Based Compensation

The Company followed Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the periods ended September 30, 2012 and March 31, 2012.

5| Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

f)  Foreign Currency Translations

The Company‘s has chosen U.S. dollars as its functional and reporting currency. PGT Limited has chosen U.K. pounds as its functional currency. Foreign currency transactions in the foreign subsidiaries are translated into their functional currency using the exchange rate in effect at that date for assets, liabilities, revenues and expenses. At the period end, monetary assets and liabilities denominated in the foreign currency are re-evaluated into the functional currency by using the exchange rate in effect for the period end. The resulting foreign exchange gains and losses are included in operations.

Assets and liabilities of the foreign subsidiaries are translated into the reporting U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates. Gain and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

g)  Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its statements of operations and comprehensive loss. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended September 30, 2012 and March 31, 2012.

h)  Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institution. As of September 30, 2012 and March 31, 2012, the Company had approximately $nil in a bank beyond federally insured limit.

i)  Income Taxes

ASC 740, “Income Taxes” requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequence of events that have been recognized in the Company’s consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

j)  Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss year. As at September 30, 2012 and March 31, 2012, the basic loss per share was equal to diluted loss per share as there was no dilutive instruments.

k)  Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

6| Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – inputs that are not based on observable market data.

For the periods ended September 30, 2012 and March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs. The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and promissory notes.  With the exception of the promissory notes, the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The promissory note has been discounted to reflect its net present value as at September 30, 2012. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

l)  New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ―fair value. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011- 4 is not expected to have a material impact on the Company‘s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on April 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

7| Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

4)        DUE TO RELATED PARTIES

Related Party Disclosure
Name and Principal Position	Period (i)	Remuneration or fees(ii)	Due to Related Parties(iii)
Sichel Limited, a corporation who became a shareholder of the Company.	2012 2011	$71,333-	$854,254127,968

(i)	For the six months ended 30 September 2012 and 2011

(ii)	Amounts disclosed were paid or accrued to the related party

(iii)	The loan is unsecured, non-interest bearing, and is due on demand.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

5)        ACQUISITION

On June 14, 2012, the Company entered into the Assignment and Share Transfer Agreement PGG concerning the assignment of Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGT Limited in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note (the “Promissory Note”).

For the purpose of preparing the unaudited consolidated financial statements, it is assumed that the Promissory Note will be repaid with the income earned under the terms of Representation Agreement and the Promissory Notes have been discounted at market rate of 7.9% to arrive the net present value of the Promissory Note of $4,003,255 as at June 14, 2012.

In connection with the reverse takeover described in Note 1 and prior to the acquisition, PGT Inc. had no business and did not meet the definition of a business under ASC 805 “Accounting for Business Combinations”.  Accordingly, the reverse takeover of PGT Inc. by PGT Limited has been accounted for as a capital transaction, in respect of which the net assets of PGT Inc. on June 14, 2012 were accounted for as recapitalization of PGT Limited.  A breakdown of PGT Inc.’s net assets as at June 14, 2012 is as follows:

Cash	$1,430
Less: Accounts payable and accrued liabilities	(123,536)
Less: Due to related parties	(526,020)
Less: Promissory note in connection with the RTO	(4,003,255)
Net liabilities acquired	$(4,651,381)

8| Page

'
Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

6)         PROMISSORY NOTES

a)
Under the terms of the Promissory Note, per Note 5, the loan repayments specified above shall not exceed the amount the Company earns under the terms of the Representation Agreement assigned along with the acquisition of PGT Limited.  If the Company is unable to meet the repayment schedule set out above, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into new shares of the Company’s common stocks.  The Promissory Note is unsecured and cannot itself be used by PGG to cause the Company’s insolvency.

b)
On July 3, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, (“Denali”) a Nevada limited liability company. In connection therewith, the Company issued a convertible promissory note to Denali in exchange for consulting service provided in the amount of $100,000.  The maturity date of the promissory note is June 30, 2014, where upon all principle and interest outstanding shall be due.  Interest accrues at 8% per annum on the unpaid principle amount.  The promissory note is convertible into common share of the Company at any time and from time to time.  The amount of promissory note remaining outstanding is convertible into one common share of the Company at a price that equal to ninety percent of volume weighted average trading price during the three trading days immediately preceding the date at which Denali submits the written notice of conversion to the Company.

	a) PGG	b) Denali	Total
March 31, 2012	$-	$-	$-
Discounted principal	4,003,255	-	4,003,255
Principal	-	100,000	100,000
Accrued interest	93,577	2,000	95,577
September 30, 2012	4,096,832	102,000	4,198,832
Less: promissory notes – current	(947,980)	-	(947,980)
Promissory notes – long-term	$3,148,852	$102,000	$3,250,852

Principal repayments of total Promissory Notes are payable over the next five years as follows:

June 2013	$1,000,000
June 2014	1,100,000
June 2015	1,000,000
June 2016	1,000,000
June 2017	1,000,000
Total	$5,100,000

9| Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

7)        CAPITAL STOCK

a)  Authorized

The total authorized is 500,000,000 common stocks with a par value of $0.001 per common stock.

b)  Issued and Outstanding

On September 14, 2012, the Company issued 600,000 common shares for gross proceeds of $600,000.

On June 14, 2012, the Company issued 5,000,000 common shares to PGG to effect the acquisition and RTO.  Prior to the acquisition and RTO (Notes 1 and 5), PGT Limited engaged in the following equity transactions which have been restated using the exchange ratio established in the acquisition agreement to reflect 5,000,000 common shares issued in the reverse acquisition.

On April 5, 2011, PGT Limited issued 1 common share at a value of £1 per share, upon the acquisition and RTO which has been restated using the exchange ratio established in the Assignment and Share Transfer Agreement to reflect 5,000,000 common shares issued in the reverse acquisition.  Further, the $5,000,000 promissory note (net present value of $4,003,255) is deemed to be the withdrawal of contribution which is first to reduce the remaining additional paid-in capital of PGT Limited ($1,419) with the remaining balance ($4,001,836) charged to deficit.

Prior to the acquisition and RTO (Notes 1 and 5) common shares totalling 27,002 were considered as a recapitalization to PGT Limited.

At September 30, 2012, there were 5,627,002 common stocks issued and outstanding.

8)        COMMITMENT

On May 1, 2010, the Company entered consulting agreement with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for Green Technology and the building of an international distribution centre. The agreement shall continue for four years with consideration as follows:

Stock consideration to Sichel or to any third party as directed by Sichel of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by Sichel;

Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then Sichel has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;

Sales commission of 10% of sales value excluding shipping and local sales taxes; and

Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by Sichel.

10| Page

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Pacific Green Technologies Inc., a Delaware corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, we changed our name to In-Sports International, Inc. In August 2002, we changed our name from In-Sports International, Inc. to ECash, Inc. In 2007, due to limited financial resources, we discontinued our operations. Over the course of the last five years, we have sought new business opportunities.

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to US$20,000 per calendar month. As at the period ended September 30, 2012, we owed Sichel $854,254 under the terms of the consulting agreement. In addition, pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, Sichel may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, Sichel has the right to appoint an officer or director to the board, which right has not been exercised at this time.

On June 13, 2012 we changed our name to Pacific Green Technologies Inc., and effected a reverse split of our common stock following which we had 27,002 shares of common stock outstanding with $0.001 par value.

Our management, assisted by Sichel, has identified an opportunity to build a business focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. To this end we have entered into and closed an assignment and share transfer agreement with Pacific Green Group Limited for the assignment of a representation agreement and the acquisition of a company involved in the environmental technology industry.

The assignment and share transfer agreement provides for the acquisition of 100% of the issued and outstanding shares of Pacific Green Technologies Limited, Pacific Green Group’s subsidiary in the United Kingdom. Additionally, Pacific Green Group has assigned to our company a ten year exclusive worldwide representation agreement with Envirotechnologies Inc., to market and sell Enviro’s current and future environmental technologies. The representation agreement entitles the holder to a commission of 20% of all sales (net of taxes) generated by Enviro. Pursuant to the terms of the assignment and share transfer agreement, all rights and obligations under the representation agreement have been transferred to our company. We currently anticipate that sales under the representation agreement will be our sole source of revenue for the foreseeable future. We currently intend to complete an acquisition of Enviro, as this is a logical step in our development. However, we do not currently have any arrangements, agreements or understandings in this regard.

11| Page

Both Sichel and Pacific Green Group are wholly owned subsidiaries of the Hookipia Trust. Pacific Green Group’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from Pacific Green Group. Sichel is a significant shareholder of our company, and also provides us with consulting services pursuant to a consulting agreement as noted above. The sole director of Sichel is also the sole director of Pacific Green Group Limited. Further, Sichel is a significant shareholder of Enviro and provides management services to Enviro under a management services contract.

The assignment and share transfer agreement closed on June 14, 2012 via the issuance of 5,000,000 shares of our common stock as well as a $5,000,000 promissory note to Pacific Green Group. We have consequently undertaken the operations of Pacific Green Technologies Limited and Pacific Green Group’s obligations under the representation agreement.

Full consideration contemplated by the assignment and share transfer agreement was US$25 million satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of US$5 million structured as a promissory note over the next five years as follows:

•	March 31, 2013 $1,000,000;
•	March 31, 2014 $1,000,000;
•	March 31, 2015 $1,000,000;
•	March 31, 2016 $1,000,000;
•	March 31, 2017 $1,000,000;

Under the terms of the promissory note, the loan repayments specified above shall not exceed the amount we earn under the terms of the representation agreement. If we are unable to meet the repayment schedule set out above, Pacific Green Group will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into new shares of our common stock. However, the entire amount of the promissory note is due upon the maturity date on the fifth anniversary. The promissory note is unsecured.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2012 and 2011.

Our net loss and comprehensive loss for the three and six month periods ended September 30, 2012 and from April 5, 2011 (inception) to September 30, 2012 are summarized as follows:

	Six Months Ended September 30,			Three Months Ended September 30,			Period from April 5, 2011 (Inception) to September 30,
	2012	2011		2012	2011		2012
Consultancy fees	$321,884	$	Nil	$260,342	$	Nil	$410,435
Interest expenses	$95,577	$	Nil	$95,577	$	Nil	$96,996
Professional fees	$50,646	$	Nil	$30,543	$	Nil	$66,348
Auditor fees	$7,655	$	Nil	$7,655	$	Nil	$7,655
Development and research expenses	$7,419	$	Nil	$3,149	$	Nil	$55,306
Transfer agent and filing fees	$7,176	$	Nil	$1,642	$	Nil	$7,176
Advertising	$6,220	$	Nil	$6,220	$	Nil	$6,220
Office expenses	$3,188	$	Nil	$(550)	$	Nil	$9,015
Meals and entertainment	$1,881	$	Nil	$115	$	Nil	$1,881
Travel	$1,574	$	Nil	$695	$	Nil	$1,574
Bank charges	$572	$	Nil	$483	$	Nil	$572
Foreign exchange loss	$306	$	Nil	$306	$	Nil	$4,990
Other comprehensive income (loss)
- Currency translation adjustment	$(8,816)	$	Nil	$(13,500)	$	Nil	$(8,816)
Net comprehensive loss	$(512,914)	$	Nil	$(419,677)	$	Nil	$(676,984)

12| Page

Expenses for the three month period ended September 30, 2012, were $406,177 as compared to $Nil for the comparative period in 2011. Expenses for the six month period ended September 30, 2012, were $504,098 as compared to the comparative period in 2011. Consulting fees were comprised primarily of fees paid to Joseph Kelly, the director of our subsidiary Pacific Green Technologies Limited; professional fees were comprised of legal and accounting costs.  During the six month period ended July 31, 2012, we did not generate any revenue.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	March 31,
	2012	2012
Current Assets	$558,069	$16,247
Current Liabilities	$2,025,040	$174,460
Working Capital (deficit)	$(1,466,971)	$(158,213)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Net Cash Provided by (Used in) Operating Activities	$(347,037)	$	Nil
Net Cash Provided by Financing Activities	$900,267	$	Nil
Net Cash Provided by Investing Activities	$1,430	$	Nil
Net Increase (Decrease) in Cash	$554,660	$	Nil

As of September 30, 2012, we had $558,008 in cash, $558,069 in total current assets, $2,025,040 in total current liabilities and a working capital deficit of $1,466,971. As of March 31, 2012, we had a working capital deficit of $158,213.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $663,484 from our inception on April 5, 2011 to September 30, 2012 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on April 5, 2011 to September 30, 2012 we spent $471,440 on operating activities. During the six months ended September 30, 2012 we spent $347,037 on operating activities, whereas we spent $Nil on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the six months ended September 30, 2012 was primarily due to higher net loss.

From our inception on April 5, 2011 to September 30, 2012 we acquired $1,430 from investing activities, which was primarily in the form of cash acquired on acquisition of our subsidiary. During the six months ended September 30, 2012 we acquired $1,430 from investing activities, whereas we did not acquire or spend any money on investing activities during the six months ended September 30, 2011.

From our inception on April 5, 2011 to September 30, 2012 we received $1,028,018 from financing activities, which consisted of $600,000 in proceeds from stock issued for cash, $100,000 from the issuance of a promissory note and $328,018 due to related parties. During the six months ended September 30, 2012 we received $900,267 from financing activities, all of which consisted of $600,000 in proceeds from stock issued for cash, $100,000 from the issuance of a promissory note and $200,267 due to related parties, whereas we received $Nil from financing activities during the same period in fiscal 2011.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning October 2012) will be approximately $◆  as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources. ◆[Please provided anticipated expenses for the next 12 months in the table below and add in any additional expenses not already stated in the table.]

13| Page

Description	Estimated
Expenses
($)

Research and development costs	◆
Consulting fees	◆
Professional fees	◆
General and administrative expenses	◆
◆	◆
◆	◆
◆	◆
Total	◆

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $◆   to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

Our financial statements for the three and six month periods ended September 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have generated no revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

14| Page

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2012 have been included.

Accounting Method

Our company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.  As at September 30, 2012 and March 31, 2012, there were no cash equivalents.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The significant areas requiring the use of management estimates are related to valuation of deferred taxes. Although these estimates are based on management‘s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Stock-Based Compensation

Our company followed Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our company did not grant any stock options during the periods ended September 30, 2012 and March 31, 2012.

Foreign Currency Translations

Our company’s has chosen U.S. dollars as its functional and reporting currency. PGT Limited has chosen U.K. pounds as its functional currency. Foreign currency transactions in the foreign subsidiaries are translated into their functional currency using the exchange rate in effect at that date for assets, liabilities, revenues and expenses. At the period end, monetary assets and liabilities denominated in the foreign currency are re-evaluated into the functional currency by using the exchange rate in effect for the period end. The resulting foreign exchange gains and losses are included in operations.

Assets and liabilities of the foreign subsidiaries are translated into the reporting U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates. Gain and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

15| Page

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Our company is disclosing this information on its statements of operations and comprehensive loss. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners. Our company has no elements of “other comprehensive income” for the periods ended September 30, 2012 and March 31, 2012.

Concentration of credit risk

Our company places its cash and cash equivalents with high credit quality financial institution. As of September 30, 2012 and March 31, 2012, our company had approximately $nil in a bank beyond federally insured limit.

Income Taxes

ASC 740, “Income Taxes” requires our company to recognize deferred tax liabilities and assets for the expected future tax consequence of events that have been recognized in our company’s consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss year. As at September 30, 2012 and March 31, 2012, the basic loss per share was equal to diluted loss per share as there was no dilutive instruments.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – inputs that are not based on observable market data.

For the periods ended September 30, 2012 and March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs. Our company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and promissory notes.  With the exception of the promissory notes, the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The promissory note has been discounted to reflect its net present value as at September 30, 2012. Management is of the opinion that our company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

16| Page

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ―fair value. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011- 4 is not expected to have a material impact on our company‘s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for our company on April 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our company’s consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

17| Page

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
Certificate of Amendment filed on October 15, 2002 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
Certificate of Amendment filed on May 8, 2006 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
Certificate of Amendment filed on May 29, 2012 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
(10)	Material Contracts
10.1	Consulting Agreement between our company and Sichel Limited dated May 1, 2010 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
10.2
Peterborough Contract dated October 5, 2011 between EnviroResolutions, Inc. Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference our Registration of Securities on Form 10-12G filed on August 23, 2012)

10.3
Representation Agreement dated June 7, 2012 between Pacific Green Group Limited and EnviroResolutions, Inc. (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)

10.4
Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited(incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)

10.5	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL will be filed by amendment.

18| Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.

Date: November 19, 2012
Jordan Starkman,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

 19| Page