Form 10-Q/A
period 2012-09-30
Pacific Green Technologies Inc.
filed 2012-11-27
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment #1
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-54756

PACIFIC GREEN TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5205 Prospect Road, Suite 135-226, San Jose, CA	95129
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note:   This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012 originally filed on November 19, 2012 (the “Original Filing”) by Pacific Green Technologies Inc., a Delaware corporation (“Pacific Green” the “Company,” “we,” or “us”). We are filing this Amendment as the Original Report was filed with missing and incomplete information.  We have not updated any information from the Original Report, except to complete and replace the missing disclosure in the Original Report.

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

Pacific Green Technologies Inc. (Formerly ECash, Inc.)
(A Development Stage Company) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED September 30, 2012
Stated in U.S. Dollars

Table of Contents

Table of Contents	i

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Loss	2

Consolidated Statements of Cash Flows	3

1) NATURE OF BUSINESS AND OVERVIEW	4

2) GOING CONCERN	4

3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	5

4) DUE TO RELATED PARTIES	8

5) ACQUISITION	8

6) PROMISSORY NOTE	9

7) CAPITAL STOCK	10

8) COMMITMENT	10

 i | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 1
US Dollars (Unaudited)

Consolidated Balance Sheets
		As at
	Note	September 30, 2012	March 31, 2012

ASSETS
Current Assets
Cash and cash equivalents		$558,008	$3,348
VAT receivable		61	12,899
		558,069	16,247
Total Assets		$558,069	16,247

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$222,806	$46,492
Due to related parties	(4)	854,254	127,968
Promissory notes	(6)	947,980	-
		2,025,040	174,460
Non-current Liabilities
Promissory notes	(6)	3,250,852	-
Total Liabilities		5,275,892	174,460

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized: 500,000,000 common shares with par value of $0.001
Issued: 5,627,002 and 5,000,000 for September 30, 2012 and March 31, 2012	(7)	602	2
Additional paid-in capital	(7)	599,400	1,419
Accumulated other comprehensive income (loss)		(4,379)	(247)
Accumulated deficit during development stage		(5,313,446)	(159,387)

Total Stockholders’ Equity		(4,717,823)	(158,213)

Total Liabilities and Stockholders’ Equity		$558,069	$16,247

-- See Accompanying Notes –

1 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 2
US Dollars (Unaudited)

Consolidated Statements of Operations and Comprehensive Loss
		Six months ended	Six months ended	Three months ended	Three months ended	Cumulative amounts from April 5, 2011 (inception) to
	Note	September 30 2012	September 30 2011	September 30 2012	September 30 2011	September 30, 2012

Revenues		$-	$-	$-	-	$-
Operating Expenses

General and administrative
Consultancy fees	(4)	$321,884	$-	$260,342	$-	$410,435
Interest expenses	(6)	95,577	-	95,577	-	96,996
Professional fees		50,646	-	30,543	-	66,348
Auditor fees		7,655	-	7,655	-	7,655
Development and research expenses		7,419	-	3,149	-	55,306
Transfer agent and filing fees		7,176	-	1,642	-	7,176
Advertising		6,220	-	6,220	-	6,220
Office expenses		3,188	-	(550)	-	9,015
Meals and entertainment		1,881	-	115	-	1,881
Travel		1,574	-	695	-	1,574
Bank charges		572	-	483	-	572
Foreign exchange loss		306	-	306	-	306

Total operating expenses		504,098	-	406,177	-	663,484

Other comprehensive income (loss)
Currency translation adjustment		(8,816)	-	(13,500)	-	(8,816)

Net comprehensive loss for the period		$(512,914)	$-	$(419,677)	$-	$(654,668)
Net loss per stock – basic and diluted		$(0.10)	$-	$(0.08)	$-

Weighted average number of common stock basic and diluted		5,050,806	5,000,000	5,131,350	5,000,000

-- See Accompanying Notes –

2 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 3
US Dollars (Unaudited)

Consolidated Statements of Cash Flows
	Six months Ended	Six months Ended	Cumulative Amounts from April 5, 2011 (inception) to
	September 30 2012	September 30 2011	September 30, 2012

Operating Activities

Net Loss for the Period	$(504,098)	$-	$(663,484)

Items not Affecting Cash
Imputed interest	95,577	-	96,996
Foreign exchange	(4,132)	-	(4,103)
	(412,653)		(570,591)
Net Change in Non-cash Working Capital
VAT receivable	12,838	-	(39)
Accounts payable and accrued liabilities	52,778	-	99,190
	(347,037)	-	(471,440)
Financing Activities
Stocks issued for cash	600,000	-	600,000
Issuance of promissory note	100,000	-	100,000
Due to related parties	200,267	-	328,018
	900,267	-	1,028,018
Investing Activities
Cash acquired on acquisition of Subsidiary	1,430	-	1,430
	1,430	-	1,430
Net Increase (Decrease) in Cash	554,660	-	558,008
Cash position – beginning of period	3,348	-	-

Cash Position – End of Period	$558,008	$-	$558,008

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

-- See Accompanying Notes –

3 | Page

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

4 | Page

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

5 | Page

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

6 | Page

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

7 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)
Notes to consolidated financial statements

4)	DUE TO RELATED PARTIES

Related Party Disclosure
Name and Principal Position	Period (i)	Remuneration or fees(ii)	Due to Related Parties(iii)
Sichel Limited, a corporation who became a shareholder of the Company.	2012 2011	$71,333 -	$854,254 127,968

(i)	For the six months ended 30 September 2012 and 2011

(ii)	Amounts disclosed were paid or accrued to the related party

(iii)	The loan is unsecured, non-interest bearing, and is due on demand.

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

8 | Page

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

9 | Page

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

10 | Page

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

Both Sichel and Pacific Green Group are wholly owned subsidiaries of the Hookipa Trust. Pacific Green Group’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from Pacific Green Group. Sichel is a significant shareholder of our company, and also provides us with consulting services pursuant to a consulting agreement as noted above. The sole director of Sichel is also the sole director of Pacific Green Group Limited. Further, Sichel is a significant shareholder of Enviro and provides management services to Enviro under a management services contract.

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

Full consideration contemplated by the assignment and share transfer agreement was US$25 million satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of US$5 million structured as a promissory note over the next five years as follows:

●	March 31, 2013 $1,000,000;
●	March 31, 2014 $1,000,000;
●	March 31, 2015 $1,000,000;
●	March 31, 2016 $1,000,000;
●	March 31, 2017 $1,000,000.

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

Expenses for the three month period ended September 30, 2012, were $406,177 as compared to $Nil for the comparative period in 2011. Expenses for the six month period ended September 30, 2012, were $504,098 as compared to the comparative period in 2011. Consulting fees were comprised primarily of fees paid to the director of our subsidiary Pacific Green Technologies Limited; professional fees were comprised of legal and accounting costs.  During the six month period ended September 30, 2012, we did not generate any revenue.

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

We anticipate that our expenses over the next 12 months (beginning October 2012) will be approximately $660,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	80,000
Product acquisition, testing and servicing costs	80,000
Marketing and advertising	75,000
Investor relations and capital raising	20,000
Management and operating costs	40,000
Salaries and consulting fees	300,000
General and administrative expenses	65,000
Total	$660,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $660,000 to proceed with our business plan over the next 12 months.  As of September 30, 2012 we had $558,008 cash on hand.   If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

10.5	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit Number	Description

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.

Date: November 26, 2012	/s/ Jordan Starkman
Jordan Starkman,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)