Form 10-Q
period 2012-12-31
Pacific Green Technologies Inc.
filed 2013-02-08
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	DECEMBER 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-54756

PACIFIC GREEN TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5205 Prospect Road, Suite 135-226, San Jose, California	95129
(Address of principal executive offices)	(Zip Code)

408-538-3373
(Registrant’s telephone number, including area code)

N/A
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

5,727,404 common shares issued and outstanding as of January 29, 2013.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Pacific Green Technologies Inc. (Formerly ECash, Inc.)
(A Development Stage Company) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012
Stated in U.S. Funds

Table of Contents

Table of Contents		i
Consolidated Balance Sheets		1
Consolidated Statements of Operations and Comprehensive Loss		2
Consolidated Statements of Cash Flows		3
1)	NATURE OF BUSINESS AND OVERVIEW	4
2)	GOING CONCERN	4
3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	5
4)	DUE TO RELATED PARTIES	8
5)	ACQUISITION	8
6)	PROMISSORY NOTES	9
7)	CAPITAL STOCK	10
8)	COMMITMENTS	11

i | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 1
US Funds (Unaudited)

Consolidated Balance Sheets
		As at
	Note	December 31, 2012	March 31, 2012

ASSETS

Current Assets
Cash and cash equivalents		$49,140	$3,348
VAT receivable		-	12,899
Loan to EnviroTechnologies	(4)	204,601	-
		253,741	16,247
Total Assets		$253,741	16,247

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$192,327	$46,492
Due to related parties	(4)	921,396	127,968
Promissory note	(6)	966,902	-
		2,080,625	174,460
Non-current Liabilities
Promissory notes	(6)	3,209,644	-
Total Liabilities		5,290,269	174,460

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized: 500,000,000 common shares with par value of $0.001
Issued: 5,727,404 and 5,000,000 for December 31, 2012 and March 31, 2012	(7)	702	2
Additional paid-in capital	(7)	714,312	1,419
Accumulated other comprehensive income (loss)		(6,758)	(247)
Accumulated deficit during development stage		(5,744,784)	(159,387)
Total Stockholders’ Equity		(5,036,528)	(158,213)
Total Liabilities and Stockholders’ Equity		$253,741	$16,247

-- See Accompanying Notes –

1 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 2
US Funds (Unaudited)

Consolidated Statements of Operations and Comprehensive Loss
		Nine months ended	Nine months ended	Three months ended	Three months ended	Cumulative amounts from April 5, 2011 (inception) to
	Note	December 31 2012	December 31 2011	December 31 2012	December 31 2011	December 31, 2012

Revenues		$-	$-	$-	-	$-

Operating Expenses

General and administrative
Consultancy fees	(4)	$574,133	$-	$252,249	$-	$662,684
Interest expenses	(6)	188,303	-	92,726	-	189,722
Professional fees		107,032	-	48,731	-	122,735
Travel		20,928	-	19,354	-	20,928
Development and research expenses		10,751	-	3,332	-	58,638
Advertising		9,204	-	2,984	-	9,204
Transfer agent and filing fees		8,631	-	1,455	-	8,631
Foreign exchange loss		6,717	-	6,411	-	6,717
Office expenses		5,162	-	1,974	-	10,988
Meals and entertainment		2,899	-	1,018	-	2,899
Bank charges		1,676	-	1,104	-	1,676
Total operating expenses		935,436	-	431,338	-	1,094,822
Net loss before income tax		(935,436)	-	(431,338)	-	(1,094,822)
Other comprehensive income (loss)
Currency translation adjustment		6,647	-	15,463	-	6,647
Net comprehensive loss for the period		$(928,789)	$-	$(415,875)	$-	$(1,088,175)
Net loss per stock – basic and diluted		$(0.18)	$-	$(0.07)	$-
Weighted average number of common stock basic and diluted		5,268,820	5,000,000	5,631,732	5,000,000

-- See Accompanying Notes –

2 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 3
US Funds (Unaudited)

Consolidated Statements of Cash Flows
	Nine months Ended	Nine months Ended	Cumulative Amounts from April 5, 2011 (inception) to
	December 31 2012	December 31 2011	December 31, 2012

Operating Activities

Net Loss for the Period	$(935,436)	$-	$(1,094,822)

Items not Affecting Cash
Imputed interest	188,303	-	189,722
Consulting services	100,000	-	100,000
Foreign exchange	(6,511)	-	(6,482)
Net Change in Non-cash Working Capital
VAT receivable	12,899	-	22
Accounts payable and accrued liabilities	22,299	-	68,711
	(618,446)	-	(742,849)

Financing Activities
Stocks issued for cash	600,000	-	600,000
Due to related parties	62,808	-	190,559
	662,808	-	790,559

Investing Activities
Cash acquired on acquisition of Subsidiary	1,430	-	1,430
	1,430	-	1,430
Net Increase in Cash	45,792	-	49,140
Cash position – beginning of period	3,348	-	-
Cash Position – End of Period	$49,140	$-	$49,140

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

The transaction will result in the former shareholders of PGT Limited (being PGG) collectively owning a majority of the issued and outstanding common shares of PGT Inc.  The accounting principle applicable to a reverse takeover (“RTO”) has been applied to account for the transaction.  Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited.  The carrying amounts of PGT Limited’s assets and liabilities are included in these consolidated financial statements.  The consolidated statement of operations included the operations of PGT Limited for the period from April 5, 2011 (inception) to December 31, 2012 and the operations of PGT Inc. from June 15, 2012 to December 31, 2012.

2)	GOING CONCERN

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the developmental stage and has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of December 31, 2012, the Company has a working of capital deficiency of $1,826,884 (March 31, 2012 - $158,213). The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2012 have been included.

b)	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

c)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.  As at December 31, 2012 and March 31, 2012, there were no cash equivalents.

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

The Company did not grant any stock options during the periods ended December 31, 2012 and March 31, 2012.

5 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)

Notes to consolidated financial statements

f)	Foreign Currency Translations

The Company has chosen U.S. dollars as its functional and reporting currency. PGT Limited has chosen U.K. pounds as its functional currency. Foreign currency transactions in the foreign subsidiaries are translated into their functional currency using the exchange rate in effect at that date for assets, liabilities, revenues and expenses. At the period end, monetary assets and liabilities denominated in the foreign currency are re-evaluated into the functional currency by using the exchange rate in effect for the period end. The resulting foreign exchange gains and losses are included in operations.

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

The Company places its cash and cash equivalents with high credit quality financial institution. As of December 31, 2012 and March 31, 2012, the Company had approximately $49,140 (March 31, 2012 - $3,348) in a bank beyond federally insured limit.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss period. As at December 31, 2012 and March 31, 2012, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

For the periods ended December 31, 2012 and March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs. The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and promissory notes.  With the exception of the promissory notes, the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The promissory note has been discounted to reflect its net present value as at December 31, 2012. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

l)	New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ―fair value. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011- 4 is not expected to have a material impact on the Company’s consolidated financial statements.

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

4)	DUE TO RELATED PARTIES

For the nine months ended December 31, 2012, the Company paid consulting fee of $131,111 (December 31, 2011 - $Nil) to a shareholder of the Company.

As at December 31, 2012 and March 31, 2012, the Company had amount due to (from) related parties as follows:

	December 31, 2012		March 31, 2011
Due to (from) related parties	Due from related parties (ii)	Due to related parties (ii)	Due from related parties (ii)	Due to related parties (ii)
	$	$	$	$
Sichel Limited (i)	-	663,494	-	127,968
PGG (i)	-	242,477	-	-
Enviro (i)	204,601	-	-	-
Other shareholders	-	15,425	-	-
Total	204,601	921,396	-	127,968

(i)
Both Sichel Limited and PGG are wholly owned subsidiaries of the Hookipa Trust.  Sichel is a shareholder of the Company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010.  The sole director of Sichel is also the sole director of PGG.  Further, Sichel is a significant shareholder of Enviro, and provides management services to Enviro under a management services contract.

(ii)	The loan is unsecured, non-interest bearing, and is due on demand.

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

b)
On July 3, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, (“Denali”) a Nevada limited liability company. In connection therewith, the Company issued a convertible promissory note (the “Note”) to Denali in exchange for consulting service provided in the amount of $100,000.  The maturity date of the Note is June 30, 2014, where upon all principle and interest outstanding shall be due.  Interest accrues at 8% per annum on the unpaid principle amount.  The Note is convertible into common share of the Company at any time and from time to time.  The amount of Note remaining outstanding is convertible into common shares of the Company at a price that equal to ninety percent of volume weighted average trading price during the three trading days immediately preceding the date at which Denali submits the written notice of conversion to the Company. On December 28, 2012, the Company signed an Exchange and Registration Rights Agreement with Denali, whereby both parties agreed to exercise the conversion right and converted the Note in exchange for an aggregate of 100,000 common shares of the Company.

	a) PGG	b) Denali	Total
March 31, 2012	$-	$-	$-
Discounted principal	4,003,255	-	4,003,255
Principal	-	100,000	100,000
Accrued interest	173,291	4,000	177,291
Note converted		(104,000)	(104,000)
December 31, 2012	4,176,546	-	4,176,546
Less: promissory notes – current	(966,902)	-	(966,902)
Promissory notes – long-term	$3,209,644	$-	$3,209,644

9 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)

Notes to consolidated financial statements

Principal repayments of total Promissory Notes are payable over the next five years as follows:

June 2013	$1,000,000
June 2014	1,000,000
June 2015	1,000,000
June 2016	1,000,000
June 2017	1,000,000
Total	$5,000,000

7)	CAPITAL STOCK

a)	Authorized

The total authorized is 500,000,000 common stocks with a par value of $0.001 per common stock.

b)	Issued and Outstanding

On December 28, 2012, the Company entered into an Exchange and Registration Rights Agreement with a consultant pursuant to which the Company issued 100,000 shares of our common stock to settle the convertible promissory note and the related accrued interest, valued at $1.00 per share.

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

Prior to the acquisition and RTO (Notes 1 and 5) common shares totalling 27,404 were considered as a recapitalization to PGT Limited.

At December 31, 2012, there were 5,727,404 common stocks issued and outstanding.

10 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds (Unaudited)

Notes to consolidated financial statements

8)	COMMITMENTS

Effective December 18, 2012 the Company entered into a Non-Exec Director Agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options shall terminate the earlier of 24 months, or upon the termination of the agreement.

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

11 | Page

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiary, Pacific Green Technologies Limited, a United Kingdom corporation, unless otherwise indicated.

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

Effective December 4, 2012, we filed with the Delaware Secretary of State a Certificate of Amendment of Certificate of Incorporation, wherein we have increased our authorized share capital to 510,000,000 shares of stock as follows:

●	500,000,000 shares of common stock with a par value of $0.001; and

●	10,000,000 shares of preferred stock with a par value of $0.001.

The increase of authorized capital was approved by our board of directors on July 1, 2012 and by a majority of our stockholders by a resolution dated July 1, 2012.

Our Current Business

On May 1, 2010, we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to US$20,000 per calendar month. As at the period ended December 31, 2012, we owed Sichel $663,494 under the terms of the consulting agreement. In addition, pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, Sichel may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, Sichel has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

Full consideration contemplated by the assignment and share transfer agreement was US$25 million satisfied through the issue of 5,000,000 shares of our common stock at a price of $4 per share with the balance of US$5 million structured as a promissory note over the next five years as follows:

●	March 31, 2013: $1,000,000;

●	March 31, 2014: $1,000,000;

●	March 31, 2015: $1,000,000;

●	March 31, 2016: $1,000,000;

●	March 31, 2017: $1,000,000.

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

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options shall terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company.  Also effective December 18, 2012, we appointed Dr. Carmichael as a director of our company.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended December 31, 2012 and 2011.

Our net loss and comprehensive loss for the three and nine month periods ended December 31, 2012 and 2011 and from April 5, 2011 (inception) to December 31, 2012 are summarized as follows:

	Nine Months Ended December 31,			Three Months Ended December 31,			Period from April 5, 2011 (Inception) to December 31,
	2012	2011		2012	2011		2012
Consultancy fees	$574,133	$	Nil	$252,249	$	Nil	$662,684
Interest expenses	$188,303	$	Nil	$92,726	$	Nil	$189,722
Professional fees	$107,032	$	Nil	$48,731	$	Nil	$122,735
Travel	$20,928	$	Nil	$19,354	$	Nil	$20,928
Development and research expenses	$10,751	$	Nil	$3,332	$	Nil	$58,638
Advertising	$9,204	$	Nil	$2,984	$	Nil	$9,204
Transfer agent and filing fees	$8,631	$	Nil	$1,455	$	Nil	$8,631
Foreign exchange loss	$6,717	$	Nil	$6,411	$	Nil	$6,717
Office expenses	$5,162	$	Nil	$1,974	$	Nil	$10,988
Meals and entertainment	$2,899	$	Nil	$1,018	$	Nil	$2,899
Bank charges	$1,676	$	Nil	$1,104	$	Nil	$1,676
Other comprehensive income (loss):
- Currency translation adjustment	$6,647	$	Nil	$15,463	$	Nil	$6,647
Net comprehensive loss	$(928,789)	$	Nil	$(415,875)	$	Nil	$(1,088,175)

Expenses for the three month period ended December 31, 2012, were $431,338 as compared to $Nil for the comparative period in 2011. Expenses for the nine month period ended December 31, 2012, were $935,436 as compared to $Nil for the comparative period in 2011. Consulting fees were comprised primarily of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal and accounting costs.  During the nine month period ended December 31, 2012, we did not generate any revenue.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	March 31,
	2012	2012
Current Assets	$253,741	$16,247
Current Liabilities	$2,080,625	$174,460
Working Capital (deficit)	$(1,826,884)	$(158,213)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2012	2011
Net Cash Provided by (Used in) Operating Activities	$(618,446)	$	Nil
Net Cash Provided by Financing Activities	$662,808	$	Nil
Net Cash Provided by Investing Activities	$1,430	$	Nil
Net Increase (Decrease) in Cash	$45,792	$	Nil

As of December 31, 2012, we had $49,140 in cash, $253,741 in total current assets, $2,080,625 in total current liabilities and a working capital deficit of $1,826,884. As of March 31, 2012, we had a working capital deficit of $158,213.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $1,094,822 from our inception on April 5, 2011 to December 31, 2012 was funded primarily by financing and loans, as well as other capital contributions.

From our inception on April 5, 2011 to December 31, 2012 we spent $742,849 on operating activities. During the nine months ended December 31, 2012 we spent $618,446 on operating activities, whereas we spent $Nil on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the nine months ended December 31, 2012 was primarily due to increases in imputed interest, consulting services, VAT receivable and accounts payable and accrued liabilities offset by a net loss of $935,436 and foreign exchange loss of $6,511.

From our inception on April 5, 2011 to December 31, 2012 we received $790,559 from financing activities, which consisted of $600,000 in proceeds from stock issued for cash and $190,559 due to related parties. During the nine months ended December 31, 2012 we received $662,808 from financing activities, which consisted of $600,000 in proceeds from stock issued for cash and $62,808 due to related parties, whereas we received $Nil from financing activities during the same period in fiscal 2011.

From our inception on April 5, 2011 to December 31, 2012 we acquired $1,430 from investing activities, which was primarily in the form of cash acquired on acquisition of our subsidiary. During the nine months ended December 31, 2012 we acquired $1,430 from investing activities, whereas we did not acquire or spend any money on investing activities during the nine months ended December 31, 2011.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning January 2013) will be approximately $660,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $660,000 to proceed with our business plan over the next 12 months.  As of December 31, 2012, we had $49,140 cash on hand.   If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and nine month periods ended December 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2012 have been included.

Accounting Method

Our company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.  As at December 31, 2012 and March 31, 2012, there were no cash equivalents.

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

Our company did not grant any stock options during the periods ended December 31, 2012 and March 31, 2012.

Foreign Currency Translations

Our company has chosen U.S. dollars as its functional and reporting currency. Pacific Green Technologies Limited has chosen U.K. pounds as its functional currency. Foreign currency transactions in the foreign subsidiaries are translated into their functional currency using the exchange rate in effect at that date for assets, liabilities, revenues and expenses. At the period end, monetary assets and liabilities denominated in the foreign currency are re-evaluated into the functional currency by using the exchange rate in effect for the period end. The resulting foreign exchange gains and losses are included in operations.

Assets and liabilities of the foreign subsidiaries are translated into the reporting U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates. Gain and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Our company is disclosing this information on our statements of operations and comprehensive loss. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

Concentration of Credit Risk

Our company places cash and cash equivalents with high credit quality financial institution. As of December 31, 2012 and March 31, 2012, our company had approximately $49,140 (March 31, 2012 - $3,348) in a bank beyond federally insured limit.

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

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss year. As at December 31, 2012 and March 31, 2012, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

For the periods ended December 31, 2012 and March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs. Our company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and promissory notes.  With the exception of the promissory notes, the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The promissory note has been discounted to reflect its net present value as at December 31, 2012. Management is of the opinion that our company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ―fair value. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011- 4 is not expected to have a material impact on our company’s consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Effective December 18, 2012, we appointed Dr. Neil Carmichael as a director of our company.

Item 6.    Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
3.7	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)

Exhibit Number	Description
(10)	Material Contracts
10.1	Consulting Agreement between our company and Sichel Limited dated May 1, 2010 (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
10.2
Peterborough Contract dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference our Registration of Securities on Form 10-12G filed on August 23, 2012)

10.3
Representation Agreement dated June 7, 2012 between Pacific Green Group Limited and EnviroResolutions, Inc. (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)

10.4
Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited(incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)

10.5	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference our Registration of Securities on Form 10-12G filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael, Esq. (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation, wholly-owned
(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

PACIFIC GREEN TECHNOLOGIES INC.

Date: February 8, 2013	/s/ Jordan Starkman
Jordan Starkman,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)