Form 10-K
period 2013-03-31
Pacific Green Technologies Inc.
filed 2013-07-01
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54756

PACIFIC GREEN TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5205 Prospect Road, Suite 135-226, San Jose, CA	95129
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 538-3373

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 28, 2012 was $4,399,302 based on a $1.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
8,161,037 common shares as of June 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1.                 Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiary, Pacific Green Technologies Limited, a United Kingdom corporation, unless otherwise indicated.

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

On June 13, 2012, we changed our name to Pacific Green Technologies Inc. and effected a reverse split of our common stock following which we had 27,002 shares of common stock outstanding with $0.001 par value.

Effective December 4, 2012, we filed with the Delaware Secretary of State a Certificate of Amendment of Certificate of Incorporation, wherein we increased our authorized share capital to 510,000,000 shares of stock as follows:

●	500,000,000 shares of common stock with a par value of $0.001; and

●	10,000,000 shares of preferred stock with a par value of $0.001.

The increase of authorized capital was approved by our board of directors on July 1, 2012 and by a majority of our stockholders by a resolution dated July 1, 2012.

Historical business overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at our year ended March 31, 2013, we owed Sichel $Nil and we owed PGG $1,150,218.  Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

New strategy

Our management, assisted by PGG, has identified an opportunity to build a business focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. To this end we have entered into and closed an assignment and share transfer agreement with Pacific Green Group Limited (“PGG”) for the assignment of a representation agreement and the acquisition of a company involved in the environmental technology industry.

The assignment and share transfer agreement provides for the acquisition of 100% of the issued and outstanding shares of Pacific Green Technologies Limited, PGG’s subsidiary in the United Kingdom. Additionally, PGG has assigned to our company a ten year exclusive worldwide representation agreement with EnviroTechnologies Inc., (formerly EnviroResolutions, Inc.), a Delaware corporation, to market and sell EnviroTechnologies’ current and future environmental technologies. The representation agreement entitles the holder to a commission of 20% of all sales (net of taxes) generated by EnviroTechnologies Inc. Pursuant to the terms of the assignment and share transfer agreement, all rights and obligations under the representation agreement have been transferred to our company. We currently anticipate that sales under the representation agreement will be our sole source of revenue for the foreseeable future. We had intended to complete an acquisition of EnviroTechnologies, as this would have been a logical step in our development. However, as discussed herein, we have settled with EnviroTechnologies as an alternative.

Both Sichel and PGG are wholly owned subsidiaries of the Hookipia Trust. PGG’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from PGG. Sichel is a significant shareholder of our company and also provides us with consulting services pursuant to the consulting agreement as noted above. The sole director of Sichel is also the sole director of PGG. Further, PGG is a significant shareholder of EnviroTechnologies.

The assignment and share transfer agreement closed on June 14, 2012 via the issuance of 5,000,000 shares of our common stock as well as a $5,000,000 promissory note to PGG. We have consequently undertaken the operations of Pacific Green Technologies Limited and PGG’s obligations under the representation agreement.

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which amount remains outstanding and have been rolled over to the following payment date)
●	June 12, 2014, $1,000,000
●	June 12, 2015, $1,000,000
●	June 12, 2016, $1,000,000
●	June 12, 2017, $1,000,000

Under the terms of the promissory note, the loan repayments specified above shall not exceed the amount we earn under the terms of the representation agreement. If we are unable to meet the repayment schedule set out above, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into new shares of our common stock. However, the entire amount of the promissory note is due upon the maturity date on the fifth anniversary. The promissory note is unsecured.

The total consideration of $25,000,000 was a purchase price not determined under U.S. GAAP, and both the $25,000,000 total price and the deemed price of $4 per share does not represent the fair value of the stock issued or a value used in accounting for the acquisition. The number of shares issued and the terms of the promissory note were negotiated between the parties and are intended to represent full consideration for the acquisition of Pacific Green Technologies Limited and the representation agreement.

Information on EnviroTechnologies

EnviroTechnologies, a company incorporated in Delaware, has protected intellectual property rights throughout most of the world for its ENVI-Clean™ Emissions System (“ENVI-Clean™”). The ENVI-Clean™ system removes most of the sulphur dioxide, particulate matter, greenhouse gases and other hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels.

The ENVI-Clean™ system is comprised of five components:

●	an induced draft fan (“ID fan”);
●	a gas conditioning chamber;
●	the ENVI-Clean™ unit;
●	a demister; and
●	settling tanks.

The ID fan creates the pressure differential required to force the gas through the scrubbing fluid suspended on each head and move it through the other components in the system.  The gas conditioning chamber cools the hot flue gas prior to entering the ENVI-Clean™ System.  The ENVI-Clean™ System contains the heads and the demister pads at the exhaust exit.  The neutralizing fluid is constantly circulated and cleaned by mechanical means with the contaminated component of the separation going to a settling tank prior to dewatering.  The settled solids are disposed of with the bottom ash produced by the combustion process.

The ENVI-CES™ technology forces 100% of the polluted exhaust flue gas into the neutralizing fluid to produce a highly turbulent interaction between the target pollutants and the fluid. The aggressive mixing produces small bubbles which create a very high surface contact area between the exhaust gas and fluid to enhance the transfer of particulate and targeted gaseous and hazardous pollutants from the exhaust to the fluid.

Schematic of the ENVI-Clean™ Emission’s System as installed for Biomass applications

Unique to the ENVI approach is the introduction of the gas in the lower section of the ENVI-Clean™ unit which makes the greatest portion of its cross section available for fluid–gas interaction. This permits a smaller and highly flexible footprint. Furthermore, the system design allows for multiple heads each containing different neutralizing fluids to remove various pollutants from the flue gas. The ordered removal of acid and greenhouse gases within a single unit makes the system highly desirable by industries whose fuels contain multiple contaminants. The resulting ENVI-Clean™ unit has high efficiency and is very simple to operate.

The neutralizing solution is selected to remove targeted pollutants: limestone and hydrated lime are used to neutralize the scrubbing solution for the removal of acid gases such as sulphur dioxide, hydrogen chloride and hydrogen fluoride. The unique design of the ENVI system allows for the sequential removal of pollutants by stacking heads and utilizing different neutralizing chemistry in each operating unit. This provides industry with a system that fulfills multiple applications.

The ENVI-Clean™ system has numerous new and retrofit applications:

●	coal and coal waste fuelled CFBC boilers;
●	pulverized coal and stoker-grate boilers;
●	heavy oil fired boilers;
●	biomass and waste to energy boilers;
●	lime kilns, dryers, shredders and foundries;
●	industrial exhaust scrubbing of particulates and acid gases;
●	diesel engines, large marine and stationary engines; and
●	sewage sludge, hazardous waste and MSW incinerators.

Our management believes that the ENVI-Clean™ system has significant competitive advantages in the market for emission control systems including:

1.
efficiency: tests performed at an 84MW coal power plant in West Virginia (USA) indicate that the ENVI-Clean™ system removed on average 99.3% of sulfur dioxide over a three day period from the plant’s emissions;

2.
low capital cost: the system has a compact and flexible footprint relative to competitive products.  For electricity generation applications, EnviroTechnologies’ system is priced for market at approximately $90 per kilowatt of electricity generation.  In comparison, industry consultants state that comparable systems in North America are typically priced at $300-500 per kilowatt (Source: High Energy Services/Babcock & Wilson-wet scrubber systems for S02 removal in North America);

3.	low ongoing operating cost: the ENVI-Clean™ system is more affordable in the long term for customers compared to competitor products;

4.
new and retrofit applications: for retrofit applications in particular (as required by the 2011 EPA Boiler MACT Requirements), the system is considered by management to be more compact and adaptable than rival systems;

5.
scalability: the ENVI-Clean™ system can be adapted for the largest power stations but also smaller applications such as diesel marine engines.  It can also remove multiple pollutants in a single system, unlike much of the competition.

On October 5, 2011, EnviroResolutions, a British Columbia corporation, signed a contract to supply the ENVI-Clean™ system to a new waste to energy plant being built in Peterborough, United Kingdom (the “Peterborough Contract”).  The initial material term and condition of the contract was that EnviroResolutions demonstrate testing of the system that achieved the performance levels represented in regards to emissions by March 31, 2012.  This condition was successfully satisfied and confirmed with Peterborough Renewable Energy Limited prior to the required date.  The Peterborough Contract entitles us, as the holder of the representation agreement, to a commission of approximately $4,600,000 before third party agency fees.

Effective March 5, 2013, we entered into a supplemental agreement with EnviroTechnologies and EnviroResolutions.  The supplemental agreement amends the representation agreement between PGG and EnviroTechnologies dated June 7, 2010, which was later assigned to us from PGG in connection with an assignment and share transfer agreement dated June 14, 2012.  The supplemental agreement entitles our company to a commission of equal to 50% (previously 20%) of any licensing revenue that may be generated by EnviroTechnologies Inc. in respect of its existing and future technologies.

In addition, pursuant to the supplemental agreement, we will receive from EnviroResolutions an amount equal to 50% of any assets or consideration received as compensation from Peterborough Renewable for Peterborough Renewable’s failure to perform under a contingent sale agreement dated October 5, 2011 between EnviroResolutions and Peterborough Renewable. We will receive the fee for our assistance to EnviroResolutions during their negotiations with Peterborough Renewable regarding Peterborough Renewable’s failure to perform.  The fee, if any, provided to us will not constitute any repayment of our loans that were made to EnviroResolutions.

The supplemental agreement supplements the Peterborough Contract dated October 5, 2011 entered into among EnviroResolutions, Peterborough Renewable and GEPL.  Pursuant to the Peterborough Contract, EnviroResolutions was to supply Peterborough Renewable with a wet scrubbing emission control system to a new waste to energy plant being built in Peterborough, United Kingdom.

Information on Pacific Green Technologies Limited

Pacific Green Technologies Limited is a limited liability company incorporated under the laws of England and Wales on April 5, 2011 (“PGT”). The director of PGT is Mr. Joseph Grigor Kelly. On November 7, 2012, Mr. Joseph Grigor Kelly tendered his resignation to the board of directors. PGT has no employees.

The purpose of incorporating PGT was to utilize local knowledge and contacts to build a platform for sales in the following regions: Western Europe, Eastern Europe, Russian Federation, Turkey, Middle East, Azerbaijan, Kazakhstan and Africa. However, the Company has found that the cost to have physical presence in England far out weights the benefit. As a result, PGT is now in the process of being dissolved as of the date of the filing of this annual report.

Current Business

Since signing the representation agreement, PGG has secured a worldwide network of agents to market the ENVI-Clean™ system. In Europe there are four agents, in North America there are five agents, in Asia and Australia there are two agents, and in the Middle East there is one agent. We have assumed these relationships as part of the assignment and continue to pursue the following main areas of focus.

i) Waste to Energy Plants across Europe

Increasing legislation relating to landfill of municipal solid waste has led to the emergence of increasing numbers of waste to energy plants (“WtE”). A WtE plant obviates the need for landfill, burning municipal waste for conversion to electricity. A WtE plant is typically 45-100MW. The ENVI-Clean™ system is particularly suited to WtE as it cleans multiple pollutants in a single system. The contract secured by EnviroResolutions in Peterborough (UK) relates to a WtE plant and the ENVI-Clean™ system was successfully tested at a WtE plant in Edmonton (UK) in March 2012.

ii) Coal fired power stations in North America and Asia

EnviroResolutions has successfully conducted sulphur dioxide demonstration tests at the American Bituminous Coal Partners power plant in Grant Town, West Virginia. The testing achieved a three test average of 99.3% removal efficiency. The implementation of US Clean Air regulations in July 2010 has created additional demand for sulphur dioxide removal in all industries emitting sulphur pollution. Furthermore, China consumes approximately one half of the world’s coal, but introduced measures designed to reduce energy and carbon intensity in its 12th Five Year Plan.

iii) Biomass

Applications include regional power facilities and heating for commercial buildings and greenhouses. Typical applications range in size from 1 to 20 megawatts (MW) with power generation occupying the larger end of the range. ENVI has operated a pilot ENVI-clean™ scrubber designed to remove particulate from a 6MW boiler used to heat a large scale, greenhouse facility. The optimization and testing took place in late 2009 through to March 2010 at the Katatheon Farms in Langley, British Columbia. The full scale system was purchased by the farm and installed in 2010.

iv) Land and marine diesel

Diesel exhaust includes ash and soot as particulate components and sulphur dioxide as an acid gas. The ENVI-Clean™ system is applicable for land power generation systems and marine engines. Diesel power has particular relevance in remote settings such as mining, oil and gas exploration camps in emerging nations.

Testing has been conducted on diesel shipping to confirm the application of seawater as a neutralizing agent for sulphur emissions. In addition to marine application these tests showed applicability of the system for large displacement engines such as stationary generators, compressors, container handling, heavy construction and mining equipment.

The analysis of new business opportunities, under each of the categories stated above, will be undertaken by or under the supervision of Jordan Starkman, our president, treasurer, secretary and director.  As of the date of this annual report and with the exception of the agreements disclosed in this document, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In accordance with our business purpose and strategy outlined above, our efforts to analyze potential business opportunities will consider the following factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;
●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	strength and diversity of management, either in place or scheduled for recruitment;

●
capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;
●	the extent to which the business opportunity can be advanced;
●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Securing additional financial and human capital

We have limited capital and two directors. It will be necessary for us to build a management team to fully exploit the representation agreement and it will also therefore be necessary to raise financial capital. We will therefore proactively seek the raising of additional financial capital as part of our new strategy.

Form of any subsequent acquisitions

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and those of the promoters of the opportunity, and our relative negotiating strength compared to that of such promoters.

It is likely that we will acquire further participations in business opportunities through the issuance of our common stock, or other of our securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, or the Code, depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our stockholders will likely not have control of a majority of our voting securities following a reorganization transaction. As part of such a transaction, our directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 per year for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. As of the date of this annual report, the options to Dr. Carmichael have been granted and have not been exercised.

On April 3, 2013, we entered into and closed a share exchange agreement with certain shareholders of EnviroTechnologies.  Pursuant to the terms of the share exchange agreements, we agreed to acquire 17,653,872 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 1,765,395 shares of the common stock of our company.  We issued an aggregate of 1,765,395 common shares to 47 shareholders.

On April 25, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies.  Pursuant to the terms of the share exchange agreements, we agreed to acquire 6,682,357 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company.  We issued an aggregate of 668,238 common shares to 20 shareholders.

We intended to enter into and close additional share exchange agreements with as many shareholders of EnviroTechnologies as we were able to, but acquiring additional issued and outstanding shares of common stock of EnviroTechnologies has proven not to be feasible.  Given that, and the fact that out company had amounts due and owing to it from EnviroTechnologies, we considered the possibility of acquiring certain assets of EnviroTechnologies that are key to our operations as an alternative to further equity acquisitions, in settlement of the amounts due.

As a result, on May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 24,336,229 common shares of EnviroTechnologies to EnviroTechnologies.  As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, Peterborough Renewable and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

The Debtors’ Assets include the intellectual property rights throughout most of the world for the ENVI-Clean™ system, the ENVI-Pure™ system and the ENVI-SEA™ scrubber.  The ENVI-Clean™ system removes most of the sulphur dioxide, particulate matter, greenhouse gases and other hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels.  The ENVI-Pure™ emission system combines the ENVI-Clean™ highly effective patent-pending wet scrubbing technology with an innovative wet electrostatic precipitator and a granular activated carbon adsorber to remove particulate matter, acid gases, regulated metals, dioxins and VOCs from the flue gas to levels significantly below those required by strictest international regulations.  The ENVI-SEA™ scrubber can be applied to diesel exhaust emissions that require sulphur and particulate matter abatement. Using seawater on a single-pass basis as the scrubbing fluid in combination with its patent pending scrubbing head will provide a highly interactive zone of turbulent mixing for absorption of SO2, particulate matter and other pollutants from the engine’s exhaust.

On May 15, 2013, we entered into and closed a stock purchase agreement with all five of the shareholders of Pacific Green Energy Parks Limited (“PGEP”), a company incorporated in the British Virgin Islands. PGEP is the sole shareholder of Energy Park Sutton Bridge Limited, a company incorporated in the United Kingdom. PGEP is developing a biomass power plant facility and holds an option to purchase the real property upon which the facility will be built.

Pursuant to the stock purchase agreement, we agreed to acquire all of the 1,752 issued and outstanding common shares of PGEP from the shareholders in exchange for:

1.	a payment of $100 upon execution of the stock purchase agreement, which has been paid by us;

2.
$14,000,000 paid in common shares in our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date of closing of the stock purchase agreement, which have been issued by us;

3.
$3,000,000 payable in common shares of our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date upon which PGEP either purchases the property or secures a lease permitting PGEP to operate the facility on the property, which has not yet occurred; and

4.
subject to leasing or purchasing the property and PGEP securing sufficient financing for the construction of the facility, $33,000,000 payable in common shares of our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date that PGEP secures sufficient financing for the construction of the facility, which has not yet occurred.

All consideration from our company to the shareholders has been and will be issued on a pro-rata, pari-passu basis in proportion to the respective number of shares of PGEP sold by each respective shareholder. On May 15, 2013, pursuant to the stock purchase agreement, we issued an aggregate of 3,500,000 common shares, at an agreed upon deemed price of $4 per share, to the five shareholders.

Information on Pacific Green Energy Parks Limited

Pacific Green Energy Parks Limited sees an opportunity to develop renewable power stations with capacities up to 50MW in the biomass and waste to energy sectors. In addition to their positive impact on the world’s environment, these projects have the potential to deliver a sustainable post-tax equity IRR and may provide our Company with an opportunity to deploy its technologies. To this end our Company has been identifying and investigating appropriate projects worldwide.

On 26 March 2012, Pacific Green Energy Parks Limited (“PGEP”) reached an agreement with the shareholders of Energy Park Sutton Bridge Limited (“EPSB”), whereby PGEP would fund a planning application for the development of a biomass energy plant in return for a 75% shareholding in EPSB. EPSB was incorporated in the UK in 2009 to develop a 49 MW biomass energy plant in Sutton Bridge, Lincolnshire, UK. A planning application for Energy Park Sutton Bridge was submitted to South Holland District Council (“SHDC”) on 4 September 2012.

On 5 March 2013, PGEP acquired the remaining 25% of EPSB. On 8 May 2013, Energy Park Sutton Bridge Limited (“EPSB” or the “Company”) secured planning permission for a 49MW biomass power plant at Sutton Bridge, Lincolnshire.

The facility will have an installed energy capacity of 49MW. The export capacity of the facility will be circa 44MW. The electricity will be supplied to the National Grid. Heat from the operation will be used within the facility and the ancillary buildings whilst off-take points will be provided for future combined heat and power needs in the area. The location of the plant alongside an existing industrial estate and in proximity of an area proposed for future industrial expansion makes the realization of the potential for combined heat and power more likely than in other possible locations. EPSB has secured options to purchase the freehold of the Energy Park site from the land owners.

Biomass is considered to be carbon neutral because the quantity of CO2 released during combustion is the same as that absorbed by plants as a result of photosynthesis during their growth. This differs from fossil fuels in that, although both originating from organic matter, the carbon in fossil fuels has been locked away for millions of years, and when released during combustion, results in a net increase in CO2 levels in the atmosphere.

Biomass is also considered environmentally sustainable as in many cases it is derived from by-products of other industries such as agriculture and forestry management. This contains a closed carbon cycle with no net increase in atmospheric CO2 levels. As a result, Energy Park Sutton Bridge will be entitled to ROCs under the UK’s Renewable Obligation regime. As of April 2016, pure biomass will be afforded 1.4 ROCs/MWh of electricity produced, for a 20 year tariff period. EPSB’s forecasts assume:

Energy Park Sutton Bridge will recover energy from virgin wood using steam turbine technology. The plant will require approximately 325,000 tonnes of virgin wood per annum (“Feedstock”).

Following discussions with industry experts, engineers, consultants and financiers, the Company estimates that Energy Park Sutton Bridge should cost approximately £165,000,000 to construct. The project should be ‘spade ready’ by 31 March 2014 and thereafter construction should take 2 years. The EPC Contractor will provide a fixed cost turnkey completion guarantee.

A detailed carbon assessment has been submitted within the EIA presenting the carbon savings offered by the operation of the facility.

The Project will deliver combined heat and power (“CHP”) infrastructure. The Company is investigating potential opportunities for supplying local heat customers at both existing and potential new developments off site. Energy Park Sutton Bridge will maintain an open dialogue with the local authority and will ensure that an appropriate boiler and turbine design is selected to facilitate the distribution of heat.

A debt Information Memorandum has been produced by PwC for raising funding for the EPSB project.

Currently the Company is identifying and assessing further Renewable Power Plant developments that are complimentary to the use of ENVI-Emissions Systems where possible.

Brief Description of the Terms and Conditions of the Debt Settlement Agreement

The following is a brief description of further terms and conditions of the debt settlement agreement that are material to our company:

1.	we pay 25% of all funds, if any, received under the supplemental agreement to the Debtors within 14 days upon receipt of funds, if any, pursuant to the supplemental agreement;

2.	we enter into definitive agreements with the Debtors to:

a.	license the Debtors’ Assets back to the Debtors, under arm’s length commercial terms, for use in the USA and Canada, with the exception of NRG Energy, Inc. and Edison Mission and affiliates; and

b.	have the Debtors provide engineering services to us on terms to be agreed upon, acting reasonably;

3.	the Debtors pay pro-rata any third party broker fees and legal fees, if any, that are subsequent costs associated with the Supplemental Agreement; and

4.	the Debtors retain possession of, yet make a pilot-scale scrubber available for rental to our company at a nominal cost.

Competition

We face competition from various companies involved in the environmental technology industries and specifically companies involved in filtering of pollutants.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

●	establish our product’s competitive advantage with customers;
●	develop a comprehensive marketing system; and
●	increase our financial resources.

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry.

As we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Research and Development Expenditures

We have not incurred any research expenditures over the past two fiscal years.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark, except for the foregoing.

We now own the proprietary emission abatement systems, currently known as ENVI-Clean™, ENVI-Pure™, for removing acid gases, particulate matter, dioxins, VOCs and other regulated hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels, and ENVI-SEA™, scrubber that can be applied to diesel exhaust emissions that require sulphur and particulate matter abatement, previously owned or controlled by the Debtors, and includes, without limitation, all developments, improvements, and derivative works based upon or incorporating the Technology, all work product created by the Debtors, and all intellectual property in the foregoing

The ENVI-Clean™ system has protected intellectual property rights throughout most of the world. Its technology is protected by Patent Cooperation Treaty (PCT) patent application no. PCT/CA210/000988 filed June 25, 2010 with a priority filing date of June 25, 2009. The International Preliminary Report on Patentability for this PCT application considered all patent claims of the application to be patentable. EnviroTechnologies has pending national or regional phase patent applications claiming priority from PCT/CA2010/000988 covering 127 countries. Once patents issue, patent rights in this technology will generally endure until June 25, 2030.

Further, we own the rights to the US provisional patent application no. US 61/614696 for the integrated wet scrubbing system.  Additionally, we own the rights to US provisional patent application no. US 61/645874 for the flooded wet scrubbing head patent.

Identification of Certain Significant Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer.

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company.  As of the date of this annual report, the options to Dr. Carmichael have been granted and have not yet been exercised.

Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our operations.

Government Regulations

Some aspects of our intended operations will be subject to a variety of federal, provincial, state and local laws, rules and regulations in North America and worldwide relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. For example, we are subject to the Resource Conservation Recovery Act (“RCRA”), the principal federal legislation regulating hazardous waste generation, management and disposal.

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removing or remediating certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of the hazardous or toxic substances. These laws and regulations may require the removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders. The costs arising from compliance with environmental and natural resource laws and regulations may increase operating costs for both us and our potential customers. We are also subject to safety policies of jurisdictional-specific Workers Compensation Boards and similar agencies regulating the health and safety of workers.

We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our intended business. At this time, we do not anticipate any material capital expenditures to comply with environmental or various regulations and requirements.

While our intended projects or business activities have been designed to produce environmentally friendly green energy or other alternative products for which no specific regulatory barriers exist, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs and decreasing potential demand for our technologies, products or services, which could have a material adverse effect on our results of operations.

Subsidiaries

Both Sichel Limited and Pacific Green Group Limited are wholly owned subsidiaries of the Hookipia Trust. Pacific Green Group Limited’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from Pacific Green Group Limited. Sichel is a significant shareholder of our company, and also provides us with consulting services pursuant to a consulting agreement. The sole director of Sichel is also the sole director of Pacific Green Group Limited. Further, PGG is a significant shareholder of EnviroTechnologies.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Employees

As of March 31, 2013, we did not have any full-time or part-time employees.  Our director and officer, Jordan Starkman, works as a part-time consultant and devotes approximately 20 hours per week to our business.  Our director Neil Carmichael, works as a part-time consultant and devotes approximately 10 hours per week to our business.  If our financial position permits, as required by our business, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.

Item 1A.              Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred a net loss of $2,413,099 for the period from April 5, 2011 (inception) to March 31, 2013. We had a net loss of $2,253,712 for the year ended March 31, 2013. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the ENVI-Clean™ system and there can be no assurance that we will be able to do so.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended March 31, 2013 and 2012, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended March 31, 2013, we have incurred operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our sales force and effective market the ENVI-Clean™ system. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

We are a development stage company and we may not be successful in marketing the ENVI-Clean™ system and the value of your investment could decline.

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have little operating history, no customers, and no revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

●	our business model and strategy are still evolving and are continually being reviewed and revised;
●	we may not be able to raise the capital required to develop our initial client base and reputation; and
●	we may not be able to successfully develop our planned products and services.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

Our business is subject to environmental and consumer protection legislation and any changes in such legislation could prevent us from becoming profitable.

The energy production and technology industries are subject to many laws and regulations which govern the protection of the environment, quality control standards, health and safety requirements, and the management, transportation and disposal of hazardous substances and other waste. Environmental laws and regulations may require removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some environmental laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders. Similarly, consumer protection laws impose quality control standards on products marketed to the public and prohibit the distribution and marketing of products not meeting those standards.

The costs arising from compliance with environmental and consumer protection laws and regulations may increase operating costs for both us and our potential customers. Any regulatory changes that impose additional environmental restrictions or quality control requirements on us or on our potential customers could adversely affect us through increased operating costs and potential decreased demand for our services, which could prevent us from becoming profitable.

The development and expansion of our business through acquisitions, joint ventures, and other strategic transactions may create risks that may reduce the benefits we anticipate from these strategic alliances and may prevent us from achieving or sustaining profitability.

We intend to enter into technology acquisition and licensing agreements and strategic alliances such as joint ventures or partnerships in order to develop and commercialize our proposed technologies and services, and to increase our competitiveness. We currently do not have any commitments or agreements regarding acquisitions, joint ventures or other strategic alliances. Our management is unable to predict whether or when we will secure any such commitments or agreements, or whether such commitments or agreements will be secured on favorable terms and conditions.

Our ability to continue or expand our operations through acquisitions, joint ventures or other strategic alliances depends on many factors, including our ability to identify acquisitions, joint ventures, or partnerships, or access capital markets on acceptable terms. Even if we are able to identify strategic alliance targets, we may be unable to obtain the necessary financing to complete these transactions and could financially overextend ourselves.

Acquisitions, joint ventures or other strategic transactions may present financial, managerial and operational challenges, including diversion of management attention from existing business and difficulties in integrating operations and personnel. Acquisitions or other strategic alliances also pose the risk that we may be exposed to successor liability relating to prior actions involving a predecessor company, or contingent liabilities incurred before a strategic transaction. Due diligence conducted in connection with an acquisition, and any contractual guarantees or indemnities that we receive from sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. Liabilities associated with an acquisition or a strategic transaction could adversely affect our business and financial performance and reduce the benefits of the acquisition or strategic transaction. Any failure to integrate new businesses or manage any new alliances successfully could adversely affect our business and financial performance and prevent us from achieving profitability.

Our sole officer will only spend a modest portion of his available time managing our company. As a result, our success depends on the continuing efforts of other members of our senior management team and employees and the loss of the services of such key personnel could result in a disruption of operations which could result in reduced revenues.

We are dependent upon our officer for execution of our business plan. However, our sole officer, Jordan Starkman, will only spend a modest amount of his time in managing our company. As a result, our future success depends heavily upon the continuing services of the other members of our senior management team. If one or more of such other of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers. The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

We assumed debt as a result of the assignment agreement that we may not be able to repay, resulting in possible default and/or substantial dilution to our shareholders.

The assignment agreement was partly funded through a promissory note of $5 million as set out in this document. There is a risk that we may not be able to repay the promissory note when it is due on maturity. In addition, any failure by us to repay the promissory note may result in PGG converting the amount outstanding into new shares of our company’s common stock which would have the effect of diluting existing shareholders.

We are at risk that the ENVI-Clean™ system will not perform to expectations.

As at the date of this annual report, the ENVI-Clean™ system has been tested to satisfactory requirements but there is no guarantee that the ENVI-Clean™ system will continue to perform satisfactorily in the future which would damage our prospects following the Assignment.

The market for alternative energy products, technologies or services is emerging and rapidly evolving and its future success is uncertain. Insufficient demand for the ENVI-Clean™ system would prevent us from achieving or sustaining profitability.

It is possible that we may spend large sums of money to bring the ENVI-Clean™ system to the market, but demand may not develop or may develop more slowly than we anticipate.

Our future success is dependent on EnviroTechnologies and its technologies in regards to:

(a)	its ability to quickly react to technological innovations;
(b)	the cost-effectiveness of its technologies;
(c)	the performance and reliability of alternative energy products and services that it develops;
(d)	its ability to formalize marketing relationships or secure commitments for our technologies, products and services;
(e)	realization of sufficient funding to support our and EnviroTechnologies marketing and business development plans; and
(f)	availability of government incentives for the development or use of any products and services that we or EnviroTechnologies develop.

We may be unable to develop widespread commercial markets or obtain sufficient demand or broad acceptance for the EnviroTechnologies alternative energy products or technologies or services. We may be unable to achieve or sustain profitability.

Competition within the environment sustainability industry may prevent us from becoming profitable.

The alternative energies industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors' greater resources could allow those competitors to compete more effectively than we can with the EnviroTechnologies technology. A number of competitors have developed more mature businesses than EnviroTechnologies has and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than EnviroTechnologies and also may have greater resources to create or develop new technologies and products than EnviroTechnologies. Failure to compete either in the alternative energy industry may prevent us from becoming profitable, and thus you may lose your entire investment.

We are at risk of EnviroTechnologies not being able to manufacture the ENVI-Clean™ system in accordance with contractual terms.

All contracts which we secure for the sale of ENVI-Clean™ system between EnviroTechnologies and a third party will require that EnviroTechnologies supplies a functioning emission control system. There is a risk that EnviroTechnologies is unable to manufacture and supply such a system in accordance with the terms of the contract. Any failure by EnviroTechnologies to perform its obligations under any such contract may have a detrimental impact on our financial standing and reputation.

Risks Related to our Stockholders and Shares of Common Stock

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least $660,000 for the next 12 months, which will require us to issue additional equity securities as we only had $93,228 cash on hand as of March 31, 2013. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment. In the future when we do intend to pay dividend, we will formalize a dividend policy.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending March 31, 2013. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis. It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to assess our internal controls over financial reporting to be effective in compliance with the Sarbanes-Oxley Act.

As noted above, we will be required to provide an assessment of the effectiveness of internal controls over financial reporting, which will require management to perform appropriate due diligence to test the design and operating effectiveness of key internal controls over financial reporting. However, we do not currently have management or employees with sufficient experience in maintaining books and records and preparing financial statements in accordance with GAAP, which will constitute a material weakness in our internal controls over financial reporting unless rectified.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B.               Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.                 Properties

Our registered business address for correspondence is 5205 Prospect Road, Suite 135-226, San Jose, CA 95129.  Our telephone number is (408) 538-3373.

Item 3.                 Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.                 Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Bulletin Board under the symbol “PGTK”, but trade infrequently.  Our common shares are not listed on NASDAQ and we do not currently have any intention to list any of our securities on that market.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2013	$6.00	$6.00
December 31, 2012	$7.50	$1.01
September 30, 2012	$1.01	$1.01
June 30, 2012	$10.00	$1.02
March 31, 2012	$Nil	$Nil
December 31, 2011	$Nil	$Nil
September 30, 2011	$Nil	$Nil
June 30, 2011	$Nil	$Nil
March 31, 2011	$Nil	$Nil

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	Our shares did not begin trading until June 16, 2012.

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York, 10004; telephone number (212) 509-4000; facsimile number (212) 509-5150.

As of June 14, 2013, there were 259 holders of record of our common stock. As of such date, 8,161,037 shares of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. As of the date of this annual report, the options to Dr. Carmichael have been granted but not yet exercised.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2013.

On April 3, 2013, pursuant to a share exchange agreement, we issued an aggregate of 1,765,395 common shares to 47 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On April 25, 2013, pursuant to share exchange agreements, we issued an aggregate of 668,238 common shares to 20 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On May 15, 2013, pursuant to a stock purchase agreement, we issued an aggregate of 3,500,000 common shares, at an agreed upon deemed price of $4 per share, to five (5) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 6.                 Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2013 and March 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 16 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2013 and 2012.

Our net loss and comprehensive loss for the years ended March 31, 2013 and 2012 and from April 5, 2011 (inception) to March 31, 2013 are summarized as follows:

	Year Ended March 31,			Period from April 5, 2011 (Inception) to March 31,
	2013		2012	2013
Stock based compensation	$796,431	$	Nil	$796,431
Consultancy fees	$715,240		$88,551	$803,791
Interest expenses	$462,240		$1,419	$463,659
Professional fees	$196,957		$15,703	$212,660
Corporate finance costs	$137,038	$	Nil	$137,038
Imputed interests	$60,991	$	Nil	$60,991
Travel	$33,555	$	Nil	$33,555
Development and research expenses	$12,251		$47,886	$60,137
Transfer agent and filing fees	$9,879	$	Nil	$9,879
Advertising	$9,149	$	Nil	$9,149
Office expenses	$6,944		$5,828	$12,772
Foreign exchange loss	$4,012	$	Nil	$4,012
Meals and entertainment	$2,882	$	Nil	$2,882
Bank charges	$2,099	$	Nil	$2,099
Net loss	$(2,449,668)		$(159,387)	$(2,609,055)
Other comprehensive income (loss):
- Currency translation adjustment	$11,196		$247	$10,949
Net comprehensive loss	$(2,438,472)		$(159,634)	$(2,598,106)

Expenses for the year ended March 31, 2013 were $2,449,668 as compared to $159,387 for the year ended March 31, 2012.  Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs.  The increase in consultancy fees is a result of our increased operational activities, the result of which has led to higher costs for our consultants who act in regards to our operations and business development.  The increase in professional fees is also as a result of our increased operational activities, and the process of the registration of the company under the Securities Exchange Act of 1934 and the resulting accounting and reporting obligations. The increase in stock based compensation results from the granting of share-based awards during the current year. The increase in interest expense is primarily attributable to the $5,000,000 promissory note with PGG which has been discounted at a rate of 18%. During the year ended March 31, 2013, we did not generate any revenue.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	March 31,
	2013	2012
Current Assets	$300,578	$16,247
Current Liabilities	$2,494,225	$174,460
Working Capital (deficit)	$(2,193,647)	$(158,213)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(922,301)	$(124,432)
Net Cash Provided by Financing Activities	$1,010,797	$127,753
Net Cash Provided by Investing Activities	$1,430	$ Nil
Net Increase in Cash	$89,926	$3,321

As of March 31, 2013, we had $93,288 in cash and cash equivalents, $300,578 in total current assets, $2,494,225 in total current liabilities and a working capital deficit of $(2,193,647) compared to a working capital deficit of $(158,213) at March 31, 2012.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $2,609,055 from our inception on April 5, 2011 to March 31, 2013 was funded primarily by financing and loans, as well as other capital contributions.

From our inception on April 5, 2011 to March 31, 2013 we spent $2,609,055 on operating activities whereas we spent $2,449,668 on operating activities during the year ended March 31, 2013 and $159,387 on operating activities during the year ended March 31, 2012. The increase in our expenditures on operating activities during the year ended March 31, 2013 was primarily due to increases in stock based compensation, interest expenses, consulting services, imputed interests and professional fees.

From our inception on April 5, 2011 to March 31, 2013 we received $1,138,550 from financing activities, which consisted of $600,002 in proceeds from stock issued for cash, $100,000 for issuances of promissory notes and $438,548 due to related parties. During the year ended March 31, 2013 we received $1,010,797 from financing activities, which consisted of $600,000 in proceeds from stock issued for cash, $100,000 for issuances of promissory notes and $310,797 due to related parties, whereas we received $127,753 from financing activities during the year ended March 31, 2012.

From our inception on April 5, 2011 to March 31, 2013 we acquired $1,430 from investing activities, which was primarily in the form of cash acquired on acquisition of our subsidiary. During the year ended March 31, 2013 we acquired $1,430 from investing activities, whereas we did not acquire or spend any money on investing activities during the year ended March 31, 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months will be approximately $660,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $660,000 to proceed with our business plan over the next 12 months.  As of March 31, 2013, we had $93,228 cash on hand.   If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the year ended March 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Critical Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2013 have been included.

Our company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

These consolidated financial statements include the accounts of our company and its wholly owned subsidiary PGT Limited. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The significant areas requiring the use of management estimates are related to valuation of deferred taxes and calculation of stock based compensation. Although these estimates are based on management‘s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.  As at March 31, 2013 and March 31, 2012, there were no cash equivalents.

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

Foreign Currency Translations

Our company‘s has chosen U.S. dollars as its functional and reporting currency. PGT Limited has chosen U.K. pounds as its functional currency. Foreign currency transactions in the foreign subsidiaries are translated into their functional currency using the exchange rate in effect at that date for assets, liabilities, revenues and expenses. At the period end, monetary assets and liabilities denominated in the foreign currency are re-evaluated into the functional currency by using the exchange rate in effect for the period end. The resulting foreign exchange gains and losses are included in the statements of operations and comprehensive income (loss).

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

Concentration of Credit Risk

Our company places its cash and cash equivalents with high credit quality financial institution. As of March 31, 2013, our company had approximately $93,228 (March 31, 2012 - $3,348) in a bank beyond federally insured limit.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The implementation of this standard had no impact on our company’s financial statements.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss period. As at March 31, 2013 and March 31, 2012, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

As at March 31, 2013 and March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs. Our company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to/from related parties, and promissory notes.  With the exception of the promissory notes, the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The promissory notes have been discounted to reflect its net present value as at March 31, 2013. Management is of the opinion that our company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

Segmented Information

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker whose members are responsible for allocating resources and assessing performance of the operating segments.

New Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 "Disclosures about offsetting assets and liabilities". Under the new guidance entities must disclose both gross information and net information on instruments and transactions eligible for offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance will be effective for our company beginning April 1, 2013. The adoption of the new amendments is not expected to have a significant impact on our consolidated financial statements.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. Our company’s adoption of the new standard is not expected to have a material effect on our company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements". This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The adoption of the new amendments is not expected to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement is not expected to have a material effect on our company's consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our company’s consolidated financial statements upon adoption.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                 Financial Statements and Supplementary Data

Pacific Green Technologies Inc. (Formerly ECash, Inc.)
(A Development Stage Company) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE Year ENDED March 31, 2013
Stated in U.S. Funds

31

Table of Contents

Management's Responsibility		i
Report of Independent Registered Public Accounting Firm		ii
Consolidated Balance Sheets		1
Consolidated Statements of Operations and Comprehensive Loss		2
Consolidated Statement of Stockholder’s Equity		3
Consolidated Statements of Cash Flows		4
1)	NATURE OF BUSINESS AND OVERVIEW	5
2)	GOING CONCERN	6
3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	6
4)	DUE TO/FROM RELATED PARTIES	10
5)	ACQUISITION	11
6)	PROMISSORY NOTES	12
7)	CAPITAL STOCK	13
8)	INCOME TAX	15
9)	GEOGRAPHIC SEGMENT	16
10)	COMMITMENTS	17
11)	SUBSEQUENT EVENTS	18

Management’s Responsibility

To the Shareholders of Pacific Green Technologies Inc. (formerly known as ECash, Inc.)

The accompanying consolidated financial statements of Pacific Green Technologies Inc. were prepared by management in accordance with standards of the Public Company Accounting Oversight Board (United States). Management acknowledges responsibility for the preparation and presentation of the consolidated financial statements, including responsibility for significant accounting judgments and estimates and the choice of accounting principles and methods that are appropriate to the Company’s circumstances. The significant accounting policies of the Company are summarized in Note 3 to the consolidated financial statements.

Management has established processes, which are in place to provide them sufficient knowledge to support management representations that they have exercised reasonable diligence that (i) the consolidated financial statements do not contain any untrue statement of material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it is made, as of the date of and for the years presented by the consolidated financial statements and (ii) the consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of the date and for the periods presented by the audited consolidated financial statements.

The Board of Directors is responsible for reviewing and approving the consolidated financial statements together with other financial information of the Company and for ensuring that management fulfills its financial reporting responsibilities.

Management recognizes its responsibility for conducting the Company’s affairs in compliance with established financial standards, applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

June 28, 2013

“Jordan Starkman"	“Neil Carmichael”
Director	Director

i | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Green Technologies Inc. (formerly known as ECash, Inc.)

We have audited the consolidated balance sheets of Pacific Green Technologies Inc. (formerly known as ECash, Inc.) (the “Company”) as at March 31, 2013 and 2012 and the related consolidated statements of stockholders’ equity, operations and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2013 and 2012 and the result of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had recurring losses and requires additional funds to maintain its planned operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
June 28, 2013	Chartered Accountants

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

ii | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 1
US Funds

Consolidated Balance Sheets

		As at
	Note	March 31 2013	March 31, 2012
Assets
Current Assets
Cash and cash equivalents		$93,228	$3,348
Prepaid expenses		687	-
Due from related parties	(4)	206,663	-
VAT receivable		-	12,899
Total Assets		$300,578	$16,247
Liabilities
Current Liabilities
Accounts payable and accrued liabilities		$264,006	$46,492
Due to related parties	(4)	1,141,481	127,968
Promissory notes - current	(6)	1,068,738	-
		2,494,225	174,460
Non-current Liabilities
Promissory notes	(6)	2,605,743	-
Total Liabilities		5,099,968	174,460
Stockholder’s Equity (Deficit)
Authorized: 500,000,000 common stock with par value of $0.001 10,000,000 preferred stock with par value of $0.001
Issued: Nil preferred stock (2012 – Nil preferred stock) 5,727,404 common stock (2012 – 5,000,000 common stock)	(7)	702	2
Additional paid-in capital	(7)	1,571,891	1,419
Accumulated other comprehensive income (loss)		10,949	(247)
Accumulated deficit during development stage		(6,382,932)	(159,387)
Total Stockholders’ Equity		(4,799,390)	(158,213)
Total Liabilities and Stockholders’ Equity		$300,578	$16,247

-- See Accompanying Notes --

1 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 2
US Funds

Consolidated Statements of Operations and Comprehensive Loss

			Year ended	Period from April 5, 2011 (inception) to	Cumulative amounts from April 5, 2011 (inception) to
	Note		March 31 2013	March 31 2012	March 31 2013
Operating Expenses
General and administrative
Stock based compensation	(6b, 7c	)	$796,431	$-	$796,431
Consultancy fees	(4)		715,240	88,551	803,791
Interest expenses			462,240	1,419	463,659
Professional fees			196,957	15,703	212,660
Corporate finance costs			137,038	-	137,038
Imputed interests			60,991	-	60,991
Travel			33,555	-	33,555
Development and research expenses			12,251	47,886	60,137
Transfer agent and filing fees			9,879	-	9,879
Advertising			9,149	-	9,149
Office expenses			6,944	5,828	12,772
Foreign exchange loss			4,012	-	4,012
Meals and entertainment			2,882	-	2,882
Bank charges			2,099	-	2,099
Total operating expenses			2,449,668	159,387	2,609,055
Net loss for the period			2,449,668	159,387	2,609,055
Other comprehensive loss
Currency translation adjustment			(11,196)	247	(10,949)
Net comprehensive loss for the period			$2,438,472	$159,634	$2,598,106
Net loss per stock – basic and diluted			$(0.45)	$(0.03)
Weighted average number of common stock basic and diluted			5,372,732	5,000,000

-- See Accompanying Notes --

2 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 3
US Funds

Consolidated Statement of Stockholder’s Equity

	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (loss)	Accumulated deficit during Development Stage	Shareholders’ Equity
April 5, 2011	-	$-	$-	$-	$-	$-
Stock issuances, net	5,000,000	2	-	-	-	2
Imputed interest	-	-	1,419	-	-	1,419
Net loss and comprehensive loss for the period	-	-	-	(247)	(159,387)	(159,634)
March 31, 2012	5,000,000	2	1,419	(247)	(159,387)	(158,213)
Recapitalization of PGT Inc.	27,404	-	(1,419)	-	(3,773,877)	(3,775,296)
Stock issuance	600,000	600	599,400	-	-	600,000
Conversion of promissory note (Note 7b)	100,000	100	599,466	-	-	599,566
Imputed interest on related party loans	-	-	61,148	-	-	61,148
Stock options	-	-	311,877	-	-	311,877
Net loss and comprehensive loss for the year	-	-	-	11,196	(2,449,668)	(2,438,472)
March 31, 2013	5,727,404	$702	$1,571,891	$10,949	$(6,382,932)	$(4,799,390)

-- See Accompanying Notes --

3 | Page

Pacific Green Technologies Inc. A Development Stage Company	Statement 4
US Funds

Consolidated Statements of Cash Flows

	Year Ended	Period from April 5, 2011 (inception) to	Cumulative Amounts from April 5, 2011 (inception) to
	March 31 2013	March 31 2012	March 31 2013
Operating Activities
Net Loss for the Period	$(2,449,668)	$(159,387)	$(2,609,055)
Items not Affecting Cash
Stock based compensation	796,431	-	796,431
Interest expenses	447,310	1,419	448,729
Consulting services	115,012	-	115,012
Imputed interest	60,991	-	60,991
Net Change in Non-cash Working Capital	(1,029,924)	(157,968)	(1,187,892)
Prepaid expenses	(687)	-	(687)
Accounts payable and accrued liabilities	95,583	46,413	141,996
VAT receivable	12,727	(12,877)	(150)
	(922,301)	(124,432)	(1,046,733)
Financing Activities
Stocks issued for cash	600,000	2	600,002
Issuance of promissory note	100,000	-	100,000
Due to related parties	310,797	127,751	438,548
	1,070,797	127,753	1,138,550
Investing Activities
Cash acquired on acquisition of Subsidiary	1,430	-	1,430
	1,430	-	1,430
Net Increase in Cash	89,926	3,321	93,247
Effect of exchange rate changes on cash	(46)	27	(19)
Cash position – beginning of period	3,348	-	-
Cash Position – End of Period	$93,228	$3,348	$93,228
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

-- See Accompanying Notes --

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

The Company was originally engaged in the business of operating automated teller machines and its shares were quoted on the OTCBB. The Company discontinued its operations on March 1, 2007. The Company effectively entered into a new development stage for accounting purpose effective March 31, 2007. The management divested the Company’s main operating business to look for new opportunities. On January 7, 2008, the Company’s shares were deregistered from the OTCBB.

On June 13, 2012, the Company entered into a reverse split of its issued and outstanding common stock on the basis of 2,000 existing common shares for one new common share at a par value of $0.001. All common stock and per share data for prior periods have been restated to give effect to this reverse stock split.

On June 14, 2012, the Company entered into and closed an Assignment and Share Transfer Agreement (the “Assignment and Share Transfer Agreement”) with Pacific Green Group Limited (“PGG”) concerning the assignment of Representation Agreement (“Representation Agreement”) entered between PGG and EnviroTechnologies Inc. (“Enviro”) (formerly EnviroResolutions, Inc.), a Delaware corporation and the purchase of 100% of the issued and outstanding common shares of Pacific Green Technologies Limited (“PGT Limited”), a subsidiary of PGG in the United Kingdom, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note (the “Promissory Note”). PGG, through the assignment of the Representation Agreement, has assigned to the Company a ten year exclusive worldwide representation agreement with Enviro to market and sell Enviro’s current and future environmental technologies. The Representation Agreement entitles the holder to a commission of 20% of all sales (net of taxes) generated by Enviro. Also see Note 5.

The transaction will result in the former shareholders of PGT Limited (being PGG) collectively owning a majority of the issued and outstanding common shares of PGT Inc.  The accounting principle applicable to a reverse takeover (“RTO”) has been applied to account for the transaction.  Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited.  The carrying amounts of PGT Limited’s assets and liabilities are included in these consolidated financial statements.  The consolidated statement of operations and comprehensive income (loss) include the operations of PGT Limited for the period from April 5, 2011 (inception) to March 31, 2013 and the operations of PGT Inc. from June 15, 2012 to March 31, 2013.

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method and the Company is now in the business focusing on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution.

5 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

2)	GOING CONCERN

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the developmental stage and has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of March 31, 2013, the Company has a working of capital deficiency of $2,193,647 (March 31, 2012 - $158,213) and has accumulated deficit of $6,382,932 (March 31, 2012 - $159,387). The Company’s current business plan of generating revenue through the Representation Agreement with Enviro requires additional funding beyond its anticipated cash flows from operations. The Company has suffered a recurring loss and additional future losses are anticipated as the Company has not yet been able to generate revenue as planned. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources during the next twelve months to finance the growth of its current operations and achieve its strategic objective. Management's plan to continue as a going concern includes raising additional capital through sales of common stocks to generate enough cash flow to fund its operations through 2014. However management cannot grant any assurances that such financing will be secured.

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation and Accounting Method

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2013 have been included.

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary PGT Limited. All significant intercompany accounts and transactions have been eliminated upon consolidation.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The significant areas requiring the use of management estimates are related to valuation of deferred taxes and calculation of stock based compensation. Although these estimates are based on management‘s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

6 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-cont’d

d)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.  As at March 31, 2013 and March 31, 2012, there were no cash equivalents.

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

f)	Foreign Currency Translations

The Company‘s functional and reporting currency is the U.S. dollars. PGT Limited’s functional currency is the U.K. pounds. Foreign currency transactions in the foreign subsidiaries are translated into their functional currency using the exchange rate in effect at that date for assets, liabilities, revenues and expenses. At the period end, monetary assets and liabilities denominated in the foreign currency are re-evaluated into the functional currency by using the exchange rate in effect for the period end. The resulting foreign exchange gains and losses are included in the statements of operations and comprehensive income (loss).

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

The Company places its cash and cash equivalents with high credit quality financial institution. As of March 31, 2013, the Company had approximately $93,228 (March 31, 2012 - $3,348) in a bank beyond federally insured limits.

7 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-cont’d

i)	Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The implementation of this standard had no impact on the Company’s financial statements.

j)	Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss period. As at March 31, 2013 and March 31, 2012, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

Level 2 – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

8 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-cont’d

k)	Fair Value of Financial Instruments-cont’d

Level 3 – inputs that are not based on observable market data.

As at March 31, 2013 and March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs. The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to/from related parties, and promissory notes.  With the exception of the promissory notes, the fair values of these financial instruments approximate their carrying values due to their short-term nature.  The promissory notes have been discounted to reflect its net present value as at March 31, 2013. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

l)	Segmented Information

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker whose members are responsible for allocating resources and assessing performance of the operating segments.

m)	New Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 "Disclosures about offsetting assets and liabilities". Under the new guidance entities must disclose both gross information and net information on instruments and transactions eligible for offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance will be effective for the Company beginning April 1, 2013. The adoption of the new amendments is not expected to have a significant impact on our consolidated financial statements.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements". This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The adoption of the new amendments is not expected to have a significant impact on our consolidated financial statements.

9 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-cont’d

m)	New Accounting Pronouncements-cont'd

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4)	DUE TO/FROM RELATED PARTIES

During the years ended March 31, 2013 and 2012, $259,333 and $88,551 of consultancy fees were incurred with respect to the officers, directors and companies controlled by them, respectively.

As at March 31, 2013 and 2012, the Company had amounts due (to)/from related parties as follows:

	March 31, 2013				March 31, 2012
Due (to)/from related parties	Due from related parties (ii)		Due to related parties (ii)		Due from related parties (ii)		Due to related parties (ii)
	$		$		$		$
Sichel Limited (i)		-		-		-		(127,968)
PGG (i)		-		(1,150,218)		-		-
Enviro (i)		206,663		-		-		-
Other shareholders		-		(11,263)		-		-
Total		206,663		(1,161,481)		-		(127,968)

(i)
Both Sichel Limited (“Sichel”) and PGG are wholly owned subsidiaries of the Hookipa Trust.  Sichel is a shareholder of the Company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010.  The sole director of Sichel is also the sole director of PGG.  Further, Sichel is a significant shareholder of Enviro, and provides management services to Enviro under a management services contract. Effective March 31, 2013, $666,295, $2,951 and $32,247 owed to Sichel, Pacific Green Developments Ltd. and the sole director of Sichel and PGG were all assigned to PGG, respectively. This resulted in the amount due to PGG to be $1,150,218.

(ii)	The due to/from related parties are unsecured, non-interest bearing, and is due on demand.

10 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

4)	DUE TO/FROM RELATED PARTIES-cont’d

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

The Promissory Note will be repaid with the income earned under the terms of Representation Agreement and the Promissory Note have been discounted at market rate of 18% to arrive at the net present value of the Promissory Note of $3,127,171 as at June 14, 2012. The payment of Promissory Note is considered as a distribution of capital and, accordingly, the Company recorded it as a reduction of shareholders’ equity.

In connection with the RTO described in Note 1 and prior to the acquisition, PGT Inc. had no business and did not meet the definition of a business under ASC 805 “Accounting for Business Combinations”.  Accordingly, the RTO of PGT Inc. by PGT Limited has been accounted for as a capital transaction, in respect of which the net assets of PGT Inc. on June 14, 2012 were accounted for as recapitalization of PGT Limited.  Assets and liabilities of PGT Inc. assumed at the time of the transaction and the recapitalization calculation is as follows:

Cash	$1,430
Accounts payable and accrued liabilities	(123,535)
Due to related parties	(526,020)
Net liabilities assumed	(648,125)
Promissory note issued as a distribution of capital	(3,127,171)
Recapitalization of PTG Inc.	$(3,776,296)

Effective March 5, 2013, the Company further entered into a supplemental agreement with Enviro and EnviroResolutions (“EnviroResolutions”), a British Columbia company, to increase the commission from 20% to 50% and the Company will receive from EnviroResolutions an amount equal to 50% of any assets or consideration received as compensation from Peterborough Renewable Energy Limited (“PREL”) for PREL’s failure to perform under a contingent sale agreement dated October 5, 2011 between EnviroResolutions and PREL. As at the date of the audit report, the Company has not ascertained the receipt of any asset or commission as a result of the above.

11 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

6)	PROMISSORY NOTES

a)
The repayment terms for the Promissory Note, as per Note 5, is to be $1,000,000 per year commencing June 14, 2013 and the repayments specified above shall not exceed the amount the Company earns under the terms of the Representation Agreement assigned along with the acquisition of PGT Limited.  If the Company is unable to meet the repayment schedule set out above, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into new shares of the Company’s common stocks.  The Promissory Note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. The Company has not been able to repay the first $1,000,000 and PGG have agreed to roll it over to the next repayment date, being June 14, 2014.

b)
On July 3, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, (“Denali”) a Nevada limited liability company. In connection therewith, the Company issued a convertible promissory note (the “Note”) to Denali in exchange for consulting services provided in the amount of $100,000.  The maturity date of the Note is June 30, 2014, where upon all principle and interest outstanding shall be due.  Interest accrues at 8% per annum on the unpaid principle amount.  The Note is convertible into common share of the Company at any time.  The amount of Note remaining outstanding is convertible into common shares of the Company at a price equal to ninety percent of volume weighted average trading price during the three trading days immediately preceding the date at which Denali submits the written notice of conversion to the Company. On December 28, 2012, the Company signed an Exchange and Registration Rights Agreement with Denali, whereby both parties agreed to exercise the conversion right and converted the Note in exchange for an aggregate of 100,000 common shares of the Company. Under ASC 470-20 this is considered to be induced conversion of convertible debt where the fair value of the additional securities issued to induce the conversion is recognized as an expense. As a result, the calculated fair value of the additional securities issued, being $484,554, are recorded as stock based compensation.

c)
On April 2, 2013, the Company signed a loan agreement with Chris Cuffe (“Cuffe”). Pursuant to the loan agreement, funds in the amount of $100,000 were advanced to the Company on March 28, 2013. The loan bears interest from the date any funds are advanced to the Company to the date of full repayment of all amounts outstanding under the loan at 10% per annum. The Company has agreed to repay Cuffe in full six months from the date of the agreement.

	a) PGG	b) Denali	c) Cuffe	Total
Balance - March 31, 2012	$-	$-	$-	$-
Promissory note – face value	5,000,000	100,000	100,000	5,200,000
Effective interest – 18%	(1,872,829)	-	-	(1,872,829)
Net present value	3,127,171	100,000	100,000	3,327,171
Interest accretion	447,228	-	-	447,228
Accrued interest	-	4,000	82	4,082
Note converted	-	(104,000)	-	(104,000)
Balance - March 31, 2013	3,574,399	-	100,082	3,674,481
Less: promissory notes – current	(968,656)	-	(100,082)	(1,068,738)
Promissory notes – long-term	$2,605,743	$-	$-	$2,605,743

12 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

6)	PROMISSORY NOTES-cont’d

Principal repayments of total Promissory Notes are payable over the next five years as follows:

Fiscal 2014	$1,100,000
Fiscal 2015	1,000,000
Fiscal 2016	1,000,000
Fiscal 2017	1,000,000
Fiscal 2018	1,000,000
Total	$5,100,000

7)	CAPITAL STOCK

a)	Authorized

The total authorized is 500,000,000 common stocks with a par value of $0.001 per common stock and 10,000,000 preferred stock with par value of $0.001 per stock.

b)	Issued and Outstanding

On June 14, 2012, the Company issued 5,000,000 common shares to PGG to effect the acquisition and RTO.  Prior to the acquisition and RTO (Notes 1 and 5), PGT Limited engaged in the following equity transactions which have been restated using the exchange ratio established in the acquisition agreement to reflect 5,000,000 common shares issued in the reverse acquisition:

●
On April 5, 2011, PGT Limited issued 1 common share at a value of £1 per share, upon the acquisition and RTO which has been restated using the exchange ratio established in the Assignment and Share Transfer Agreement to reflect 5,000,000 common shares issued in the reverse acquisition.

Prior to the acquisition and RTO (Notes 1 and 5), the Company engaged in the following equity transactions:

●	The Company has 19,277 common shares outstanding as at March 31, 2012

●	In 2012, the Company issued 8,127 common shares at $2.00 per share for total proceeds of US$16,254.

Upon the acquisition and RTO, 27,404 common shares issued by the Company prior to the acquisition were considered as a recapitalization to PGT Limited.

On September 14, 2012, the Company issued 600,000 common shares for gross proceeds of $600,000.

On December 28, 2012, the Company entered into an Exchange and Registration Rights Agreement with a consultant pursuant to which the Company issued 100,000 shares of our common stock valued at $5.40 per share to settle the convertible promissory note and the related accrued interest, valued at $5.40 per share.

At March 31, 2013, there were 5,727,404 common stocks issued and outstanding.

13 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

7)	CAPITAL STOCK-cont’d

c) Stock Options

A summary of stock option activities during the fiscal year ended March 31, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding and exercisable as at March 31, 2012	-	$-	-
Granted during the year	62,500	0.01	-
Outstanding and exercisable as at March 31, 2013	62,500	$0.01	1.72

Effective December 18, 2012, the Company entered into a Non-Exec Director Agreement with Dr. Neil Carmichael, wherein Dr. Carmichael is granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options shall terminate the earlier of 24 months, or upon the termination of the agreement. The options vested immediately upon granting. The fair value of the options, estimated using Black-Scholes Option Pricing Model, was $311,877. This amount has been expensed as stock based compensation during the fiscal year ended March 31, 2013.

The fair value of each option was estimated using Black-Scholes Option Pricing Model.  The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

Risk free interest rate	0.28%
Expected life	1 year
Annualized volatility	142%
Expected dividends	-

14 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

8)	INCOME TAX

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	2013	2012
Income (Loss) Before Taxes	$(2,449,668)	$(159,387)
US Statutory tax rate	34.00%	20.00%
Expected income tax (recovery)	(832,887)	(31,877)
Non-deductible items	610	400
Changes in estimates	(5,092)	-
Change in enacted tax rate	(2,213)	-
Functional currency adjustments	2,735	-
Foreign tax rate difference	25,497	-
Change in valuation allowance	811,350	31,477
Total income taxes (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at March 31, 2013 and 2012 are comprised of the following:

	2013	2012
Net operating loss carryforwards	$826,887	$31,471
Stock based compensation	270,786	-
Financial instrument	(254,851)	-
	842,822	31,471
Valuation Allowance	(842,822)	(31,471)
Net deferred tax asset (liability)	$-	$-

The Company has net operating loss carryforwards of approximately $2,242,064 (2012: $1,018,233) which may be carried forward to apply against future year income tax for US income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Canadian
2022	$71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
Total	$2,242,064

15 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

8)	INCOME TAX-cont’d

The Company has trading loss carryforwards of approximately $322,925 (2012: $150,195) which may be carried forward to apply against future year income tax for UK income tax purposes, subject to final determination by taxation authorities.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profits will be available against which the Company can utilize such deferred tax assets.

9)	GEOGRAPHIC SEGMENT

The Company is located and operates in the US and its subsidiary is located and operated in the United Kingdom. For the years ended March 31, 2013 and 2012, the Company’s total assets by geographic locations are as follows:

	2013	2012
United States	$300,453	$16,247
United Kingdom	125	-
Total	$300,578	$16,247

16 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

10)	COMMITMENTS

a)
On May 1, 2010, the Company entered consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for Green Technology and the building of an international distribution centre. Effective March 31, 2013, this consulting agreement was assigned to PGG. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by PGG;

ii)
Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

17 | Page

Pacific Green Technologies Inc. A Development Stage Company
US Funds
Notes to consolidated financial statements

11)	SUBSEQUENT EVENTS

a)
On April 3, 2013 and April 25, 2013, the Company entered into share exchange agreements (the “Agreements”) with the shareholders (the “Shareholders”) of Enviro. Pursuant to the terms of the Agreements, the Company acquired 17,653,872 and 6,682,357 issued and outstanding common shares of Enviro from the Shareholders in exchange for the issuance of 1,765,395 and 668,238 common shares of the Company, respectively on an one for ten basis.

On May 17, 2013, the Company entered into a debt settlement agreement with Enviro and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, the Company agreed to release and waive all obligations of the Debtors to repay debts, in the aggregates of $293,406 and CAD$38,079, to the Company and agreed to return an aggregate of 24,336,229 common shares of Enviro back to Enviro.  As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”).

b)
On May 15, 2013, the Company entered into a stock purchase agreement (the “Agreement”) with all five of the shareholders (the “Shareholders”) of Pacific Green Energy Parks Limited (“PGEP”), a company incorporated in the British Virgin Islands. PGEP is the sole shareholder of Energy Park Sutton Bridge Limited (“EPSB”), a company incorporated in the United Kingdom. EPSB is developing a biomass power plant (the “Facility”) and holds an option to purchase the real property upon which the Facility will be built (the “Property”).

Pursuant to the Agreement, the Company agreed to acquire all of the 1,753 issued and outstanding common shares of PGEP from the Shareholders in exchange for:

i)	a payment of $100 upon execution of the Agreement, which has been paid;

ii)
$14,000,000 paid in common shares in our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date of closing of the Agreement. On May 15, 2013, pursuant to the Agreement, the Company issued an aggregate of 3,500,000 common shares, at an agreed upon deemed price of $4 per share;

iii)
$3,000,000 payable in common shares of our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date upon which PGEP either purchases the Property or secures a lease permitting PGEP to operate the Facility on the Property (which has not yet occurred); and

iv)
subject to leasing or purchasing the Property and PGEP securing sufficient financing for the construction of the Facility, $33,000,000 payable in common shares of our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date that PGEP secures sufficient financing for the construction of the Facility (which has not yet occurred).

All consideration from our Company to the Shareholders has been and will be issued on a pro-rata, pari-passu basis in proportion to the respective number of shares of PGEP sold by each respective Shareholder.

The initial accounting for the business combination is not yet complete at the time the financial statements are issued, as a result, disclosures required under ASC 805-10-50-2 e to h cannot be made at this time.

18 | Page

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.         Controls and Procedures

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

As of the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer, principal financial officer and principle accounting officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2013, our company’s internal control over financial reporting was not effective based on present company activity. The company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jordan Starkman	President, Treasurer, Secretary and Director	43	October 26, 2008
Neil Carmichael	Director	59	December 18, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jordan Starkman – President, Treasurer, Secretary and Director

Mr. Jordan Starkman, 43, has served as our president, treasurer, secretary and director since October 26, 2008. Mr. Starkman brings over twenty years experience in sales, financial consulting, and investor and client relations to the Pacific Green team. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman has been the President of Rimrock Gold Corp. (formerly Tucana Lithium) since August 2007 and Health Advance Inc. since April 2010, both of which are quoted on the OTCQB. Pay By The Day Company Inc. was owned by Rimrock Gold Corp. (formerly Tucana Lithium) until May 2012. Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company, and Health Advance, an online medical supply company. Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

Mr. Starkman was appointed as our director due to his experiences in sales, financial consulting, and investor and client relations.

Neil Carmichael – Director

Dr. Neil Carmichael was appointed as a director of our company on December 18, 2012. Dr. Carmichael holds a Mathematics BSc from University of Edinburgh and a Mathematics PhD from University of Warwick.  Dr. Carmichael has over 25 years' energy sector management experience including international business development, strategy formulation and implementation and procurement accountabilities.  From 1980-85 Dr. Carmichael worked in scientific and engineering consultancy, initially with Scicon (part of BP group) on non-linear optimization, then with Intercomp on mathematics for petroleum engineering and reservoir simulators. In 1985 he joined Shell in its reservoir engineering research unit. This was followed by positions in petroleum engineering, field development; followed by management roles in business development, personnel, information technology and procurement. This required working in a range of countries, from Peru to Bangladesh. In 2006 to 2010 he was chief executive officer of Shell Business Development Central Asia, based in Astana, Kazakhstan and responsible for Shell's new business activities in Kazakhstan, Turkmenistan and Azerbaijan. Dr. Carmichael was also the Shell representative in Turkmenistan and Azerbaijan. Since 2010 he has been working on two upstream, exploration focused, startups, one in Ukraine and the other in Pakistan.  Dr. Carmichael has most recently held the position of General Manager and Country Representative in Central Asia with Shell Exploration and Production. Dr. Carmichael has a wide range of technical, country and management experiences; mostly focused on oil and gas, much of it applicable in other domains.

Other Directorships

Other than as disclosed above, our directors and officer do not hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our board of directors does not include a majority of independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which the slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders.  Once a candidate has been identified, the board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Some of the factors which the board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The board may request additional information from each candidate prior to reaching a determination.  The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.  In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as previously described, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our board of directors as a whole participates in the review of financial statements and disclosure.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Compliance With Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jordan Starkman (1)	1	1	Nil
Neil Carmichael (1)	1	1	Nil

(1)	The insider was late filing a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11.          Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2013; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2013, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jordan Starkman (1) President, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Neil Carmichael (2) Director	2013 2012	1,000 Nil	Nil Nil	Nil Nil	311,877 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012.

(2)	Neil Carmichael was appointed as a director of our company December 18, 2012.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

Pursuant to the terms of the non-executive director agreement dated December 18, 2012, with Dr. Neil Carmichael, our company shall grant options to Dr. Carmichael to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company.  As of the date of this annual report, the options to Dr. Carmichael have been granted but have not yet been exercised.

Outstanding Equity Awards at Fiscal Year End

62,500 options are outstanding as of the year ended March 31, 2013.

Option Exercises

During our fiscal year ended March 31, 2013 there were no options exercised by our named officers.

Compensation of Directors

Effective December 18, 2012 we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company.

Other than the above, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There were no unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers during the last two fiscal years.

The following table sets forth the ownership, as of June 14, 2013, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of June 14, 2013, there were 8,161,037 shares of our common stock issued and outstanding.  All persons named have sole voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jordan Starkman 3651 Lindell Road Unit D155 Las Vegas NV 89103	Nil	Nil
Neil Carmichael (2) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	62,500 Common Shares	*
Directors and Executive Officers as a Group (1)	62,500 Common Shares	0.77%
Pacific Green Group Limited (3) Bison Court, Road Town, Tortola British Virgin Islands	3,041,667 Common Shares	37.27%
Sichel Limited (3) Bison Court, Road Town, Tortola British Virgin Islands	8,227 Common Shares	*
Chris and Natasha Cuffe 9 Chelmsford Avenue, Lindfield NSW, Australia 2070	800,000 Common Shares	9.80%
Green Energy Parks Limited Ruthlyn House, 90 Lincoln Rd. Peterborough, UK PE1 2SP	583,333 Common Shares	7.15%
Rhumline Limited (4) Bison Court, Road Town, Tortola, British Virgin Islands	1,000,000 Common Shares	12.25%
Other Persons	5,433,227 Common Shares	66.47%

*  Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 14, 2013. As of June 14, 2013 there were 8,161,037 shares of our company's common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 62,500 shares of common stock by Dr. Carmichael exercisable within 60 days.

(3)	Scott Poulter of Bison Court, Road Town, Tortola, British Virgin Islands has voting and dispositive control over shares owned by Pacific Green Group Limited and Sichel Limited.

(4)	Paul Marshall has voting and dispositive control over shares owned by Rhumline Limited.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than set forth below, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

During the years ended March 31, 2013 and 2012, $259,333 and $88,551 of consultancy fees were incurred with respect to the officers, directors and companies controlled by them, respectively.

As at March 31, 2013 and March 31, 2012, we had amount due to/from related parties as follows:

	March 31, 2013				March 31, 2012
Due to (from) related parties	Due from related parties (2)		Due to related parties (2)		Due from related parties (2)		Due to related parties (2)
	$		$		$		$
Sichel Limited (1)		Nil		Nil		Nil		127,968
PGG (1)		Nil		1,150,218		Nil		Nil
Enviro (1)		206,663		Nil		Nil		Nil
Other shareholders		Nil		11,263		Nil		Nil
Total		Nil		1,161,481		Nil		127,968

(1)
Both Sichel Limited and PGG are wholly owned subsidiaries of the Hookipia Trust.  Sichel is a shareholder of the Company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010.  The sole director of Sichel is also the sole director of PGG.  Further, Sichel is a significant shareholder of Enviro, and provides management services to Enviro under a management services contract.

(2)	The loan is unsecured, non-interest bearing, and is due on demand.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with two directors, Mr. Jordan Starkman and Dr. Neil Carmichael. Dr. Carmichael qualifies as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have standing audit, compensation or nominating committees; our directors act in those capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. To the extent that our directors are not capable of effectively performing those tasks, our directors intend to seek appropriate professional guidance.  The board of directors of our company does not believe that it is necessary, given our early stage of development, to have a standing audit, compensation or nominating committees because we believe that the functions of such committees can be adequately performed by the board of directors.  Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2013 and for fiscal year ended March 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2013 $	March 31, 2012 $
Audit Fees	28,000	11,280
Audit Related Fees	13,250	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	41,250	11,280

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1
Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

Exhibit No.	Description
3.5	Certificate of Amendment filed on May 8, 2006 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3
Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5
Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (Incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (Incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7*	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9
Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)

10.10
Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)

10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12
Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)

Exhibit No.	Description
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: June 28, 2013	/s/ Jordan Starkman
Jordan Starkman
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2013	/s/ Jordan Starkman
Jordan Starkman
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: June 28, 2013	/s/ Neil Carmichael
Neil Carmichael
Director