Form 10-Q
period 2013-06-30
Pacific Green Technologies Inc.
filed 2013-08-19
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or
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

(408) 538-3373
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

☐	YES	☒	NO

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

☐	YES	☒	NO
APPLICABLE ONLY TO CORPORATE ISSUER
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
12,576,169 common shares issued and outstanding as of August 13, 2013.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
June 30, 2013
(Expressed in US dollars)
(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statement of Operations and Comprehensive Loss	F–2

Consolidated Statements of Stockholders’ Equity (Deficit)	F–3

Consolidated Statements of Cash Flows	F–4

Notes to the Consolidated Financial Statements	F–5

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2013 $	March 31, 2013 $
	(unaudited)

ASSETS

Cash	1,814	93,228
Accounts receivable	–	206,663
Prepaid expenses	687	687
Total Current Assets	2,501	300,578

Intangible assets (Note 4)	31,588,993	–

Total Assets	31,591,494	300,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	329,551	264,088
Loans payable (Note 5)	760,721	100,000
Current portion of note payable (Note 6)	1,853,629	968,656
Due to related parties (Note 7)	5,211,962	1,161,481

Total Current Liabilities	8,155,863	2,494,225

Note payable (Note 6)	1,855,508	2,605,743

Total Liabilities	10,011,371	5,099,968

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Events (Note 12)

Stockholders’ Equity (Deficit)

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 12,467,169 and 5,727,404 shares issued and outstanding, respectively	7,441	702

Additional paid-in capital	28,570,449	1,571,891

Accumulated other comprehensive income	16,071	10,949

Deficit accumulated during the development stage	(7,013,838)	(6,382,932)

Total Stockholders’ Equity (Deficit)	21,580,123	(4,799,390)

Total Liabilities and Stockholders’ Equity (Deficit)	31,194,478	300,578

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended June 30, 2013 $	Three Months Ended June 30, 2012 $	Accumulated from April 5, 2011 (Date of Inception) to June 30, 2013 $

Revenue	–	–	–

Expenses

Amortization of intangible assets	97,960	–	97,960
Consulting fees (Note 7)	305,827	88,551	2,043,087
Foreign exchange gain	(100,500)	–	(96,645)
Office and miscellaneous	10,080	5,828	36,982
Professional fees	95,928	15,703	308,588
Research and development	8,029	47,886	68,166
Transfer agent and filing fees	8,799	–	18,678
Travel	21,315	–	54,870

Total operating expense	447,438	157,968	2,531,686

Loss before other expense	(447,438)	(157,968)	(2,531,686)

Other expenses

Interest expense (Note 7)	(183,468)	(1,419)	(708,275)

Net loss for the period	(630,906)	(159,387)	(3,239,961)

Other comprehensive income (loss)

Foreign currency translation adjustment	5,122	(247)	16,071

Comprehensive loss	(625,784)	(159,634)	(3,223,890)

Loss per share, basic and diluted	(0.06)	(0.03)

Weighted average number of shares outstanding	9,803,648	5,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Capital $	Income $	Stage $	Total $

Balance, March 31, 2013	5,727,404	702	1,571,891	10,949	(6,382,932)	(4,799,390)

Shares issued to acquire Pacific Green Energy Parks Limited	3,500,000	3,500	13,996,500	–	–	14,000,000

Shares issued to acquire intangible asset	3,239,765	3,239	12,955,821	–	–	12,959,060

Imputed interest on amounts due to related parties	–	–	46,237	–	–	46,237

Foreign exchange translation gain	–	–	–	5,122	–	5,122

Net loss for the period	–	–	–	–	(630,906)	(630,906)

Balance, June 30, 2013	12,467,169	7,441	28,570,449	16,071	(7,013,838)	21,580,123

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended June 30, 2013 $	Three Months Ended June 30, 2012 $	Accumulated from April 5, 2011 (Date of Inception) to June 30, 2013 $

Operating Activities

Net loss for the period	(630,906)	(159,387)	(3,239,961)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	134,738	–	581,966
Amortization of intangible assets	97,960	–	97,960
Imputed interest	46,237	1,419	108,804
Stock-based compensation	–	–	911,443

Changes in operating assets and liabilities:
Accounts receivable	206,663	–	–
VAT receivable	–	(12,877)	(150)
Prepaid expenses	–	–	(687)
Accounts payable and accrued liabilities	(171,693)	46,413	(29,615)
Due to related parties	189,416	127,751	834,627

Net Cash Used In Operating Activities	(127,585)	3,319	(735,613)

Investing Activities

Cash acquired on acquisition of subsidiary	16,263	–	17,693

Net Cash Provided by Investing Activities	16,263	–	17,693

Financing Activities

Proceeds from related parties	14,786	–	114,786
Proceeds from sale of common shares	–	2	–
Proceeds from note payable	–	–	600,002

Net Cash Provided by Financing Activities	14,786	2	714,788

Effect of foreign exchange rate changes on cash	5,122	27	4,946

Change in cash	(91,414)	3,348	1,814

Cash, Beginning of Period	93,228	–	–

Cash, End of Period	1,814	3,348	1,814

Non-cash investing and financing activities:
Debt settled with the acquisition of intangible assets	330,877	–	330,877
Shares issued for acquisition of intangible asset	12,959,060	–	12,959,060

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Pacific Green Technologies Inc. (the “Company”) was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company changed its name to ECash, Inc. On June 13, 2012, the Company changed its name to Pacific Green Technologies Inc.

On June 14, 2012, the Company acquired Pacific Green Technologies Limited (“PGT Limited”) in exchange for the issuance of 5,000,000 shares of common stock and a $5,000,000 promissory note (Refer to Note 6). The transaction resulted in the former shareholders of PGT Limited collectively owing a majority of the issued and outstanding common shares of PGT Inc. The accounting principle applicable to a reverse takeover (“RTO”) was applied to account for this transaction. Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited. The consolidated statement of operations and comprehensive loss include the operations of PGT Limited for the period from April 5, 2011 (inception) to June 30, 2013 and the operations of the Company. from June 15, 2012 to June 30, 2013.

On May 15, 2013, the Company acquired Pacific Green Energy Parks Limited (“PGEP”) and its wholly-owned subsidiary, Energy Park Sutton Bridge (“EPSB”) in exchange for a cash payment of $100 and the issuance of 3,500,000 shares of common stock. In addition to the acquisition agreement, the Company is committed to issuing a further $3,000,000 payable in common shares in the event PGEP either purchased the property or secured a lease permitting PGEP to operate a biomass power plant facility and a further $33,000,000 payable in common shares in the event PGEP secures sufficient financing to construct the facility (Refer to Note 10(e)). The consolidated statement of operations and comprehensive loss include the operations of PGEP and EPSB for the period from May 16, 2013 to June 30, 2013.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, the Company has a working capital deficiency of $8,153,362 and has an accumulated deficit of $7,013,838 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PGT Limited, PGEP, and EPSB, a wholly owned subsidiary of PGEP. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is March 31.

(b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of long-term debt, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents acquired and options to acquire land. The patents are amortized straight-line over 17 years or over the estimated useful life.

(f)	Impairment of Long-lived Assets

The Company reviews long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

(g)	Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(g)	Financial Instruments and Fair Value Measurements (continued)

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loans payable, due to related parties and note payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The long-term note payable has been discounted to reflect its net present value as at June 30, 2013. Management is of the option that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of both PGT Limited and EPSB are in Great British pounds. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PGT Limited and ESPB are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(j)	Stock-based compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(k)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2013, the Company had 62,500 (March 31, 2013 – 62,500) potentially dilutive shares outstanding.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

3.	Significant Accounting Policies (continued)

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at June 30, 2013 and March 31, 2013, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(m)	Reclassifications

Certain figures have been reclassified for comparative purposes to conform to the presentation adopted in the current period.

(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of Pacific Green Energy Parks Ltd. and Energy Park Sutton Bridge Limited

On May 15, 2013, the Company entered into a stock purchase agreement with all the shareholders of PGEP. PGEP is the sole shareholder of EPSB. PGEP is developing a biomass power plant facility which EPSB holds an option to purchase the real property upon which the facility will be built.

Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the issued and outstanding shares of common stock of PGEP from the shareholders in exchange for:

i.	a payment of $100 upon execution of the stock purchase agreement (paid);

ii.
$14,000,000 paid in shares of common stock of the Company at a deemed price at the lower of $4 per share or the average closing price per share of its capital stock in the ten trading days immediately preceding the date of closing of the stock purchase agreement (issued);

iii.
$3,000,000 payable in shares of common stock of the Company at a deemed price at the lower of $4 per share or the average closing price per share of its capital stock in the ten trading days immediately preceding the date upon which PGEP either purchases the property or secures a lease permitting PGEP to operate the facility on the property, which has not yet occurred; and

iv.
subject to leasing or purchasing the property and PGEP securing sufficient financing for the construction of the facility, $33,000,000 payable in shares of common stock of the Company at a deemed price at the lower of $4 per share or the average closing price per share of its common stock in the ten trading days immediately preceding the date that PGEP secures sufficient financing for the construction of the facility, which has not yet occurred.

On May 15, 2013, pursuant to the stock purchase agreement, the Company issued an aggregate of 3,500,000 common shares, at an agreed upon deemed price of $4 per share, to the former shareholders of PGEP. At the date of acquisition, the fair value of the assets and liabilities of PGEP and its wholly owned subsidiary EPSB consisted of the following:

$
Cash	16,263
Intangible assets	18,397,016
Accounts payable and accrued liabilities	(61,128)
Due to related parties	(3,691,430)
Loan payable	(660,721)
Fair value of shares issued	14,000,000

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

4.   Intangible Assets

	Cost $	Accumulated amortization $	June 30, 2013 Net carrying value $	March 31, 2013 Net carrying value $

Options to acquire land	18,397,016	-	18,397,016	-
Patents and technical information	13,289,937	97,960	13,191,977	-
	31,686,953	97,960	31,588,993	-

On May 15, 2013, the Company acquired PEGP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares (Refer to Note 3). EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with Enviro whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. (Refer to Notes 8(a), 8(b), 8(d) and 12(a)). The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to PGG which was assigned to PGT Inc.

5.	Loans Payable

(a)
On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $660,721 (£435,000) loan, bearing interest at 6.5% per annum and due December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

(b)
On July 3, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, (“Denali”) a Nevada limited liability company. The Company issued a convertible promissory note to Denali in exchange for consulting services provided in the amount of $100,000. The maturity date of the note is June 30, 2014, where upon all principle and interest outstanding shall be due. Interest accrues at 8% per annum on the unpaid principle amount. The note is convertible into common shares of the Company at any time. The amount of note remaining outstanding is convertible into common shares of the Company at a price equal to ninety percent of volume weighted average trading price during the three trading days immediately preceding the date at which Denali submits the written notice of conversion to the Company. On December 28, 2012, the Company signed an Exchange and Registration Rights Agreement with Denali, whereby both parties agreed to exercise the conversion right and converted the note in exchange for an aggregate of 100,000 common shares of the Company. Under ASC 470-20 this is considered to be induced conversion of convertible debt where the fair value of the additional securities issued to induce the conversion is recognized as an expense. The calculated fair value of the additional securities issued was $484,554 and was recorded as stock based compensation during the year ended March 31, 2013.

(c)	On April 2, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $100,000. The loan bears interest at 10% per annum and is due on October 2, 2013.

6.    Note Payable

On June 14, 2012, the Company entered into the Assignment and Share Transfer Agreement Pacific Green Group Limited (“PGG”), a company under common control, concerning the assignment of Representation Agreement entered between PGG and EnviroTechnologies Inc. (“Enviro”) and the purchase of 100% of the issued and outstanding common shares of PGT Limited, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning June 12, 2013 with the income earned under the terms of Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note has been discounted at market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012.  The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent.

As at June 30, 2013, the Company has not been able to repay any amounts owning on the note payable and has rolled the June 12, 2013 payment over to next anniversary date and has included it in the current portion of long term debt along with the present value of the June 12, 2014 instalment. As at June 30, 2013, the Company has recorded $3,707,137 (March 31, 2013 - $3,574,399) for the present value of the note payable.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

7.    Related Party Transactions

(a)	During the three months ended June 30, 2013, the Company incurred $5,896 (2012 $nil) to a director for consulting fees of a wholly owned subsidiary of the Company.

(b)
As at June 30, 2013, $22,812 (£15,000) (March 31, 2013 - $75,945 (£50,000)) was owed to a company under common control for consulting fees incurred, which is included in accounts payable and accrued liabilities.

(c)	As at June 30, 2013, the Company owed $5,118,470 (March 31, 2013 - $1,150,218) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(d)
As at June 30, 2013, the Company owed $30,480 (20,042 GBP) (March 31, 2013 - $30,430 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(e)
As at June 30, 2013, the Company owed $67,853 (March 31, 2013 – $11,263) to various directors of the Company’s wholly owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)
As at June 30, 2013, the Company owed $3,709,137 (March 31, 2013 - $3,574,403) representing the present value of $5,000,000, to a company under common control. The amount owing is unsecured, non-interest bearing and due in annual installments of $1,000,000 beginning June 14, 2013. Per the terms of the agreement, the June 12, 2013 balance has been rolled forward to the following payment date. Refer to Note 6. As at June 30, 2013, the Company recorded imputed interest of $46,237 (2012 - $nil) at a rate of 10% based on the market interest rate of similar loans.

8.	Common Stock

(a)
On April 3, 2013, the Company issued 1,765,395 shares of common stock with a fair value of $7,061,580 in a share exchange agreement with shareholders of Enviro for the acquisition of 17,653,872 which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(b)
On April 25, 2013, the Company issued 668,238 shares of common stock with a fair value of $2,672,952 in a share exchange agreement with the shareholders of Enviro for the acquisition of 6,682,357 which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(c)	On May 15, 2013, the Company issued 3,500,000 shares of common stock with a fair value of $14,000,000 to acquire 100% of the shares of PGEP and its wholly owned subsidiary EPSB.

(d)
On June 17, 2013, the Company issued 806,132 shares of common stock with a fair value of $3,224,528 in a share exchange agreement with the shareholders of Enviro for the acquisition of 8,061,286 which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

9.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2013 and June 30, 2013	62,500	0.01	1.5	5.99

Additional information regarding stock options as of June 30, 2013 is as follows:

Number of options	Exercise price $	Expiry date

62,500	0.01	December 18, 2014

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

10.	Segmented Information

The Company is located and operates in the US and its subsidiary is located and operated in the United Kingdom. Geographical information is as follows:

June 30, 2013	United States $	United Kingdom $	Total $

Revenue	–	–	–

Intangible assets	13,191,977	18,397,016	31,588,993

11.	Commitments

(a)
On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for Green Technology and the building of an international distribution centre. Effective March 31, 2013, this consulting agreement was assigned to PGG. The agreement shall continue for four years with consideration as follows:

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

(b)
On February 10, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Davis Option”). Pursuant to the agreement, the option expires on August 10, 2011. If EPSB exercises its option within 18 months from the date of the Option Agreement, the purchase price will be £3,500,000. Otherwise, the purchase price will be £4,000,000. The sellers also have a Share Option, in which they can substitute £1,000,000 of the purchase price for 5% of the nominal value of the common stock of EPSB (“Consideration Shares”).

On July 27, 2011, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to August 9, 2013, and the purchase price was increased to £3,200,000 in the event that the Share Option is exercised on or before August 9, 2013 and increases to £4,200,000 in the event the Share Option is exercised after August 9, 2013 and before June 9, 2014.

(c)
On March 3, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Wing Option”). Pursuant to the agreement, the option was set to expire on March 3, 2012 and the purchase price is £400,320.

On August 9, 2011, EPBS entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to March 2, 2014, and the purchase price was increased to £420,336.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

11.  Commitments (continued)

(d)
On March 26, 2012, PGEP and its subsidiary, EPSB, entered into a Consultancy Agreement with Green Energy Parks Consulting Limited (“GEPC”), a subsidiary of Green Energy Parks Limited (“GEP”) which is a company under common control, to provide services related to the design and development of planning schemes for energy from biomass and waste facilities. In consideration for the services, EPSB agreed to pay £80,000 upon signing (paid), £80,000 per month for three months (paid) and £64,000 for the remaining five months (£128,000 paid) (“Consultancy Consideration”). If ESPB obtains planning permission for the construction of a waste biomass to energy power plant on the land, GEPC will produce designs related to the construction of the plant and grant the license to EPSB in consideration for a total of £1,250,000 (“Design Consideration”), of which £312,500 is payable three months after planning permission is obtained, and a further £85,227 per month is payable for the following eleven months. In addition, EPSB agreed to pay GEPC success fees of £250,000 upon obtaining the planning permission (“Planning Success Fee”) and a further £1,000,000 upon the exercise of the Davis and Wing land options (“Option Success Fee”).

On March 5, 2013, PGEP and EPSB entered into a supplemental agreement to amend certain terms of the Consultancy Agreement. In full and final satisfaction of the Consulting Consideration due from EPSB to GEPC, EPSB agreed to pay GEPC £10,000 within seven days of the date of the supplemental agreement (paid), £15,000 within 45 days (paid) and £25,000 within 75 days. In addition, the Planning Success Fee was amended to £20,000 within seven days of obtaining planning permission and a further £30,000 within seven days of the date upon which the judicial review period in respect to the planning permission has expired. Furthermore, the Option Success Fee was amended to £425,500 if the Davis Option is exercised and £75,500 if the Wing Option is exercised, which shall be payable 50% in cash and 50% in common stock. If the Davis Option is extended for an addition twelve months by August 2013, GEP shall be paid a success fee of £50,000 which will be deducted from the cash consideration due under the Option Success Fee. The Consultant also agreed to waive the Design Consideration. Upon written notice by the Company, GEP agreed to irrevocably sell its 25% interest in EPSB to the Company for $3,500,000 in the equivalent of common stock at a deemed price of $6 per share.

(e)
On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGEP. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGEP either purchasing the property or securing a lease permitting PGEP to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGEP securing sufficient financing for the construction of the facility.

12.	Subsequent Events

(a)
On August 6, 2013, the Company issued 84,000 shares of common stock with a fair value of $336,000 in a share exchange agreement with the shareholders of Enviro for the acquisition of 1,040,000 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(b)	Subsequent to June 30, 2013, the Company issued 25,000 shares of common stock at $4 per share for proceeds of $100,000.

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

Historical business overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at the quarter ended June 30, 2013, we owed Sichel $Nil and we owed PGG $1,150,218.  Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

New strategy

Our management, assisted by PGG, has identified an opportunity to build a business focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. To this end we have entered into and closed an assignment and share transfer agreement PGG for the assignment of a representation agreement and the acquisition of a company involved in the environmental technology industry.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date)

●	June 12, 2014, $1,000,000

●	June 12, 2015, $1,000,000

●	June 12, 2016, $1,000,000

●	June 12, 2017, $1,000,000

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

On April 25, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies.  Pursuant to the terms of the share exchange agreements, we agreed to acquire 6,682,357 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 668,238 shares of common stock of our company.  We issued an aggregate of 668,238 common shares to 20 shareholders.

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

As a result, on May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of August 13, 2013, 33,437,515 common shares of EnviroTechnologies has been returned) common shares of EnviroTechnologies to EnviroTechnologies.  As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, Peterborough Renewable and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

On June 17, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the share exchange agreements we agreed to acquire 8,061,286 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 806,132 shares of common stock of our Company. We issued as aggregate of 806,132 shares of common stock to 19 shareholders.

On August 6, 2013, we entered into two share exchange agreements with two shareholders of EnviroTechnologies.  Pursuant to the terms of the agreements, we agreed to acquire 440,000 issued and outstanding common shares of EnviroTechnologies from one shareholder in exchange for shares of common stock of our company on a 1 for 10 basis.  Pursuant to the terms of the other agreement, we agreed to acquire 600,000 issued and outstanding common shares of EnviroTechnologies from one shareholder in exchange for shares of common stock of our company on a 1 for 15 basis.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended June 30, 2013 and 2012.

Our net loss and comprehensive loss for the three month periods ended June 30, 2013 and 2012 and from April 5, 2011 (inception) to June 30, 2013 are summarized as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012		Period from April 5, 2011 (Inception) to June 30, 2013
Amortization of intangible assets	$97,960	$	Nil	$97,960
Consultancy fees	$305,827		$88,551	$2,043,087
Foreign exchange loss	$(100,500)	$	Nil	$(96,645)
Office and miscellaneous	$10,080		$5,828	$36,982
Professional fees	$95,928		$15,703	$308,558
Research and development	$8,029		$47,886	$68,166
Transfer agent and filing fees	$8,799	$	Nil	$18,678
Travel	$21,315	$	Nil	$54,870
Interest expense	$183,468		$1,419	$708,275
Net Loss	$(630,906)		$(159,387)	$(3,239,691)

Expenses for the three month period ended June 30, 2013 were $447,438 as compared to $157,968 for the three month period ended June 30 2012 and $2,531,686for the period from April 5, 2011 (inception) to June 30, 2013. Consulting fees were comprised primarily of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal and accounting costs.  During the three month period ended June 30, 2013, we did not generate any revenue.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2013	As at March 31, 2013
Current Assets	$2,501	$300,578
Current Liabilities	$8,155,863	$2,494,225
Working Capital (Deficit)	$(8,153,362)	$(2,193,647)

Cash Flows

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net Cash Provided by (Used in) Operating Activities	$(127,585)		$3,319
Net Cash Provided by Investing Activities	$16,263	$	Nil
Net Cash Provided by Financing Activities	$14,786		$2
Effect of foreign exchange	$5,122		$27
Change in Cash	$(91,414)		$3,348

As of June 30, 2013, we had $1,814 in cash, $2,501 in total current assets, $8,155,863 in total current liabilities and a working capital deficit of $8,153,362. As of March 31, 2013, we had a working capital deficit of $2,193,647.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $3,239,961 from our inception on April 5, 2011 to June 30, 2013 was funded primarily by financing and loans, as well as other capital contributions.

From our inception on April 5, 2011 to June 30, 2013 we spent $735,613 on operating activities. During the three months ended June 30, 2013 we spent $127,585 on operating activities, whereas $3,319 was provided by operating activities for the three month period ended June 30, 2012. The increase in our expenditures on operating activities during the three months ended June 30, 2013 was primarily due to increases in accretion on discount on note payable, amortization of intangible assets, imputed interest, accounts receivable and amounts due to related parties.

From our inception on April 5, 2011 to June 30, 2013 we received $17,693 from investing activities, which was primarily in the form of cash acquired on acquisition of our subsidiary. During the three months ended June 30, 2013 we received $16,263 from investing activities, whereas we received $Nil from investing activities during the three months ended June 30, 2012.

From our inception on April 5, 2011 to June 30, 2013 we received $714,788 from financing activities, which consisted of $114,786 in proceeds from related parties and $600,002 in proceeds from notes payable. During the three months ended June 30, 2013 we received $14,786 from financing activities, which consisted entirely of proceeds from related parties, whereas we received $2 from financing activities during the three month period ended June 30, 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning July 2013) will be approximately $660,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $660,000 to proceed with our business plan over the next 12 months.  As of June 30, 2013, we had $1,814 cash on hand.   If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three month periods ended June 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the impairment of intangible assets and goodwill, the present value of long-term debt, stock-based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents acquired and options to acquire land. The patents are amortized straight-line over 17 years or over the estimated useful life.

Impairment of Long-lived Assets

Our company reviews long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Our company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by our company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2.    Unregistered Sales of Equity Securities

On June 27, 2013, we issued an aggregate of 25,000 shares of our common stock pursuant to a private placement.  We issued an aggregate of 25,000 shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On August 6, 2013, pursuant to two share exchange agreements, we issued an aggregate of 84,000 common shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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
10.7
Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)

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

10.13	Form of Share Exchange Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

PACIFIC GREEN TECHNOLOGIES INC.

Date: August 19, 2013	/s/ Jordan Starkman
Jordan Starkman,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)