Form 10-Q
period 2013-09-30
Pacific Green Technologies Inc.
filed 2013-11-14
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

15,908,681 common shares issued and outstanding as of November 8, 2013.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
September 30, 2013
(Expressed in US dollars)
(unaudited)

Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations and Comprehensive Loss	F–2
Consolidated Statements of Cash Flows	F–3
Notes to Consolidated Financial Statements	F–4

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2013 $	March 31, 2013 $
	(unaudited)
ASSETS
Cash	3,138	93,228
Accounts receivable	-	206,663
VAT receivable	18,380	-
Prepaid expenses	687	687
Total Current Assets	22,205	300,578
Intangible assets (Note 4)	44,687,727	-
Total Assets	44,709,932	300,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities (Note 7)	415,629	264,088
Loans payable (Note 5)	803,743	100,000
Current portion of note payable (Note 6)	1,889,994	968,656
Due to related parties (Note 7)	5,580,101	1,161,481
Total Current Liabilities	8,689,467	2,494,225
Note payable, net of unamortized discount of $1,175,451 (Note 6)	1,934,555	2,605,743
Total Liabilities	10,624,022	5,099,968

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Events (Note 12)

Stockholders’ Equity (Deficit)

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.001 par value 15,822,519 and 5,727,404 shares issued and outstanding, respectively	15,822	5,727
Additional paid-in capital	42,078,413	1,566,866
Accumulated other comprehensive income (loss)	(67,301)	10,949
Deficit accumulated during the development stage	(7,941,024)	(6,382,932)

Total Stockholders’ Equity (Deficit)	34,085,910	(4,799,390)

Total Liabilities and Stockholders’ Equity (Deficit)	44,709,932	300,578

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended September 30, 2013 $	Three Months Ended September 30, 2012 $	Six Months Ended September 30, 2013 $	Six Months Ended September 30, 2012 $	Accumulated from April 5, 2011 (Date of Inception) to September 30, 2013 $

Revenue	-	-	-	-	-

Expenses

Amortization of intangible assets	263,887	-	361,847	-	361,847
Consulting fees (Note 7)	245,036	260,342	550,863	321,884	2,288,123
Foreign exchange loss (gain)	81,570	306	(18,930)	306	(15,075)
Office and miscellaneous	3,861	6,268	13,941	11,861	40,843
Professional fees	92,287	38,198	188,215	58,301	400,875
Research and development	6,989	3,149	15,018	7,419	75,155
Transfer agent and filing fees	12,961	1,642	21,760	7,176	31,639
Travel	7,717	695	29,032	1,574	62,587

Total operating expenses	714,308	310,600	1,161,746	408,521	3,245,994

Loss before other expenses	(714,308)	(310,600)	(1,161,746)	(408,521)	(3,245,994)

Other expense
Interest expense (Note 7)	(212,878)	(95,577)	(396,346)	(95,577)	(921,153)
Net loss for the period	(927,186)	(406,177)	(1,558,092)	(504,098)	(4,167,147)

Other comprehensive income (loss)

Foreign currency translation loss	(83,372)	(13,500)	(78,250)	(8,816)	(67,301)

Comprehensive loss	(1,010,558)	(419,677)	(1,636,342)	(512,914)	(4,234,448)

Net Loss per share, basic and diluted	(0.07)	(0.08)	(0.13)	(0.10)

Weighted average number of shares outstanding	13,734,244	5,131,350	11,779,685	5,050,806

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended September 30, 2013 $	Six Months Ended September 30, 2012 $	Accumulated from April 5, 2011 (Date of Inception) to September 30, 2013 $
Operating Activities

Net loss for the period	(1,558,092)	(504,098)	(4,167,147)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	250,150	-	698,879
Amortization of intangible assets	361,847	-	361,847
Imputed interest	141,182	95,577	202,173
Stock-based compensation	-	-	911,443

Changes in operating assets and liabilities:
Accounts receivable	188,283	-	188,283
VAT receivable	-	12,838	(150)
Prepaid expenses	-	-	(687)
Accounts payable and accrued liabilities	(126,836)	52,778	15,160
Due to related parties	557,465	-	557,465

Net Cash Used In Operating Activities	(186,001)	(342,905)	(1,232,734)

Investing Activities

Cash acquired on acquisition of subsidiary	16,263	1,430	17,693

Net Cash Provided by Investing Activities	16,263	1,430	17,693

Financing Activities

Proceeds from related parties	14,876	200,267	453,424
Proceeds from sale of common shares	100,000	600,000	700,002
Proceeds from note payable	-	100,000	100,000

Net Cash Provided by Financing Activities	114,876	900,267	814,788

Effect of Foreign Exchange Rate Changes on Cash	(35,228)	(4,132)	(35,247)

Change in Cash	(90,090)	554,660	3,138

Cash, Beginning of Period	93,228	3,348	-

Cash, End of Period	3,138	558,008	3,138

Non-cash investing and financing activities:
Debt settled with the acquisition of intangible assets	330,842	-	-
Common stock issued for acquisition of intangible asset	26,280,460		-

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

On June 14, 2012, the Company acquired Pacific Green Technologies Limited (“PGT Limited”) in exchange for the issuance of 5,000,000 shares of common stock and a $5,000,000 promissory note (Refer to Note 6). The transaction resulted in the former shareholders of PGT Limited collectively owing a majority of the issued and outstanding common shares of PGT Inc. The accounting principle applicable to a reverse takeover (“RTO”) was applied to account for this transaction. Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited. The  consolidated statement of operations and comprehensive loss include the operations of PGT Limited for the period from April 5, 2011 (inception) to September 30, 2013 and the operations of the Company from June 15, 2012 to September 30, 2013.

On May 15, 2013, the Company acquired Pacific Green Energy Parks Limited (“PGEP”) and its wholly-owned subsidiary, Energy Park Sutton Bridge (“EPSB”) in exchange for a cash payment of $100 and the issuance of 3,500,000 shares of common stock. In addition to the acquisition agreement, the Company is committed to issuing a further $3,000,000 payable in common shares in the event PGEP either purchased the property or secured a lease permitting PGEP to operate a biomass power plant facility and a further $33,000,000 payable in common shares in the event PGEP secures sufficient financing to construct the facility (Refer to Note 11(e)). The consolidated statement of operations and comprehensive loss include the operations of PGEP and EPSB for the period from May 16, 2013 to September 30, 2013.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, the Company has a working capital deficiency of $8,667,262 and has an accumulated deficit of $7,941,024 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2013
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
September 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

2.     Significant Accounting Policies (continued)

(g)	Financial Instruments and Fair Value Measurements (continued)

The Company’s financial instruments consist principally of cash, accounts receivable, VAT receivable, accounts payable and accrued liabilities, loans payable, due to related parties and note payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The long-term portion of the note payable has been discounted to reflect its net present value as at September 30, 2013. In management’s opinion, the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2013, the Company had 62,500 potentially dilutive shares outstanding.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

2.     Significant Accounting Policies (continued)

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at September 30, 2013 and March 31, 2013, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

On May 15, 2013, pursuant to the stock purchase agreement, the Company issued 3,500,000 shares of common stock with a fair value of $4 per share, to the former shareholders of PGEP. At the date of acquisition, the fair values of the assets and liabilities of PGEP and its wholly owned subsidiary EPSB consisted of the following:

$

Cash	16,263
Intangible assets	18,397,016
Accounts payable and accrued liabilities	(61,128)
Due to related parties	(3,691,430)
Loan payable	(660,721)

Fair value of shares issued	14,000,000

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

4.     Intangible Assets

	Cost $	Accumulated amortization $	September 30, 2013 Net carrying value $	March 31, 2013 Net carrying value $

Options to acquire land	18,397,016	–	18,397,016	–
Patents and technical information	26,652,558	361,847	26,290,711	–

	45,049,574	361,847	44,487,727	–

On May 15, 2013, the Company acquired PEGP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares (Refer to Note 3). EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with Enviro whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. (Refer to Notes 8 and 12(a)). The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to PGG which was assigned to PGT Inc.

5.     Loans Payable

(a)
On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $703,743 (£435,000) loan, bearing interest at 6.5% per annum and due December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

(b)	On April 2, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $100,000. The loan bears interest at 10% per annum and is due on October 2, 2013.

6.      Note Payable

$

Balance, March 31, 2013	3,574,399
Accretion of unamortized discount	250,150
3,824,549
Less: current portion	1,889,994
Long-term portion	1,934,555

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

On June 14, 2012, the Company entered into the Assignment and Share Transfer Agreement with Pacific Green Group Limited (“PGG”), a company under common control, concerning the assignment of Representation Agreement entered between PGG and EnviroTechnologies Inc. (“Enviro”) and the purchase of 100% of the issued and outstanding common shares of PGT Limited, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

6.     Note Payable (continued)

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent.

7.     Related Party Transactions

(a)	During the six months ended September 30, 2013, the Company incurred $5,896 (3,840 GBP) (2012 – $nil) to a director for consulting fees of a wholly owned subsidiary of the Company.

(b)
As at September 30, 2013, $43,180 (26,750 GBP) (March 31, 2013 - $75,945 (£50,000)) was owed to a company under common control for consulting fees incurred, which is included in accounts payable and accrued liabilities. The Company incurred $24,392 (15,750 GBP) (2012 - $nil) to a company under common control for consulting fees.

(c)	As at September 30, 2013, the Company owed $5,392,395 (March 31, 2013 - $1,150,218) a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at September 30, 2013, the Company owed $32,352 (20,042 GBP) (March 31, 2013 - $nil) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(e)
As at September 30, 2013, the Company owed $155,354 (March 31, 2013 – $11,263) to various directors of the Company’s wholly owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)
As at September 30, 2013, the Company owed $3,824,549 (March 31, 2013 - $3,574,403) representing the present value of $5,000,000, to a company under common control. The amount owing is unsecured, non-interest bearing and due in annual installments of $1,000,000 beginning on June 14, 2013. Per the terms of the agreement, the June 12, 2013 balance has been rolled forward to the following payment date. Refer to Note 6. During the six months ended September 30, 2013, the Company recorded imputed interest of $141,182 (2012 - $nil) at a rate of 18% which has been included in additional paid-in capital.

8.     Common Stock

(a)
On April 3, 2013, the Company issued 1,765,395 shares of common stock with a fair value of $7,061,580 in a share exchange agreement with shareholders of Enviro for the acquisition of 17,653,872 which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(b)
On April 25, 2013, the Company issued 668,238 shares of common stock with a fair value of $2,672,952 in a share exchange agreement with the shareholders of Enviro for the acquisition of 6,682,357 which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(c)	On May 15, 2013, the Company issued 3,500,000 shares of common stock with a fair value of $14,000,000 to acquire 100% of the shares of PGEP and its wholly owned subsidiary EPSB.

(d)
On June 17, 2013, the Company issued 806,132 shares of common stock with a fair value of $3,224,528 in a share exchange agreement with the shareholders of Enviro for the acquisition of 8,061,286 which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(e)	On June 24, 2013, the Company issued 25,000 shares of common stock for proceeds of $100,000.

(f)
On August 6, 2013, the Company issued 84,000 shares of common stock with a fair value of $336,000 in a share exchange agreement with shareholders of Enviro for the acquisition of 1,040,000, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(g)
On August 27, 2013, the Company issued 3,246,350 shares of common stock with a fair value of $12,985,400 in a share exchange agreement with the shareholders of Enviro for the acquisition of 32,463,500, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

9.     Stock Options

The following table summarizes the continuity of stock options:
	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding and exercisable, March 31, 2013 and September 30, 2013	62,500	0.01	1.2	413,125

Additional information regarding stock options as of September 30, 2013 is as follows:

Number of options	Exercise price $	Expiry date

62,500	0.01	December 18, 2014

10.   Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

September 30, 2013	United States $	United Kingdom $	Total $

Revenue	–	–	–

Intangible assets	26,290,711	18,397,016	44,687,727

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
September 30, 2013
(Expressed in U.S. Dollars)
(unaudited)

11.   Commitments (continued)

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

(f)	On September 26, 2013, the Company entered into an agreement with a director whereby the Company will pay the director a monthly fee of £2,000 for services provided.

12.   Subsequent events

(a)
On October 11, 2013, the Company issued 67,412 shares of common stock with a fair value of $269,648 in a share exchange agreement with the shareholders of Enviro for the acquisition of 674,107 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(b)	On October 31, 2013, the Company issued 18,750 shares of common stock at $4 per share for proceeds of $75,000.

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

Our unaudited consolidated financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, Pacific Green Technologies Limited, a United Kingdom corporation, Pacific Green Energy Parks Limited, a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation, unless otherwise indicated.

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

Historical business overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at the quarter ended September 30, 2013, we owed Sichel $93,263 and we owed PGG $5,392,395. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date);

●	June 12, 2014, $1,000,000;

●	June 12, 2015, $1,000,000;

●	June 12, 2016, $1,000,000;

●	June 12, 2017, $1,000,000.

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

We intended to enter into and close additional share exchange agreements with as many shareholders of EnviroTechnologies as we were able to, but acquiring additional issued and outstanding shares of common stock of EnviroTechnologies has proven not to be feasible. Given that, and the fact that our company had amounts due and owing to it from EnviroTechnologies, we considered the possibility of acquiring certain assets of EnviroTechnologies that are key to our operations as an alternative to further equity acquisitions, in settlement of the amounts due.

As a result, on May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of September 30, 2013, 22,975,428 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroTechnologies. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, Peterborough Renewable and Green Energy Parks Limited (collectively, the “Debtors’ Assets”).

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

Pacific Green Energy Parks Limited and its wholly owned subsidiary, Energy Park Sutton Bridge, are now subsidiaries of our company.

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

On August 27, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we have agreed to acquire 32,463,489 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on an 1 for 10 basis.

On September 26, 2013, we entered into an agreement with Dr. Andrew Jolly, pursuant to which Dr. Jolly has agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 ($3,235) per calendar month.  Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On October 11, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we have agreed to acquire 674,107 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.

Effective October 31, 2013, we entered into a private placement agreement.  Pursuant to the agreement, we issued 18,750 common shares in our capital stock at a purchase price of $4.00 per share, for total proceeds of $75,000.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended September 30, 2013 and 2012.

Our net loss and comprehensive loss for the three and six month periods ended September 30, 2013 and 2012 and from April 5, 2011 (inception) to September 30, 2013 are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,		Period from April 5, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013
Amortization of intangible assets	$263,887	$Nil	$361,847	$Nil	$361,847
Consulting fees	$245,036	$260,342	$550,863	$321,884	$2,288,123
Interest expense	$212,878	$95,577	$396,346	$95,577	$921,153
Foreign exchange (gain) loss	$81,570	$306	$(18,930)	$306	$(15,075)
Office and miscellaneous	$3,861	$6,268	$13,941	$11,861	$40,843
Professional fees	$92,287	$38,198	$188,215	$58,301	$400,875
Research and development	$6,989	$3,149	$15,018	$7,419	$75,155
Transfer agent and filing fees	$12,961	$1,642	$21,760	$7,176	$31,639
Travel	$7,717	$695	$29,032	$1,574	$62,587
Net Loss	$(927,186)	$(406,177)	$(1,558,092)	$(504,098)	$(4,167,147)

Expenses for the three month period ended September 30, 2013 were $927,186 as compared to $406,177 for the three month period ended September 30 2012. Expenses for the six month period ended September 30, 2013 were $1,558,092 as compared to $504,098 for the six month period ended September 30 2012. Expenses for the period from April 5, 2011 (inception) to September 30, 2013 were $4,167,147. Consulting fees were comprised primarily of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal and accounting costs. During the three and six months ended September 30, 2013, we have begun to amortize our intangible assets, comprising patents and intellectual property, over their estimated useful lives. During the three and six month periods ended September 30, 2013, we did not generate any revenue.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2013	As at March 31, 2013
Current Assets	$22,205	$300,578
Current Liabilities	$8,689,467	$2,494,225
Working Capital (Deficit)	$(8,667,262)	$(2,193,647)

Cash Flows

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Net cash provided by (used in) operating activities	$(186,001)	$(342,905)
Net cash provided by investing activities	$16,263	$1,430
Net cash provided by financing activities	$114,876	$900,267
Effect of foreign exchange	$(35,228)	$(4,132)
Change in cash	$(90,090)	$554,660

As of September 30, 2013, we had $3,138 in cash, $22,205 in total current assets, $8,689,467 in total current liabilities and a working capital deficit of $8,667,262. As of March 31, 2013, we had a working capital deficit of $2,193,647.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,167,147 from our inception on April 5, 2011 to September 30, 2013 was funded primarily by related party financing and loans, as well as from proceeds of stock issuances.

From our inception on April 5, 2011 to September 30, 2013 we spent $1,232,734 on operating activities. During the six months ended September 30, 2013 we spent $186,001 on operating activities, whereas $342,905 was spent on operating activities for the six month period ended September 30, 2012. The decrease in our cash expenditures used in operating activities during the six months ended September 30, 2013 was primarily due to a lack of funding and as a result of continued support from related parties.

From our inception on April 5, 2011 to September 30, 2013 we received $17,693 from investing activities, which was primarily in the form of cash acquired on acquisition of our subsidiary.

From our inception on April 5, 2011 to September 30, 2013 we received $1,253,426 from financing activities, which consisted of $453,424 in proceeds from related parties, $700,002 in proceeds from notes payable and $100,000 raised from the proceeds of common stock. During the six months ended September 30, 2013 we received $114,876 from financing activities, which consisted of proceeds from related parties and proceeds from sale of common shares, whereas we received $900,267 from financing activities during the six month period ended September 30, 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning October 2013) will be approximately $860,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	80,000
Product acquisition, testing and servicing costs	80,000
Marketing and advertising	75,000
Investor relations and capital raising	20,000
Management and operating costs	40,000
Salaries and consulting fees	500,000
General and administrative expenses	65,000
Total	$860,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $860,000 to proceed with our business plan over the next 12 months. As of September 30, 2013, we had $3,139 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and six month periods ended September 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of long-term debt, stock-based compensation and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents acquired and options to acquire land. The patents are amortized straight-line over the estimated useful life of 17 years.

Impairment of Long-lived Assets

Our company reviews our long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.
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

Item 1A.  Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities

On August 6, 2013, pursuant to the terms of share exchange agreements, we issued an aggregate of 84,000 common shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On August 27, 2013, pursuant to the terms of share exchange agreements, we issued an aggregate of 3,246,350 common shares to 7 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On October 11, 2013, pursuant to the terms of share exchange agreements, we issued an aggregate of 67,412 common shares to 2 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On October 31, 2013, we issued an aggregate of 18,750 shares of our common stock pursuant to the private placement agreement.  We issued these shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective August 31, 2013, Jordan Starkman resigned as president, treasurer, secretary and, if any, from all other offices of our company. Mr. Starkman’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Mr. Starkman remains as a director of our company.

Concurrently with Mr. Starkman’s resignation, Neil Carmichael consented to and was appointed as president, treasurer and secretary of our company, effective August 31, 2013, to fill the vacancy of Mr. Starkman’s resignation.

On October 1, 2013, we appointed Andrew Jolly as a director of our company.

Item 6.  Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1
Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(10)	Material Contracts

Exhibit Number	Description
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
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

10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
(21)	Subsidiaries of the Registrant
21.1
Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned)
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned)
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited)

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

PACIFIC GREEN TECHNOLOGIES INC.

Date: November 14, 2013	/s/ Neil Carmichael
Neil Carmichael
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)