Form 10-Q
period 2013-12-31
Pacific Green Technologies Inc.
filed 2014-02-19
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

16,184,181 common shares issued and outstanding as of February 3, 2014.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
December 31, 2013
(Expressed in US dollars)
(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations and Comprehensive Loss	F–2

Consolidated Statements of Cash Flows	F–3

Notes to Consolidated Financial Statements	F–4

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2013 $	March 31, 2013 $
	(unaudited)

ASSETS
Cash	371,090	93,228
Accounts receivable	–	206,663
VAT receivable	19,368	–
Prepaid expenses	21,470	687
Total Current Assets	411,928	300,578

Intangible assets (Note 4)	44,643,120	–
Total Assets	45,055,048	300,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities (Note 8)	359,806	264,088
Loans payable (Note 6)	820,926	100,000
Current portion of note payable (Note 7)	1,927,909	968,656
Due to related parties (Note 8)	5,460,568	1,161,481
Total Current Liabilities	8,569,209	2,494,225

Note payable, net of unamortized discount of $1,054,564 (Note 7)	2,017,527	2,605,743
Total Liabilities	10,586,736	5,099,968

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)
Subsequent Event (Note 13)

Stockholders’ Equity (Deficit)
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 16,184,181 and 5,727,404 shares issued and outstanding, respectively	16,184	5,727
Additional paid-in capital	43,411,830	1,566,866
Share subscriptions received (Note 9)	25,000	–
Accumulated other comprehensive income (loss)	(98,709)	10,949
Deficit accumulated during the development stage	(8,885,993)	(6,382,932)
Total Stockholders’ Equity (Deficit)	34,468,312	(4,799,390)
Total Liabilities and Stockholders’ Equity (Deficit)	45,055,048	300,578

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended December 31, 2013 $	Three Months Ended December 31, 2012 $	Nine Months Ended December 31, 2013 $	Nine Months Ended December 31, 2012 $	Accumulated from April 5, 2011 (Date of Inception) to December 31, 2013 $

Revenue	–	–	–	–	–

Expenses
Amortization of intangible assets	399,401	–	761,248	–	761,248
Consulting fees (Note 8)	281,063	252,249	831,926	574,133	2,432,148
Foreign exchange loss (gain)	(131,811)	6,411	(150,741)	6,717	(146,729)
Office and miscellaneous	44,030	7,080	57,971	18,941	221,911
Professional fees	85,899	48,731	274,114	107,032	486,774
Research and development	17,723	3,332	32,741	10,751	92,878
Transfer agent and filing fees	9,011	1,455	30,771	8,631	40,650
Travel	19,007	19,354	48,039	20,928	81,594
Total operating expenses	724,323	338,612	1,886,069	747,133	3,970,474
Loss before other expense	(724,323)	(338,612)	(1,886,069)	(747,133)	(3,970,474)

Other expense
Interest expense (Note 8)	(220,646)	(92,726)	(616,992)	(188,303)	(1,141,642)

Net loss for the period	(944,969)	(431,338)	(2,503,061)	(935,436)	(5,112,116)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(31,408)	15,463	(109,658)	6,647	(98,709)
Comprehensive loss for the period	(976,377)	(415,875)	(2,612,719)	(928,789)	(5,210,825)
Net loss per share, basic and diluted	(0.06)	(0.08)	(0.19)	(0.18)
Weighted average number of shares outstanding	15,929,107	5,631,732	13,167,856	5,268,820

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended December 31, 2013 $	Nine Months Ended December 31, 2012 $	Accumulated from April 5, 2011 (Date of Inception) to December 31, 2013 $

Operating Activities
Net loss for the period	(2,503,061)	(935,436)	(5,112,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	371,037	–	819,766
Amortization of intangible assets	761,248	–	761,248
Imputed interest	238,313	188,303	299,304
Stock-based compensation	–	100,000	911,443

Changes in operating assets and liabilities:
Accounts receivable	206,663	–	206,663
VAT receivable	(19,368)	12,899	(19,518)
Prepaid expenses	(20,783)	–	(21,470)
Accounts payable and accrued liabilities	(194,494)	22,299	(52,498)
Due to related parties	437,932	–	437,932
Net Cash Used In Operating Activities	(722,513)	(611,935)	(1,769,246)

Investing Activities
Cash acquired on acquisition of subsidiary	16,263	1,430	17,693
Acquisition of intangible assets	(21,311)	–	(21,311)

Net Cash Provided by (Used In) Investing Activities	(5,048)	1,430	(3,618)

Financing Activities
Proceeds from related parties	14,876	62,808	453,424
Proceeds from sale of common shares	1,040,000	600,000	1,640,002
Proceeds from note payable	–	–	100,000
Net Cash Provided by Financing Activities	1,054,876	662,808	2,193,426

Effect of Foreign Exchange Rate Changes on Cash	(49,453)	(6,511)	(49,472)

Change in Cash	277,862	45,792	371,090

Cash, Beginning of Period	93,228	3,348	–

Cash, End of Period	371,090	49,140	371,090

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	330,842	–	330,840
Common stock issued for acquisition of intangible asset	26,602,108	–	26,602,108

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
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

On June 14, 2012, the Company acquired Pacific Green Technologies Limited (“PGT Limited”) in exchange for the issuance of 5,000,000 shares of common stock and a $5,000,000 promissory note (Refer to Note 6). The transaction resulted in the former shareholders of PGT Limited collectively owing a majority of the issued and outstanding common shares of PGT Inc. The accounting principle applicable to a reverse takeover (“RTO”) was applied to account for this transaction. Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited. The consolidated statement of operations and comprehensive loss include the operations of PGT Limited for the period from April 5, 2011 (inception) to December 31, 2013 and the operations of the Company from June 15, 2012 to December 31, 2013.

On May 15, 2013, the Company acquired Pacific Green Energy Parks Limited (“PGEP”) and its wholly-owned subsidiary, Energy Park Sutton Bridge (“EPSB”) in exchange for a cash payment of $100 and the issuance of 3,500,000 shares of common stock. In addition to the acquisition agreement, the Company is committed to issuing a further $3,000,000 payable in common shares in the event PGEP either purchased the property or secured a lease permitting PGEP to operate a biomass power plant facility and a further $33,000,000 payable in common shares in the event PGEP secures sufficient financing to construct the facility (Refer to Note 11(e)). The consolidated statement of operations and comprehensive loss includes the operations of PGEP and EPSB for the period from May 16, 2013 to December 31, 2013.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2013, the Company has a working capital deficiency of $8,157,281 and has an accumulated deficit of $8,885,993 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2013
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

Intangible assets are stated at cost less accumulated amortization and are comprised of patent applications acquired and options to acquire land. The patent applications are amortized straight-line over 17 years or over the estimated useful life.

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

The Company’s financial instruments consist principally of cash, accounts receivable, VAT receivable, accounts payable and accrued liabilities, loans payable, due to related parties and note payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The long-term portion of the note payable has been discounted to reflect its net present value as at December 31, 2013. In management’s opinion, the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

The accounts of PGT Limited and EPSB are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2013, the Company had 62,500 potentially dilutive shares outstanding.

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2013 and March 31, 2013, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(m)	Investments

Investments where the Company exercises significant influence, but not control, over the investee are accounted for using the equity method of accounting. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the share of net earnings or losses of the investee.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(n)	Reclassifications

Certain figures have been reclassified for comparative purposes to conform to the presentation adopted in the current period.

(o)	Recent Accounting Pronouncements

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

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

4.	Intangible Assets

	Cost $	Accumulated amortization $	December 31, 2013 Net carrying value $	March 31, 2013 Net carrying value $

Options to acquire land	18,430,162	–	18,430,162	–
Patent applications and technical information	26,974,206	761,248	26,212,958	–
	45,404,368	761,248	44,643,120	–

On May 15, 2013, the Company acquired PEGP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares (Refer to Note 3). EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with Enviro whereby the Company acquired various patent applications and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. (Refer to Note 9). The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to PGG which was assigned to PGT Inc.

5.	Investment

On November 22, 2013, the Company received 606 common shares, representing 40% of the issued and outstanding capital, of Peterborough Renewable Energy Limited (“PREL”), a private UK company. Companies controlled by significant shareholders made arrangements, by revising consulting agreements with PREL and ceasing creditor protection action, which resulted in the Company receiving this equity investment.  PREL has negative working capital and a deficit of approximately GBP 650,000 at November 22, 2013. There’s no measureable fair value to record the cost of the investment to the Company and PREL is presently inactive. No proportionate loss has been recorded in these financial statements based on activity in PREL and the Company has not assumed any liabilities as a result of this investment.

6.	Loans Payable

(a)
On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $720,926 (£435,000) loan, bearing interest at 6.5% per annum and due December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

(b)	On April 2, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $100,000. The loan bears interest at 10% per annum, has matured and is due on demand.

7.	Note Payable

$

Balance, March 31, 2013	3,574,399
Accretion of unamortized discount	371,037
3,945,436
Less: current portion	1,927,909
Long-term portion	2,017,527

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

7.	Note Payable (continued)

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000
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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the nine months ended December 31, 2013, the Company recorded imputed interest of $238,313 (2012 - $188,303) at a rate of 18% which has been included in additional paid-in capital.

8.	Related Party Transactions

(a)	During the nine months ended December 31, 2013, the Company incurred $21,465 (2012 – $nil) to directors for consulting fees.

(b)	During the nine months ended December 31, 2013, the Company incurred $11,536 (2012 - $nil) to a company under common control for consulting fees.

(c)	During the nine months ended December 31, 2013, the Company incurred $180,000 (2012 – $131,111) in consulting fees to a company which is a shareholder and under common control.

(d)
As at December 31, 2013, $44,333 (26,750 GBP) (March 31, 2013 - $75,945 (£50,000)) was owed to a company under common control for consulting fees incurred, which is included in accounts payable and accrued liabilities. The Company incurred $24,392 (15,750 GBP) (2012 - $nil) to a company under common control for consulting fees.

(e)	As at December 31, 2013, the Company owed $3,871,725 (March 31, 2013 - $1,150,218) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at December 31, 2013, the Company owed $33,216 (20,042 GBP)(March 31, 2013 - $nil) to a company under common control. The amount owing is unsecured , non-interest bearing, and due on demand.

(g)	As at December 31, 2013, the Company owed $786,509 to a significant shareholder.

(h)
As at December 31, 2013, the Company owed $769,119 (March 31, 2013 – $11,263) to directors of the Company’s wholly owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

9.	Common Stock

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
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

9.	Common Stock (continued)

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

(h)
On October 11, 2013, the Company issued 67,412 shares of common stock with a fair value of $269,648 in a share exchange agreement with the shareholders of Enviro for the acquisition of 674,107 common shares of Enviro, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(i)	On October 31, 2013, the Company issued 18,750 shares of common stock for proceeds of $75,000.

(j)	On December 19, 2013, the Company issued 262,500 shares of common stock for proceeds totaling $840,000.

(k)
On December 27, 2013, the Company issued 13,000 shares of common stock with a fair value of $52,000 in a share exchange agreement with the shareholders of Enviro for the acquisition of 130,000 common shares of Enviro, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

10.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding and exercisable, March 31, 2013 and December 31, 2013	62,500	0.01	0.9	452,500

Additional information regarding stock options as of December 31, 2013 is as follows:

Number of options	Exercise price $	Expiry date

62,500	0.01	December 18, 2014

11.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

December 31, 2013	United States $	United Kingdom $	Total $

Revenue	–	–	–
Intangible assets	26,212,958	18,430,162	44,643,120

12.	Commitments

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

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in U.S. Dollars)
(unaudited)

12.	Commitments (continued)

(d)
On March 26, 2012, PGEP and its subsidiary, EPSB, entered into a Consultancy Agreement with Green Energy Parks Consulting Limited (“GEPC”), a subsidiary of Green Energy Parks Limited (“GEP”) which is a company under common control, to provide services related to the design and development of planning schemes for energy from biomass and waste facilities. In consideration for the services, EPSB agreed to pay £80,000 upon signing (paid), £80,000 per month for three months (paid) and £64,000 for the remaining five months (£128,000 paid) (“Consultancy Consideration”). If ESPB obtains planning permission for the construction of a waste biomass to energy power plant on the land, GEPC will produce designs related to the construction of the plant and grant the license to EPSB in consideration for a total of £1,250,000 (“Design Consideration” – See below), of which £312,500 is payable three months after planning permission is obtained, and a further £85,227 per month is payable for the following eleven months. In addition, EPSB agreed to pay GEPC success fees of £250,000 upon obtaining the planning permission (“Planning Success Fee” – See below) and a further £1,000,000 upon the exercise of the Davis and Wing land options (“Option Success Fee”).

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

(g)
On October 22, 2013, the Company entered into an agreement with a director whereby the director will focus on developing potential new business opportunities and general sales on behalf of the Company. For these services the Company has agreed to pay compensation as follows:

•	£450 per day and a guarantee of a minimum of four days per month for six months
•
£50,000 when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Company’s 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”)

•	options on the Financial Close of the completion of the Project to purchase 10,000 common shares of the Company for $2 per share, and
•	on the Financial Close of the Project, 20,000 common shares of Pacific Green Group Limited

In addition to the above compensation, the Company has agreed to also pay the director commissions based on percentages of sales generated and financing obtained on behalf of the Company.

(h)
On October 22, 2013, the Company entered into an agreement with a director whereby the director will oversee all aspects of the development and completion of the Company’s biomass power plant at Sutton Bridge, Lincolnshire with the Company agreeing to pay compensation of £1,000 per day with a guarantee of a minimum of four days a month for two months for these services.

Following the completion of the project, the director has agreed to serve as Chief Operating Officer of the Company for which the Company has agreed to pay compensation as follows:

•	a salary of £96,000 per annum
•	£100,000 bonus when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Project
•	on the Financial Close, 100,000 common shares of the Company from Pacific Green Group Limited
•	options to purchase 50,000 common shares of the Company at $2 per share
•	on appointment as Chief Operating Officer, 100,000 common shares of the Company from Pacific Green Group Limited

13.	Subsequent Event

Subsequent to December 31, 2013, the Company received subscription proceeds of $25,000 for 6,250 shares of common stock at $4 per share.

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

Effective December 4, 2012, we filed with the Delaware Secretary of State a Certificate of Amendment of Certificate of Incorporation, wherein we increased our authorized share capital to 510,000,000 shares of stock as follows:

•	500,000,000 shares of common stock with a par value of $0.001; and
•	10,000,000 shares of preferred stock with a par value of $0.001.

The increase of authorized capital was approved by our board of directors on July 1, 2012 and by a majority of our stockholders by a resolution dated July 1, 2012.

Historical business overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

New strategy

Management, assisted by PGG, has identified an opportunity to build a business focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. To this end we have entered into and closed an assignment and share transfer agreement, on June 14, 2012, for the assignment of a representation agreement and the acquisition of a company involved in the environmental technology industry.

The assignment and share transfer agreement provided for the acquisition of 100% of the issued and outstanding shares of Pacific Green Technologies Limited, formerly PGG’s subsidiary in the United Kingdom. Additionally, PGG has assigned to our company a ten year exclusive worldwide representation agreement with EnviroTechnologies Inc., (formerly EnviroResolutions, Inc.), a Delaware corporation, to market and sell EnviroTechnologies’ current and future environmental technologies. The representation agreement entitles PGG to a commission of 20% of all sales (net of taxes) generated by EnviroTechnologies. Pursuant to the terms of the assignment and share transfer agreement, all rights and obligations under the representation agreement have been transferred to our company. We currently anticipate that sales under the representation agreement will be our sole source of revenue for the foreseeable future. We had intended to complete an acquisition of EnviroTechnologies, as this would have been a logical step in our development. However, as discussed herein, we have settled with EnviroTechnologies as an alternative.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

•	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date);
•	June 12, 2014, $1,000,000;
•	June 12, 2015, $1,000,000
•	June 12, 2016, $1,000,000;
•	June 12, 2017, $1,000,000.

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

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 per year for the term of the agreement and was granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock.  The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. As of the date of this quarterly report, the options to Dr. Carmichael have not been exercised.

On April 3, 2013, we entered into and closed a share exchange agreement with certain shareholders of EnviroTechnologies. Pursuant to the terms of the share exchange agreement, we agreed to acquire 17,653,872 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 1,765,395 shares of the common stock of our company. We issued an aggregate of 1,765,395 common shares to 47 shareholders.

On April 25, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the share exchange agreement, we agreed to acquire 6,682,357 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 668,238 shares of common stock of our company. We issued an aggregate of 668,238 common shares to 20 shareholders.

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

•	a payment of $100 upon execution of the stock purchase agreement, which has been paid by us;
•
$14,000,000 paid in common shares in our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date of closing of the stock purchase agreement, which have been issued by us;

•
$3,000,000 payable in common shares of our capital stock at a deemed price at the lower of $4 per share or the average closing price per share of our capital stock in the ten trading days immediately preceding the date upon which PGEP either purchases the property or secures a lease permitting PGEP to operate the facility on the property, which has not yet occurred; and

•
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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of December 31, 2013, 22,975,439 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, Peterborough Renewable Energy Limited (“PREL”) and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

On June 11, 2013, we submitted 24,336,229 common shares of EnviroTechnologies to EnviroTechnologies for cancellation pursuant to our debt settlement agreement with EnviroTechnologies and EnviroResolutions dated May 17, 2013.

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

On September 13, 2013, we submitted 41,564,775 common shares of EnviroTechnologies to EnviroTechnologies for cancellation pursuant to our debt settlement agreement with EnviroTechnologies and EnviroResolutions dated May 17, 2013.

On September 26, 2013, we entered into an agreement with Dr. Andrew Jolly, wherein Dr. Jolly has agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 (approximately US$3,235) per calendar month.  Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On October 11, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we have agreed to acquire 674,107 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.

On October 22, 2013, we entered into an agreement with Mr. Chris Williams, wherein Mr. Williams has agreed to serve as business development director of our company effective December 5, 2013. As business development director of our company, Mr. Williams will focus on developing potential new business opportunities and generating sales from our existing assets.

Pursuant to the agreement, our company is to compensate Mr. Williams for serving as a business development director of our company with

•	GBP£450 (approximately US$730) per day and a guarantee of a minimum of four days a month for six months;
•
GBP£50,000 (approximately US$81,000) when we are in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of our 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”);

•	options on the Financial Close of the completion of the Project to purchase 10,000 common shares in our company at $2 per share; and
•	on the Financial Close of the Project, 20,000 common shares of our company from PGG.

In addition to the above compensation, we have agreed to compensate Mr. Williams with commissions of:

•	10%, 8% and 6% for the first, second and third years, respectively, for Envi emissions control equipment sales on any license fees generated;
•	3% of net sales for Envi emissions control equipment sales that are direct sales (with no third party commissions);
•	1% of net sales of any for Envi emissions control equipment sales from third party agents;
•	5% of any financial equity raised for our company prior to the close of the Project;
•	0.25% of any debt introduced for the Project;
•	0.5% of any financial equity introduced for the Project;
•	10%, 6%, 4% and 2% for years 1, 2, 3 and thereafter, respectively, of any heat off-take sales related to the Project entered into before December 31, 2013
•	5%, 3% and 2% for years 1, 2 and thereafter, respectively, of any heat off-take sales related to the Project entered into on or after December 31, 2013; and
•	0.25% and 0.2% for years 1 and 2, respectively, of power purchase agreements.

Effective October 31, 2013, we entered into a private placement agreement.  Pursuant to the agreement, we issued 18,750 common shares in our capital stock at a purchase price of $4.00 per share, for total proceeds of $75,000.

Pursuant to a debt settlement agreement dated May 17, 2013 among our company, EnviroTechnologies and EnviroResolutions, on November 22, 2013, our company was transferred a 40% shareholding in Peterborough Renewable Energy Limited (“PREL”)by Green Energy Parks Ltd.(“GEPL”)  (who had prior to this transfer held all the issued and outstanding shares of PREL).  PREL is a limited liability company incorporated under the laws of the United Kingdom.

PREL was incorporated by GEPL to develop a 79MWe waste to energy power station at Peterborough, United Kingdom (the “Peterborough Plant”).  The Peterborough Plant has full planning permission at 79MWe and environmental agency permits.  It is understood that the Peterborough Plant will be built in two stages at a total capital cost of approximately GBP£500 million (approximately US$824,534,442).  As of this date, PREL owns 20% of Energy Park Investments Limited, the holding company that is currently intended to finance the development of the Peterborough Plant in turn through its wholly owned operating subsidiary Energy Park Peterborough Limited.

Effective December 19, 2013, we entered into private placement agreements with nine subscribers.  Pursuant to the agreements, we issued  an aggregate of 262,500 common shares in our capital stock at a purchase price of $3.20 per share, for total proceeds of $840,000.

On December 27, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies.  Pursuant to the terms of the share exchange agreements, we acquired 130,000 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.  On December 27, 2013, we issued an aggregate of 13,000 common shares to the shareholders of EnviroTechnologies.

On January 27, 2014, we entered into an agreement with Pöyry Management Consulting (UK) Limited.  Pursuant to the agreement, Pöyry is to provide consulting services to us.  Our company has agreed compensate Pöyry a minimum of £5,000 (approximately US$ 8,293) as consulting fees for the first year of the agreement and a variable hourly rate as set out in the agreement.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended December 31, 2013 and 2012.

Our net loss and comprehensive loss for the three and nine month periods ended December 31, 2013 and 2012 and from April 5, 2011 (inception) to December 31, 2013 are summarized as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,			Period from April 5, 2011 (Inception) to December 31,
	2013	2012		2013	2012		2013
Amortization of intangible assets	$399,401	$	Nil	$761,248	$	Nil	$761,248
Consulting fees	$281,063		$252,249	$831,926		$574,133	$2,432,148
Foreign exchange (gain) loss	$(131,811)		$6,411	$(150,741)		$6,717	$(146,729)
Interest expense	$220,646		$92,726	$616,992		$188,303	$1,141,642
Office and miscellaneous	$44,030		$7,080	$57,971		$18,941	$221,911
Professional fees	$85,899		$48,731	$274,114		$107,032	$486,774
Research and development	$17,723		$3,332	$32,741		$10,751	$92,878
Transfer agent and filing fees	$9,011		$1,455	$30,771		$8,631	$40,650
Travel	$19,007		$19,354	$48,039		$20,928	$81,594
Net Loss	$(944,969)		$(431,338)	$(2,503,061)		$(935,436)	$(5,112,116)

Expenses for the three month period ended December 31, 2013 were $944,969 as compared to $431,338 for the three month period ended December 31, 2012. Expenses for the nine month period ended December 31, 2013 were $2,503,061 as compared to $935,436 for the nine month period ended December 31, 2012. Expenses for the period from April 5, 2011 (inception) to December 31, 2013 were $5,112,116. With the increased activity in the development of the business, we incurred significant increases in consulting fees and professional fees over the comparative period. Additionally, we reported significantly higher levels of interest expense which related to non-cash accretion of a note payable and imputed interest on a loan with a related party.

During the nine months ended December 31, 2013, we began to amortize our intangible assets, comprising patent applications and intellectual property, over their estimated useful lives. During the three and nine month periods ended December 31, 2013, we did not generate any revenue.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2013	As at March 31, 2013
Current Assets	$411,928	$300,578
Current Liabilities	$8,569,209	$2,494,225
Working Capital (Deficit)	$(8,157,281)	$(2,193,647)

Cash Flows

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Net cash provided by (used in) operating activities	$(722,513)	$(611,935)
Net cash provided by (used in) investing activities	$(5,048)	$1,430
Net cash provided by financing activities	$1,054,876	$662,808
Effect of foreign exchange	$(49,453)	$(6,511)
Change in cash	$277,862	$45,792

As of December 31, 2013, we had $371,090 in cash, $411,928 in total current assets, $8,569,209 in total current liabilities and a working capital deficit of $8,157,281. As of March 31, 2013, we had a working capital deficit of $2,193,647.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $5,112,116 from our inception on April 5, 2011 to December 31, 2013 was funded primarily by related party financing and loans, as well as from proceeds of stock issuances.

From our inception on April 5, 2011 to December 31, 2013 we spent $1,769,246 on operating activities. During the nine months ended December 31, 2013 we spent $722,513 on operating activities, whereas $611,935 was spent on operating activities for the nine month period ended December 31, 2012.

From our inception on April 5, 2011 to December 31, 2013 we spent $3,618 on investing activities, which related to the acquisition of intangible assets offset by cash acquired on acquisition of our subsidiary.

From our inception on April 5, 2011 to December 31, 2013 we received $2,193,426 from financing activities, which consisted of $453,424 in proceeds from related parties, $1,640,002 raised from the proceeds of the sale of our common stock, and $100,000 in proceeds from notes payable and. During the nine months ended December 31, 2013 we received $1,054,876 from financing activities, which consisted of proceeds from related parties, subscriptions received and proceeds from the sale of our common shares, whereas we received $662,808 from financing activities during the nine month period ended December 31, 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning January 2014) will be approximately $1,640,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	120,000
Technology and IP acquisition, testing and servicing costs	600,000
Marketing and advertising	75,000
Investor relations and capital raising	80,000
Management and operating costs	200,000
Salaries and consulting fees	500,000
General and administrative expenses	65,000
Total	$1,640,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $1,640,000 to proceed with our business plan over the next 12 months. As of December 31, 2013, we had $371,090 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and nine month periods ended December 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patent applications acquired and options to acquire land. The patent applications are amortized straight-line over 17 years or over the estimated useful life.

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

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

Except for below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On November 14, 2013, a shareholder holding one common share in our company (the “Plaintiff”) commenced an action against us, as a nominal defendant, and PGG for recovery of short-swing profits (the “Action”) under section 16(b) of the Securities Exchange Act of 1934, as amended (“Section 16(b)”).  The Plaintiff alleges that PGG, a shareholder of our company of more than ten percent, profited from the purchase and sale of our stock within a period of less than six months.

PGG disposed of:

1.	37,778 shares of common stock at $4.00 per share on July 22, 2013;
2.	62,600 shares of common stock at $3.00 per share on August 9, 2013;
3.	16,000 shares of common stock at $4.00 per share on September 17, 2013; and
4.	210,834 shares of common stock at $3.00 per share on September 24, 2013.

On August 27, 2013, PGG acquired 2,237,929 shares at a deemed value of $0.001, being our common share par value, pursuant to a share exchange with shareholders of EnviroTechnologies Inc.  The Action states that, pursuant to Section 16(b), the alleged total short-swing profit is $1,035,086.79 and must be disgorged to our company.

As our company declined to pursue a claim against PGG under Section 16(b), the Action was brought on behalf of our company by the Shareholder.  This action was commenced in the United States District Court in the Southern District of New York.

Item 1A.      Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.         Unregistered Sales of Equity Securities

Effective October 31, 2013, we entered into a private placement agreement.  Pursuant to the agreement, we issued 18,750 common shares in our capital stock at a purchase price of $4.00 per share, for total proceeds of $75,000. We issued an aggregate of 18,750 common shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On December 19, 2013, we issued an aggregate of 262,500 common shares to 9 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On December 27, 2013, we closed a share exchange and issued an aggregate of 13,000 common shares to 2 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On December 5, 2013, we appointed Mr. Chris Williams as business development director of our company.

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
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)

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

10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)

Exhibit Number	Description
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20*	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited
(21)	Subsidiaries of the Registrant
21.1
-Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned)
-Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned)
-Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited)

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(99)	Additional Exhibits
99.1
Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)

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

PACIFIC GREEN TECHNOLOGIES INC.

Date: February 19, 2014	/s/ Neil Carmichael
Neil Carmichael
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)