Form 10-K
period 2014-03-31
Pacific Green Technologies Inc.
filed 2014-07-15
CIK 1553404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2013 was $57,425,170.14 based on a $6.62 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

16,321,681 common shares as of June 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, Pacific Green Technologies Limited, a United Kingdom corporation, Pacific Green Energy Parks Limited, a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation, unless otherwise indicated.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at our year ended March 31, 2014, we owed Sichel $Nil and we owed PGG $3,746,351. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

New Strategy

Management, assisted by PGG, has identified an opportunity to build a business focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. To this end we entered into and closed an assignment and share transfer agreement, on June 14, 2012, for the assignment of a representation agreement and the acquisition of a company involved in the environmental technology industry.

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

Both Sichel and PGG are wholly owned subsidiaries of the Hookipia Trust. PGG’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from PGG. Sichel is a significant shareholder of our company and also provides us with consulting services. The sole director of Sichel is also the sole director of PGG. Further, PGG is a significant shareholder of EnviroTechnologies.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

•	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date);
•	June 12, 2014, $1,000,000 (this amount remains unpaid);
•	June 12, 2015, $1,000,000;
•	June 12, 2016, $1,000,000; and
•	June 12, 2017, $1,000,000.

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

The ENVI-Clean™ system is comprised of five components:

•	an induced draft fan (“ID fan”);
•	a gas conditioning chamber;
•	the ENVI-Clean™ unit;
•	a demister; and
•	settling tanks.

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

The ENVI-Clean™ system has numerous new and retrofit applications:

•	coal and coal waste fuelled CFBC boilers;
•	pulverized coal and stoker-grate boilers;
•	heavy oil fired boilers;
•	biomass and waste to energy boilers;
•	lime kilns, dryers, shredders and foundries;
•	industrial exhaust scrubbing of particulates and acid gases;
•	diesel engines, large marine and stationary engines; and
•	sewage sludge, hazardous waste and MSW incinerators.

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

On October 5, 2011, EnviroResolutions, a British Columbia corporation, signed a contract to supply the ENVI-Clean™ system to a new waste to energy plant being built in Peterborough, United Kingdom (the “Peterborough Contract”). The initial material term and condition of the contract was that EnviroResolutions demonstrate testing of the system that achieved the performance levels represented in regards to emissions by March 31, 2012. This condition was successfully satisfied and confirmed with Peterborough Renewable Energy Limited (“PREL”) prior to the required date. The Peterborough Contract entitles us, as the holder of the representation agreement, to a commission of approximately $4,600,000 before third party agency fees.

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

In addition, pursuant to the supplemental agreement, we will receive from EnviroResolutions an amount equal to 50% of any assets or consideration received as compensation from PREL for PREL’s failure to perform under a contingent sale agreement dated October 5, 2011 between EnviroResolutions and PREL. We will receive the fee for our assistance to EnviroResolutions during their negotiations with PREL regarding PREL’s failure to perform. The fee, if any, provided to us will not constitute any repayment of our loans that were made to EnviroResolutions.

The supplemental agreement supplements the Peterborough Contract dated October 5, 2011 entered into among EnviroResolutions, PREL and GEPL. Pursuant to the Peterborough Contract, EnviroResolutions was to supply PREL with a wet scrubbing emission control system to a new waste to energy plant being built in Peterborough, United Kingdom.

Information on Pacific Green Technologies Limited

Pacific Green Technologies Limited is a limited liability company incorporated under the laws of England and Wales on April 5, 2011 (“PGT”). The director of PGT is Mr. Joseph Grigor Kelly. On November 7, 2012, Mr. Joseph Grigor Kelly tendered his resignation to the board of directors. PGT has no employees.  Concurrently, Neil Carmichael consented to and was appointed as the sole director and chief executive and financial officer of PGT.

The purpose of incorporating PGT was to utilize local knowledge and contacts to build a platform for sales in the following regions: Western Europe, Eastern Europe, Russian Federation, Turkey, Middle East, Azerbaijan, Kazakhstan and Africa. However, our company has found that the cost to have physical presence in England far out weights the benefit. As a result, PGT is now in the process of being dissolved as of the date of the filing of this annual report.

Information on Pacific Green Energy Parks Limited

Pacific Green Energy Parks Limited (“PGEP”) sees an opportunity to develop renewable power stations with capacities up to 50MW in the biomass and waste to energy sectors. In addition to their positive impact on the world’s environment, these projects have the potential to deliver a sustainable post-tax equity IRR and may provide our company with an opportunity to deploy its technologies. To this end our company has been identifying and investigating appropriate projects worldwide.

On March 26, 2012, PGEP reached an agreement with the shareholders of Energy Park Sutton Bridge Limited (“EPSB”), whereby PGEP would fund a planning application for the development of a biomass energy plant in return for a 75% shareholding in EPSB. EPSB was incorporated in the UK in 2009 to develop a 49 MW biomass energy plant in Sutton Bridge, Lincolnshire, UK. A planning application for EPSB was submitted to South Holland District Council (“SHDC”) on September 4, 2012.

On March 5, 2013, PGEP acquired the remaining 25% of EPSB. On May 8, 2013, EPSB secured planning permission for a 49MW biomass power plant at Sutton Bridge, Lincolnshire.

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

Biomass is also considered environmentally sustainable as in many cases it is derived from by-products of other industries such as agriculture and forestry management. This contains a closed carbon cycle with no net increase in atmospheric CO2 levels. As a result, EPSB will be entitled to renewables obligation certificates (“ROCs”) under the UK’s Renewable Obligation regime. As of April 2016, pure biomass will be afforded 1.4 ROCs/MWh of electricity produced, for a 20 year tariff period. EPSB’s forecasts assume:

EPSB will recover energy from virgin wood using steam turbine technology. The plant will require approximately 325,000 tonnes of virgin wood per annum (“Feedstock”).

Following discussions with industry experts, engineers, consultants and financiers, our company estimates that EPSB should cost approximately £165,000,000 to construct. Once the project is “spade ready”, construction should take 2 years. Previously, we anticipated that the project would be “spade ready” by March 2014. However, our company’s application for planning consent was not accepted by council and we resubmitted our application on June 20, 2014.  The EPC contractor will provide a fixed cost turnkey completion guarantee.

A detailed carbon assessment has been submitted within the EIA presenting the carbon savings offered by the operation of the facility.

The project will deliver combined heat and power (“CHP”) infrastructure. Our company is investigating potential opportunities for supplying local heat customers at both existing and potential new developments off site. EPSB will maintain an open dialogue with the local authority and will ensure that an appropriate boiler and turbine design is selected to facilitate the distribution of heat.

A debt information memorandum has been produced by PwC for raising funding for the EPSB project.

Currently our company is identifying and assessing further renewable power plant developments that are complimentary to the use of ENVI-Emissions Systems where possible.

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

Our company continues to analyze new business opportunities under each of the categories stated above. As of the date of this annual report and with the exception of the agreements disclosed in this document, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In accordance with our business purpose and strategy outlined above, our efforts to analyze potential business opportunities will consider the following factors:

•	potential for growth, indicated by new technology, anticipated market expansion or new products;
•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	strength and diversity of management, either in place or scheduled for recruitment;
•
capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;
•	the extent to which the business opportunity can be advanced;
•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	other relevant factors.

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

Securing additional financial and human capital

We have limited capital and three directors. It will be necessary for us to build a management team to fully exploit the representation agreement and it will also therefore be necessary to raise financial capital. We will therefore proactively seek the raising of additional financial capital as part of our new strategy.

Form of any subsequent acquisitions

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and those of the promoters of the opportunity, and our relative negotiating strength compared to that of such promoters.

It is likely that we will acquire further participations in business opportunities through the issuance of our common stock, or other of our securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, or the Code, depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

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

Other Business Matters

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of March 31, 2014, 2,217,130 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

Pursuant to a debt settlement agreement dated May 17, 2013 among our company, EnviroTechnologies and EnviroResolutions, on November 22, 2013, our company was transferred a 40% shareholding in PREL by GEPL (who had, prior to this transfer, held all the issued and outstanding shares of PREL). PREL is a limited liability company incorporated under the laws of the United Kingdom.

PREL was incorporated by GEPL to develop a 79MWe waste to energy power station at Peterborough, United Kingdom (the “Peterborough Plant”). The Peterborough Plant has full planning permission at 79MWe and environmental agency permits. It is understood that the Peterborough Plant will be built in two stages at a total capital cost of approximately GBP£500 million (approximately US$824,534,442). As of May 17, 2013, PREL owns 20% of Energy Park Investments Limited, the holding company that is currently intended to finance the development of the Peterborough Plant in turn through its wholly owned operating subsidiary Energy Park Peterborough Limited.

On June 17, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the share exchange agreements we agreed to acquire 8,061,286 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 806,132 shares of common stock of our company. We issued as aggregate of 806,132 shares of common stock to 19 shareholders

On August 6, 2013, we entered into two share exchange agreements with two shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we agreed to acquire 440,000 issued and outstanding common shares of EnviroTechnologies from one shareholder in exchange for shares of common stock of our company on a 1 for 10 basis. Pursuant to the terms of the other agreement, we agreed to acquire 600,000 issued and outstanding common shares of EnviroTechnologies from one shareholder in exchange for shares of common stock of our company on a 1 for 15 basis.

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

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On October 11, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we have agreed to acquire 674,107 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.

On October 22, 2013, we entered into an agreement with Mr. Chris Williams, wherein Mr. Williams agreed to serve as business development director of our company effective December 5, 2013. As business development director of our company, Mr. Williams was to focus on developing potential new business opportunities and generating sales from our existing assets

Pursuant to the agreement, our company agreed to compensate Mr. Williams for serving as a business development director of our company with:

•	GBP£450 (approximately $730) per day and a guarantee of a minimum of four days a month for six months;
•
GBP£50,000 (approximately $81,000) when we are in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of our 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”);

•	options on the Financial Close of the completion of the Project to purchase 10,000 common shares in our company at $2 per share; and
•	on the Financial Close of the Project, 20,000 common shares of our company from PGG.

In addition to the above compensation, we agreed to compensate Mr. Williams with commissions of:

•	10%, 8% and 6% for the first, second and third years, respectively, for Envi emissions control equipment sales on any license fees generated;
•	3% of net sales for Envi emissions control equipment sales that are direct sales (with no third party commissions);
•	1% of net sales of any for Envi emissions control equipment sales from third party agents;
•	5% of any financial equity raised for our company prior to the close of the Project;
•	0.25% of any debt introduced for the Project;
•	0.5% of any financial equity introduced for the Project;
•	10%, 6%, 4% and 2% for years 1, 2, 3 and thereafter, respectively, of any heat off-take sales related to the Project entered into before December 31, 2013;
•	5%, 3% and 2% for years 1, 2 and thereafter, respectively, of any heat off-take sales related to the Project entered into on or after December 31, 2013; and
•	0.25% and 0.2% for years 1 and 2, respectively, of power purchase agreements.

Mr. Williams resigned effective April 23, 2014 and was compensated the equivalent of $13,918by our company during the year ended March 31, 2014 on the basis of GBP£450 (approximately US$730) per day. Mr. Williams did not receive any other incentive amounts or commissions under the agreement.

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

On December 18, 2013, we announced that our company has engaged BlueMount Capital to spearhead the development of its proprietary emission control technologies, ENVI-Clean™ and ENVI-Pure™, in the People's Republic of China (“PRC”).  In addition to corporate finance advisory services both within and outside China, BlueMount offers a tailored service to clients wishing to enter the PRC market with a particular emphasis on companies that own proprietary technology, intellectual property and expertise. To that end, BlueMount provides a comprehensive suite of services to enhance the effectiveness and long-term sustainability of foreign brands entering the PRC market via: Our company's strategic objective is to establish an operating presence in China with established local partners and rapidly rollout its technologies.

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

On January 27, 2014, we entered into an agreement with Pöyry Management Consulting (UK) Limited. Pursuant to the agreement, Pöyry is to provide consulting services to us. Our company has agreed to compensate Pöyry a minimum of £5,000 (approximately $ 8,293) as consulting fees for the first year of the agreement and a variable hourly rate as set out in the agreement.

Effective March 10, 2014, we entered into a private placement agreement with one subscriber. Pursuant to the agreement with the subscriber, we agreed to the issuance of an aggregate of 125,000 common shares in our capital stock at a purchase price of $4.00 per share, for total proceeds of $500,000.

Competition

We face competition from various companies involved in the environmental technology industries and specifically companies involved in filtering of pollutants.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•	establish our product’s competitive advantage with customers;
•	develop a comprehensive marketing system; and
•	increase our financial resources.

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

Identification of Certain Significant Employees

Currently, we do not have any employees. Other than as set out below, we have not entered into any consulting or employment agreements with any of our other directors.

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael received compensation of $1,000 for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. As of the date of this annual report, the options to Dr. Carmichael have been granted and have not yet been exercised.

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On October 22, 2013, we entered into an agreement with Mr. Chris Williams, wherein Mr. Williams agreed to serve as business development director of our company effective December 5, 2013. As business development director of our company, Mr. Williams was to focus on developing potential new business opportunities and generating sales from our existing assets. Mr. Williams resigned effective April 23, 2014.

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

Our company’s wholly owned subsidiaries are Pacific Green Technologies Limited, a United Kingdom corporation, Pacific Green Energy Parks Limited, a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation.

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

Employees

As of March 31, 2013, we did not have any full-time or part-time employees. Our president, treasurer, secretary and director, Neil Carmichael, works as a part-time consultant and devotes approximately 10 hours per week to our business. Our director, Jordan Starkman, works as a part-time consultant and devotes approximately 20 hours per week to our business. Our director, Andrew Jolly, works as a part-time consultant to our company and devotes his time to our business on an as needed basis. Our former director, Chris Williams, worked as a part-time consultant and devoted approximately 1 hour per week to our business. Mr. Williams resigned on April 23, 2014. If our financial position permits, as required by our business, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.

Item 1A.    Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred a net loss of $36,425,706 for the period from April 5, 2011 (inception) to March 31, 2014. We had a net loss of $33,707,511 for the year ended March 31, 2014. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the ENVI-Clean™ system and there can be no assurance that we will be able to do so.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended March 31, 2014 and 2013, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our consolidated financial statements for the year ended March 31, 2014, we have incurred operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

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

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have little operating history, no customers, and no revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to raise the capital required to develop our initial client base and reputation; and
•	we may not be able to successfully develop our planned products and services.

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

We are dependent upon our officer for execution of our business plan. However, our sole officer, Neil Carmichael, will only spend a modest amount of his time in managing our company. As a result, our future success depends heavily upon the continuing services of the other members of our senior management team. If one or more of such other of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers. The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least $770,000 for the next 12 months, which will require us to issue additional equity securities as we only had $205,571 cash on hand as of March 31, 2014. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

Item 2.       Properties

Our registered business address for correspondence is 5205 Prospect Road, Suite 135-226, San Jose, CA 95129. We pay rent of $200 per month for our business office space. Our telephone number is (408) 538-3373.

Item 3.       Legal Proceedings

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

On August 27, 2013, PGG acquired 2,237,929 shares at a deemed value of $0.001, being our common share par value, pursuant to a share exchange with shareholders of EnviroTechnologies. The Action states that, pursuant to Section 16(b), the alleged total short-swing profit is $1,035,086.79 and must be disgorged to our company.

As our company declined to pursue a claim against PGG under Section 16(b), the Action was brought on behalf of our company by the Plaintiff. This action was commenced in the United States District Court in the Southern District of New York.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2014	$7.25	$4.25
December 31, 2013	$8.50	$4.00
September 30, 2013	$6.80	$5.85
June 30, 2013	$6.50	$5.25
March 31, 2013	$6.00	$6.00
December 31, 2012	$7.50	$1.01
September 30, 2012	$1.01	$1.01
June 30, 2012	$10.00	$1.01
March 31, 2012(2)	$0.00	$0.00

1.
Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012.

Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of June 25, 2014, there were 171 holders of record of our common stock. As of such date, 16,321,681shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2014.

Item 6.       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2014 and 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 17 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2014 and 2013.

Our operating expenses for the years ended March 31, 2014 and 2013 and from April 5, 2011 (inception) to March 31, 2014 are summarized as follows:

	Year Ended March 31,				Period from April 5, 2011 (Inception) to March 31,
	2014		2013		2014
Amortization of intangible assets		$1,291,396	$	Nil	$1,291,396
Consulting fees		$1,222,364		$1,648,709	$2,959,624
Foreign exchange loss (gain)		$(310,923)		$4,012	$(306,911)
Impairment of intangible assets		$29,345,483	$	Nil	$29,345,483
Office and miscellaneous		$103,493		$21,074	$130,395
Professional fees		$334,374		$196,957	$547,034
Research and development	$	Nil		$12,251	$60,137
Transfer agent and filing fees		$45,724		$9,879	$55,603
Travel		$48,039		$33,555	$81,594
Total operating expenses		$32,079,950		$1,926,437	$34,164,355

Expenses for the year ended March 31, 2014 were $32,079,950 as compared to $1,926,437 for the year ended March 31, 2013. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs.. The increase in operating expenses is primarily attributed to increases in amortization of intangible assets, consulting fees, impairment of intangible assets, office and miscellaneous expenses, professional fees, transfer agent and filing fees, and travel expenses.

For the year ended March 31, 2014, our company had a net loss of $33,707,511 ($2.42 per share) compared to a net loss of $2,449,668 ($0.46 per share) for the year ended March 31, 2013. In addition to the operating expenses noted above, for the year ended March 31, 2014, our company had $1,393,691 (2013 - $523,231) in interest expense and $233,870 (2013 - $nil) in other loss.

Liquidity and Capital Resources

Working Capital

	At March 31, 2014	At March 31, 2013
Current Assets	$208,263	$300,578
Current Liabilities	$8,442,681	$2,494,225
Working Capital (Deficit)	$(8,234,418)	$(2,193,647)

Cash Flows

	Year Ended March 31, 2014	Year Ended March 31, 2013
Net Cash Used in Operating Activities	$(1,245,321)	$(922,301)
Net Cash Provided by (Used in) Investing Activities	$(66,721)	$1,430
Net Cash Provided by Financing Activities	$1,479,876	$1,010,797
Effect of Exchange Rate Changes on Cash	$(55,491)	$(46)
Net Increase in Cash	$112,343	$89,926

As of March 31, 2014, we had $205,571 in cash, $208,263 in total current assets, $8,442,681 in total current liabilities and a working capital deficit of $8,234,418 compared to a working capital deficit of $2,193,647 at March 31, 2013.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $36,316,566 from our inception on April 5, 2011 to March 31, 2014 was funded primarily by advances from related parties and proceeds from the issuance of shares.

From our inception on April 5, 2011 to March 31, 2014, we spent $2,292,054 on operating activities whereas we spent $1,245,321 on operating activities during the year ended March 31, 2014 and $922,301 on operating activities during the year ended March 31, 2013. The increase in our expenditures on operating activities during the year ended March 31, 2014 was primarily due to increases in operating expenses and operating assets and liabilities, offset by an increase in net loss.

From our inception on April 5, 2011 to March 31, 2014, we received $2,618,426 from financing activities, which consisted of $2,165,002 in proceeds from stock issued for cash, $100,000 for issuances of promissory notes and $453,424 in advances from related parties. During the year ended March 31, 2014, we received $1,479,876 from financing activities, which consisted of $1,565,000 in proceeds from stock issued for cash and $14,876 in advances from related parties offset by a $100,000 repayment of loan payable, whereas we received $1,070,797 from financing activities during the year ended March 31, 2013.

From our inception on April 5, 2011 to March 31, 2014 we used $65,291 in investing activities, which was primarily in the form of cash acquired on acquisition of our subsidiary offset by $82,984 in intangible asset expenditures. During the year ended March 31, 2014 we used $66,721 in investing activities, whereas we acquired $1,430 from investing activities during the year ended March 31, 2013.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning April 2014) will be approximately $770,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	200,000
Marketing and advertising	25,000
Investor relations and capital raising	50,000
Management and operating costs	100,000
Salaries and consulting fees	320,000
General and administrative expenses	75,000
Total	$770,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $770,000 to proceed with our business plan over the next 12 months. As of March 31, 2014, we had $205,571 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the year ended March 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of note payable, stock-based compensation, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
(A Development Stage Company)
March 31, 2014
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Green Technologies Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Pacific Green Technologies Inc. (A Development Stage Company) as of March 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from April 1, 2013 to March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Pacific Green Technologies Inc. accumulated from April 5, 2011 (date of inception) to March 31, 2013 were audited by other auditors whose report dated June 28, 2013 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from April 5, 2011 (date of inception) to March 31, 2013 reflect a net loss of $6,382,932 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and the results of its operations and its cash flows for the year then ended and accumulated from April 5, 2011 (date of inception) to March 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

July 11, 2014

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2014 $	March 31, 2013 $

ASSETS

Cash	205,571	93,228
VAT receivable	2,005	–
Prepaid expenses	687	687
Due from related party (Note 8)	–	206,663

Total Current Assets	208,263	300,578

Intangible assets (Note 5)	23,644,629	–

Total Assets	23,852,892	300,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	449,850	264,088
Loans payable (Note 6)	725,319	100,000
Current portion of note payable, net of unamortized discount of $33,438 (Note 7)	1,966,562	968,656
Due to related parties (Note 8)	5,300,950	1,161,481

Total Current Liabilities	8,442,681	2,494,225

Note payable, net of unamortized discount of $898,431 (Note 7)	2,101,569	2,605,743

Total Liabilities	10,544,250	5,099,968

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders’ Equity (Deficit)

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 and 5,727,404 shares issued and outstanding, respectively	16,322	5,727

Common stock issuable (Note 5)	8,868,523	–

Additional paid-in capital	44,623,380	1,566,866

Accumulated other comprehensive income (loss)	(109,140)	10,949

Deficit accumulated during the development stage	(40,090,443)	(6,382,932)

Total Stockholders’ Equity (Deficit)	13,308,642	(4,799,390)

Total Liabilities and Stockholders’ Equity (Deficit)	23,852,892	300,578

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended March 31, 2014 $	Year Ended March 31, 2013 $	Accumulated from April 5, 2011 (Date of Inception) to March 31, 2014 $

Revenue	–	–	–

Expenses

Amortization of intangible assets	1,291,396	–	1,291,396
Consulting fees (Note 8)	1,222,364	1,648,709	2,959,624
Foreign exchange loss (gain)	(310,923)	4,012	(306,911)
Impairment of intangible assets (Note 5)	29,345,483	–	29,345,483
Office and miscellaneous	103,493	21,074	130,395
Professional fees	334,374	196,957	547,034
Research and development	–	12,251	60,137
Transfer agent and filing fees	45,724	9,879	55,603
Travel	48,039	33,555	81,594

Total operating expenses	32,079,950	1,926,437	34,164,355

Loss before other expenses	(32,079,950)	(1,926,437)	(34,164,355)

Other expenses

Interest expense (Note 7)	(1,393,691)	(523,231)	(1,918,341)
Other loss (Note 13)	(233,870)	–	(233,870)

Total other expenses	(1,627,561)	(523,231)	(2,152,211)

Net loss for the period	(33,707,511)	(2,449,668)	(36,316,566)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(120,089)	11,196	(109,140)

Comprehensive loss for the period	(33,827,600)	(2,438,472)	(36,425,706)

Net loss per share, basic and diluted	(2.42)	(0.46)

Weighted average number of shares outstanding	13,920,819	5,372,732

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional	Other Comprehensive	Deficit Accumulated During the Development	Shareholders’ Equity
	Shares #	Amount $	Issuable $	Paid-in Capital $	Income (Loss) $	Stage $	(Deficit) $

Balance, April 5, 2011 (date of inception)	–	–	–	–	–	–	–

Common stock issued for cash	5,000,000	5,000	–	(4,998)	–	–	2
Imputed interest	–	–	–	1,419	–	–	1,419
Foreign exchange translation loss	–	–	–	–	(247)	–	(247)
Net loss for the period	–	–	–	–	–	(159,387)	(159,387)

Balance, March 31, 2012	5,000,000	5,000	–	(3,579)	(247)	(159,387)	(158,213)

Recapitalization of PGT Inc.	27,404	27	–	(1,446)	–	(3,773,877)	(3,775,296)
Common stock issued for cash	600,000	600	–	599,400	–	–	600,000
Conversion of promissory note	100,000	100	–	599,466	–	–	599,566
Imputed interest	–	–	–	61,148	–	–	61,148
Stock-based compensation	–	–	–	311,877	–	–	311,877
Foreign exchange translation gain	–	–	–	–	11,196	–	11,196
Net loss for the year	–	–	–	–	–	(2,449,668)	(2,449,668)

Balance, March 31, 2013	5,727,404	5,727	–	1,566,866	10,949	(6,382,932)	(4,799,390)

Common stock issued for cash	443,750	444	–	1,564,556	–	–	1,565,000
Stock issued to acquire assets of EnviroTechnologies	6,650,527	6,651	8,868,523	26,595,458	–	–	35,470,632
Common stock issued to acquire PGEP	3,500,000	3,500	–	13,996,500	–	–	14,000,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation loss					(120,089)	–	(120,089)
Net loss for the year	–	–	–	–	–	(33,707,511)	(33,707,511)

Balance, March 31, 2014	16,321,681	16,322	8,868,523	44,623,380	(109,140)	(40,090,443)	13,308,642

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended March 31, 2014 $	Year Ended March 31, 2013 $	Accumulated from April 5, 2011 (Date of Inception) to March 31, 2014 $

Operating Activities

Net loss for the period	(33,707,511)	(2,449,668)	(36,316,566)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	493,732	447,228	940,960
Amortization of intangible assets	1,291,396	–	1,291,396
Impairment of intangible assets	29,345,483	–	29,345,483
Imputed interest	900,000	61,148	962,567
Stock-based compensation	–	911,443	911,443

Changes in operating assets and liabilities:
VAT receivable	(2,005)	12,727	(2,155)
Prepaid expenses	–	(687)	(687)
Due from related party	206,663	–	206,663
Accounts payable and accrued liabilities	(51,393)	95,508	90,528
Due to related parties	278,314	–	278,314

Net Cash Used In Operating Activities	(1,245,321)	(922,301)	(2,292,054)

Investing Activities

Intangible asset expenditures	(82,984)	–	(82,984)
Cash acquired on acquisition of subsidiary	16,263	1,430	17,693

Net Cash Provided by (Used in) Investing Activities	(66,721)	1,430	(65,291)

Financing Activities

Advances from related parties	14,876	310,797	453,424
Proceeds from loan payable	–	100,000	100,000
Repayment of loan payable	(100,000)	–	(100,000)
Proceeds from the issuance of shares	1,565,000	600,000	2,165,002

Net Cash Provided by Financing Activities	1,479,876	1,010,797	2,618,426

Effect of Foreign Exchange Rate Changes on Cash	(55,491)	(46)	(55,510)

Change in Cash	112,343	89,926	205,571

Cash, Beginning of Period	93,228	3,348	–

Cash, End of Period	205,571	93,228	205,571

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	330,840	–	330,840
Common stock issued for acquisition of intangible asset	26,602,108	–	26,602,108

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

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

On June 14, 2012, the Company acquired Pacific Green Technologies Limited (“PGT Limited”) in exchange for the issuance of 5,000,000 shares of common stock and a $5,000,000 promissory note (Refer to Notes 4 and 7). The transaction resulted in the former shareholders of PGT Limited collectively owing a majority of the issued and outstanding common shares of PGT Inc. The accounting principle applicable to a reverse takeover (“RTO”) was applied to account for this transaction. Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the financial statements of PGT Limited. The consolidated statement of operations and comprehensive loss include the operations of PGT Limited for the period from April 5, 2011 (inception) to March 31, 2014 and the operations of the Company from June 15, 2012 to March 31, 2014.

On May 15, 2013, the Company acquired Pacific Green Energy Parks Limited (“PGEP”) and its wholly-owned subsidiary, Energy Park Sutton Bridge (“EPSB”) in exchange for a cash payment of $100 and the issuance of 3,500,000 shares of common stock. Refer to Note 3. In addition to the acquisition agreement, the Company is committed to issuing a further $3,000,000 payable in common shares in the event PGEP either purchased the property or secured a lease permitting PGEP to operate a biomass power plant facility and a further $33,000,000 payable in common shares in the event PGEP secures sufficient financing to construct the facility (Refer to Note 12(e)). The consolidated statement of operations and comprehensive loss includes the operations of PGEP and EPSB for the period from May 16, 2013 to March 31, 2014.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2014, the Company has not generated any revenues, has a working capital deficit of $8,234,418, and has an accumulated deficit of $40,090,443 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Significant Accounting Policies

(a)       Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PGT Limited, PGEP, and EPSB, a wholly-owned subsidiary of PGEP. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is March 31.

(b)       Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of note payable, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

2.     Significant Accounting Policies (continued)

(c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)       Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents acquired and options to acquire land. The patents are amortized straight-line over 17 years or over the estimated useful life.

(e)       Impairment of Long-lived Assets

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

(f)        Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist principally of cash, VAT receivable, amount due from related party, accounts payable and accrued liabilities, loans payable, note payable, and amounts to due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(g)       Income Taxes

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

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

2.     Significant Accounting Policies (continued)

(h)       Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of both PGT Limited, PGEG, and EPSB are in Great British pounds. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PGT Limited, PGEP, and ESPB are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

(i)        Stock-based compensation

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

(j)        Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2014 and 2013, the Company had 62,500 potentially dilutive shares outstanding.

(k)       Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2014 and 2013, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(l)        Reclassifications

Certain figures have been reclassified for comparative purposes to conform to the presentation adopted in the current period.

(m)      Recent Accounting Pronouncements

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
March 31, 2014
(Expressed in U.S. Dollars)

3.     Acquisition of Pacific Green Energy Parks Ltd. and Energy Park Sutton Bridge Limited

On May 15, 2013, the Company entered into a stock purchase agreement with all the shareholders of PGEP. PGEP is the sole shareholder of EPSB. PGEP is developing a biomass power plant facility which EPSB holds an option to purchase the property upon which the facility will be built.

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

4.     Acquisition of PGT Limited

On June 14, 2012, the Company entered into the Assignment and Share Transfer Agreement with Pacific Green Group Limited (“PGG”), a company under common control, concerning the assignment of Representation Agreement entered between PGG and EnviroTechnologies Inc. (“Enviro”) and the purchase of 100% of the issued and outstanding common shares of PGT Limited, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note. Refer to Notes 7 and 9.

In connection with the RTO described in Note 1 and prior to the acquisition, PGT Inc. had no business and did not meet the definition of a business under ASC 805 “Accounting for Business Combinations”. Accordingly, the RTO of PGT Inc. by PGT Limited has been accounted for as a capital transaction, in respect of which the net assets of PGT Inc. on June 14, 2012 were accounted for as recapitalization of PGT Limited. Assets and liabilities of PGT Inc.’s assumed at the time of the transaction and the recapitalization calculation is as follows:

$

Cash	1,430
Accounts payable and accrued liabilities	(123,535)
Due to related parties	(526,020)
Promissory note issued as a distribution of capital	(3,127,171)
Recapitalization of PGT Inc.	(3,775,296)

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

5.     Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2014 Net carrying value $	March 31, 2013 Net carrying value $

Options to acquire land	18,428,952	–	(18,428,952)	–	–
Patents and technical information	35,852,556	(1,291,396)	(10,916,531)	23,644,629	–

	54,281,508	(1,291,396)	(29,345,483)	23,644,629	–

On May 15, 2013, the Company acquired PEGP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares (Refer to Note 3). EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with Enviro whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to PGG which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one for ten basis. Refer to Note 9. As at March 31, 2014, the Company has a remaining 2,217,130 shares of its common stock to be issued to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable.

As at March 31, 2014, the Company determined that indicators of impairment existed on these intangible assets. Based on a detailed review of operations, access to financing and complexities in the technologies it was determined that, at this early stage, management cannot support the carrying value of the assets. Accordingly, these assets have been written down to an estimated fair value of $23,644,629 based on a financial projection of cash flows.

6.	Loans Payable

(a)
On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $725,319 (£435,000) loan, bearing interest at 6.5% per annum and due on December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

(b)
On April 2, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $100,000 which were received on March 28, 2013. The loan bears interest at 10% per annum and was due on October 2, 2013. The loan was repaid in full in March 2014.

(c)
On July 3, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC ("Denali”,) a Nevada limited liability company. In connection therewith, the Company issued a convertible promissory note (the ''Note”) to Denali in exchange for consulting services provided in the amount of $100,000. The maturity date of the Note is June 30, 2014, where upon all principal and interest outstanding shall be due. Interest accrues at 8% per annum on the unpaid principal amount. The amount of Note remaining outstanding was convertible into shares of common stock of the Company at any time at a price equal to ninety percent of volume weighted average trading price during the three trading days immediately preceding the date at which Denali submits the written notice of conversion to the Company. On December 28, 2012, the Company signed an Exchange and Registration Rights Agreement with Denali, whereby both parties agreed to exercise the conversion right and converted the Note in exchange for an aggregate of 100,000 shares of common stock of the Company. Under ASC 470-20 this is considered to be induced conversion of convertible debt where the fair value of the additional securities issued to induce the conversion is recognized as an expense. As a result, the calculated fair value of the additional securities issued, being $495,566, was recorded as stock-based compensation. Refer to Note 9(r).

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

7.	Note Payable

	March 31, 2014 $	March 31, 2013 $

Opening balance	3,574,399	3,127,171

Accretion of unamortized discount	493,732	447,228

Ending balance	4,068,131	3,574,399

Less: current portion	1,966,562	968,656

Long-term portion	2,101,569	2,605,743

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the year ended March 31, 2014, the Company recorded imputed interest of $900,000 (2013 - $61,148) at a rate of 18% per annum which has been included in additional paid-in capital.

8.	Related Party Transactions

(a)	During the year ended March 31, 2014, the Company incurred $21,465 (2013 – $nil) to directors for consulting fees.

(b)	During the year ended March 31, 2014, the Company incurred $15,205 (2013 – $nil) to a company under common control for consulting fees.

(c)	During the year ended March 31, 2014, the Company incurred $240,000 (2013 – $131,111) in consulting fees to a company which is a shareholder and under common control.

(e)
As at March 31, 2014, $33,348 (20,000 GBP) (2013 – $75,945 (50,000 GBP)) was owed to a company under common control for consulting fees incurred, which is included in accounts payable and accrued liabilities.

(f)	As at March 31, 2014, the Company owed $3,746,282 (2013 – $1,150,218) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(g)	As at March 31, 2014, the Company owed $33,418 (20,042 GBP) (2013 – $nil) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(h)	As at March 31, 2014, the Company owed $832,883 (2013 – $nil) to a significant shareholder.

(i)	As at March 31, 2014, the Company owed $688,367 (2013 – $11,263) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(j)	As at March 31, 2014, the Company was owed $nil (2013 - $206,663) by a company with a common significant shareholder.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

9.	Common Stock

Share transactions during the year ended March 31, 2014:

(a)
On April 3, 2013, the Company issued 1,765,395 shares of common stock with a fair value of $7,061,580 in a share exchange agreement with shareholders of Enviro for the acquisition of 17,653,872 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(b)
On April 25, 2013, the Company issued 668,238 shares of common stock with a fair value of $2,672,952 in a share exchange agreement with the shareholders of Enviro for the acquisition of 6,682,357 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(c)	On May 15, 2013, the Company issued 3,500,000 shares of common stock with a fair value of $14,000,000 to acquire 100% of the shares of PGEP and its wholly owned subsidiary EPSB.

(d)
On June 17, 2013, the Company issued 806,132 shares of common stock with a fair value of $3,224,528 in a share exchange agreement with the shareholders of Enviro for the acquisition of 8,061,286 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(e)	On June 24, 2013, the Company issued 25,000 shares of common stock for proceeds of $100,000.

(f)
On August 6, 2013, the Company issued 84,000 shares of common stock with a fair value of $336,000 in a share exchange agreement with shareholders of Enviro for the acquisition of 1,040,000 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(g)
On August 27, 2013, the Company issued 3,246,350 shares of common stock with a fair value of $12,985,400 in a share exchange agreement with the shareholders of Enviro for the acquisition of 32,463,500 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(h)
On October 11, 2013, the Company issued 67,412 shares of common stock with a fair value of $269,648 in a share exchange agreement with the shareholders of Enviro for the acquisition of 674,120 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(i)	On October 31, 2013, the Company issued 18,750 shares of common stock for proceeds of $75,000.

(j)	On December 19, 2013, the Company issued 262,500 shares of common stock for proceeds of $840,000.

(k)
On December 27, 2013, the Company issued 13,000 shares of common stock with a fair value of $52,000 in a share exchange agreement with the shareholders of Enviro for the acquisition of 130,000 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 17, 2013. Refer to Note 4.

(l)	On January 31, 2014, the Company issued 12,500 shares of common stock for proceeds of $50,000.

(m)	On March 10, 2014, the Company issued 125,000 shares of common stock for proceeds of $500,000.

Share transactions during the year ended March 31, 2013:

(n)
On June 13, 2012, the Company effected a reverse split of its issued and outstanding shares of common stock on a basis of 2,000 existing shares for one new share. All share amounts were retroactively restated to give effect to this reverse stock split.

(o)
On June 14, 2012, the Company issued 5,000,000 shares of common stock to PGG to effect the acquisition and RTO. Prior to the acquisition and RTO, PGT Limited issued 1 share of common stock at a value of £1 per share, upon the acquisition and RTO which has been restated using the exchange ratio established in the Assignment and Share Transfer Agreement to reflect 5,000,000 shares of common stock issued in the reverse acquisition.

(p)	Upon the acquisition and RTO, 27,404 shares of common issued by the Company prior to the acquisition were considered as a recapitalization to PGT Limited.

(q)	On September 14, 2012, the Company issued 600,000 shares of common stock for proceeds of $600,000.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

9.      Common Stock (continued)

(r)
On December 28, 2012, the Company entered into an Exchange and Registration Rights Agreement with a consultant pursuant to which the Company issued 100,000 shares of common stock with a value of $599,566 to settle the convertible promissory note and the related accrued interest totalling $104,000. Refer to Note 6(c).

10.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, March 31, 2012	–	–

Granted	62,500	0.01

Outstanding and exercisable, March 31, 2013 and 2014	62,500	0.01	0.71	430,625

Additional information regarding stock options as of March 31, 2014 is as follows:

Number of options	Exercise price $	Expiry date

62,500	0.01	December 18, 2014

The fair value for stock options granted were estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2013

Risk free interest rate	0.28%
Expected life (in years)	1
Expected volatility	142%

The weighted average fair value of the stock options granted during the year ended March 31, 2013 was $4.99 per option. The total fair value of the stock options granted during the year ended March 31, 2013 was $311,877 which was recorded as stock-based compensation and charged to operations.

11.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

March 31, 2014	United States $	United Kingdom $	Total $

Revenue	–	–	–

Intangible assets	23,644,629	–	23,644,629

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

12.	Commitments

(a)
On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

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

On July 27, 2011, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended and the purchase price was increased to £3,200,000 in the event that the Share Option is exercised on or before August 9, 2013 and increases to £4,200,000 in the event the Share Option is exercised after August 9, 2013 and before June 9, 2014.

(c)
On March 3, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Wing Option”). Pursuant to the agreement, the option was set to expire on March 3, 2012 and the purchase price is £400,320.

On August 9, 2011, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to March 2, 2014, and the purchase price was increased to £420,336.

(d)
On March 26, 2012, PGEP and its subsidiary, EPSB, entered into a Consultancy Agreement with Green Energy Parks Consulting Limited (“GEPC”), a subsidiary of Green Energy Parks Limited (“GEP”) which is a company under common control, to provide services related to the design and development of planning schemes for energy from biomass and waste facilities. In consideration for the services, EPSB agreed to pay £80,000 upon signing (paid), £80,000 per month for three months (paid) and £64,000 for the remaining five months (£128,000 paid) (“Consultancy Consideration”). If ESPB obtains planning permission for the construction of a waste biomass to energy power plant on the land, GEPC will produce designs related to the construction of the plant and grant the license to EPSB in consideration for a total of £1,250,000 (“Design Consideration” – See below), of which £312,500 is payable three months after planning permission is obtained, and a further £85,227 per month is payable for the following eleven months. In addition, EPSB agreed to pay GEPC success fees of £250,000 upon obtaining the planning permission(“Planning Success Fee” – See below) and a further £1,000,000 upon the exercise of the Davis and Wing land options (“Option Success Fee”).

On March 5, 2013, PGEP and EPSB entered into a supplemental agreement to amend certain terms of the Consultancy Agreement. In full and final satisfaction of the Consulting Consideration due from EPSB to GEPC, EPSB agreed to pay GEPC £10,000 within seven days of the date of the supplemental agreement (paid), £15,000 within 45 days (paid) and £25,000 within 75 days. In addition, the Planning Success Fee was amended to £20,000 (accrued) within seven days of obtaining planning permission and a further £30,000 within seven days of the date upon which the judicial review period in respect to the planning permission has expired. Furthermore, the Option Success Fee was amended to £425,500 if the Davis Option is exercised and £75,500 if the Wing Option is exercised, which shall be payable 50% in cash and 50% in common stock. If the Davis Option is extended for an addition twelve months by August 2013, GEP shall be paid a success fee of £50,000 which will be deducted from the cash consideration due under the Option Success Fee. The Consultant also agreed to waive the Design Consideration. Upon written notice by the Company, GEP agreed to irrevocably sell its 25% interest in EPSB to the Company for $3,500,000 in the equivalent of common stock at a deemed price of $6 per share.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

12.   Commitments (continued)

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

(f)
On October 22, 2013, the Company entered into an agreement with a director whereby the director will focus on developing potential new business opportunities and general sales on behalf of the Company. For these services the Company has agreed to pay compensation as follows:

•	£450 per day and a guarantee of a minimum of four days per month for six months;
•
£50,000 when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Company’s 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”);

•	options on the Financial Close of the completion of the Project to purchase 10,000 common shares of the Company for $2 per share, and
•	on the Financial Close of the Project, 20,000 common shares of Pacific Green Group Limited.

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

Following the completion of the project, the director has agreed to serve as Chief Operating Officer of the Company for which the Company has agreed to pay compensation as follows:

•	a salary of £96,000 per annum;
•	£100,000 bonus when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Project;
•	on the Financial Close, 100,000 common shares of the Company from Pacific Green Group Limited;
•	options to purchase 50,000 common shares of the Company at $2 per share; and
•	on appointment as Chief Operating Officer, 100,000 common shares of the Company from Pacific Green Group Limited.

13.	Other Loss

During the year ended March 31, 2014, the Company was financially defrauded of $233,870. The Company has been in contact with the bank and appropriate authorities; however, the likelihood of recovery appears to be unlikely.

PACIFIC GREEN TECHNOLOGIES INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in U.S. Dollars)

14.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2014 $	2013 $

Net loss before taxes	(33,707,511)	(2,449,668)
Statutory tax rate	34%	34%

Expected income tax recovery	11,460,554	832,887
Permanent differences and other	(6,380,929)	(610)
Changes in estimates	(80,520)	5,092
Change in enacted tax rate	(66,625)	2,213
Functional currency adjustments	–	(2,735)
Foreign tax rate difference	(18,750)	(25,497)
Change in valuation allowance	(4,913,730)	(811,350)

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at March 31, 2014 and 2013 are comprised of the following:

	2014 $	2013 $

Net operating losses carried forward	5,756,552	826,887
Stock-based compensation	–	270,786
Financial instruments	–	(254,851)

Total gross deferred income tax assets	5,756,552	842,822
Valuation allowance	(5,756,552)	(842,822)

Net deferred tax asset	–	–

The Company has net operating losses carried forward of $16,931,035 which may be carried forward to apply against future year income tax for income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

$

2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,970

16,931,035

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

•
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•
We did not maintain appropriate cash controls – As of March 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.

•
We did not implement appropriate information technology controls – As at March 31, 2014, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

•	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2014- 2015.
•	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.    Other Information

Effective August 31, 2013, Jordan Starkman resigned as president, treasurer, secretary and, if any, from all other offices of our company. Mr. Starkman’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Mr. Starkman remains a director of our company.

Concurrently, on August 31, 2013, with Mr. Starkman’s resignation, Neil Carmichael consented to and was appointed as president, treasurer and secretary of our company.

Effective October 1, 2013, Dr. Andrew Jolly was appointed as a director of our company.

On December 5, 2013, we appointed Mr. Chris Williams as business development director of our company. Mr. Williams subsequently resigned as business development director on April 23, 2014.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jordan Starkman	Director	44	October 26, 2008
Neil Carmichael	President, Treasurer, Secretary and Director	60	December 18, 2012
Andrew Jolly	Director	43	October 1, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jordan Starkman –Director

Mr. Jordan Starkman has served as a director of our company since October 26, 2008. Mr. Starkman brings over twenty years’ experience in sales, financial consulting, and investor and client relations to the Pacific Green team. He is a co-founder of Pay By the Day Company Inc. and was vice-president of operations from June 2003 prior to becoming president in January 2006. In addition to being president of Pay By The Day Company Inc., Mr. Starkman has been the president of Rimrock Gold Corp. (formerly Tucana Lithium) since August 2007 and Health Advance Inc. since April 2010, both of which are quoted on the OTCQB. Pay By The Day Company Inc. was owned by Rimrock Gold Corp. (formerly Tucana Lithium) until May 2012. Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company, and Health Advance, an online medical supply company. Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was president of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

Mr. Starkman was appointed as our director due to his experiences in sales, financial consulting, and investor and client relations.

Neil Carmichael – President, Treasurer, Secretary and Director

Dr. Neil Carmichael was appointed as a director of our company on December 18, 2012 and as our president, treasurer and secretary on August 31, 2013. Dr. Carmichael holds a Mathematics BSc from University of Edinburgh and a Mathematics PhD from University of Warwick. Dr. Carmichael has over 25 years' energy sector management experience including international business development, strategy formulation and implementation and procurement accountabilities. From 1980-85 Dr. Carmichael worked in scientific and engineering consultancy, initially with Scicon (part of BP group) on non-linear optimization, then with Intercomp on mathematics for petroleum engineering and reservoir simulators. In 1985 he joined Shell in its reservoir engineering research unit. This was followed by positions in petroleum engineering, field development; followed by management roles in business development, personnel, information technology and procurement. This required working in a range of countries, from Peru to Bangladesh. In 2006 to 2010 he was chief executive officer of Shell Business Development Central Asia, based in Astana, Kazakhstan and responsible for Shell's new business activities in Kazakhstan, Turkmenistan and Azerbaijan. Dr. Carmichael was also the Shell representative in Turkmenistan and Azerbaijan. Since 2010 he has been working on two upstream, exploration focused, startups, one in Ukraine and the other in Pakistan. Dr. Carmichael has most recently held the position of general manager and country representative in Central Asia with Shell Exploration and Production. Dr. Carmichael has a wide range of technical, country and management experiences; mostly focused on oil and gas, much of it applicable in other domains.

Andrew Jolly – Director

Dr. Andrew Jolly was appointed as a director of our company effective October 1, 2013. Dr. Jolly is a chartered engineer, an accredited carbon trust energy adviser since 2003, a member of the Energy Institute and the Institution of Mechanical Engineers.

Through a combination of in-house technology development and implementation experience with solid, liquid and gaseous biofuels, in addition to contracted consultancy on behalf of a wide ranging client base, Dr. Jolly has honed skills in project concept generation, feasibility assessment, planning issues, economic appraisal and financing, environmental impacts and making sense of current UK environmental legislation and regulation. Consequently, he is experienced in managing the many and varied elements needed for the operational and commercial success of a renewable energy generation scheme.

Notable case studies include Wales’ first dedicated 14.7 MWe wood-fired biomass combustion power plant, a 35 MWe waste wood biomass plant in Wales, two 1 MWe gasification Biomass plants and a 2 MWe AD biogas plant. Dr. Jolly has a rare ‘umbrella’ appreciation of the entire value chain for biomass energy projects, from forestry owner/manager right through to the supply of renewable electricity to the grid via power purchase agreements (PPA’s).

Dr. Jolly is the founder of Equis Energy Limited which specializes in creating, developing and delivering concepts for generating biomass and biomass power-only projects. He has focused on the use of biomass, organic waste and hydrogen; and thus has developed a comprehensive understanding of the regulatory and legislative factors which impact the technical and commercial specification and scale of projects.

A key part of Dr. Jolly’s expertise is in the assessing, accreditation and maintenance of renewable energy technologies in respect of schemes such as the renewables obligation, feed in tariffs, renewable heat incentive and combined heat and power quality assurance. These aspects of clean energy projects are crucial when the consequent benefits of such renewable energy generation schemes can comprise as much as two-thirds of the overall project income.

Dr. Jolly holds a Ph.D. in Energy Studies (1998), an MPhil in Energy Studies (1995) and a B.Eng (Hons) in Mechanical Engineering and Business Management (1993).

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

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pacific Green Technologies Inc., 5205 Prospect Road, Suite 135-226, San Jose, California, 95129.

Item 11.     Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2014; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2014, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jordan Starkman(1) Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,546 Nil	7,546 Nil
Neil Carmichael(2) President, Secretary, Treasurer and Director	2014 2013	Nil 1,000	Nil Nil	Nil Nil	Nil 311,877	Nil Nil	Nil Nil	Nil Nil	Nil 312,877
Andrew Jolly(3) Director	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	15,204 N/A	15,204 N/A

(1)
Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remains as a member of our board of directors

(2)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(3)	Andrew Jolly was appointed as a director of our company on October 1, 2013.

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

Outstanding Equity Awards at Fiscal Year End

There were 62,500 options outstanding as of March 31, 2014.

Option Exercises

During our fiscal year ended March 31, 2014 there were no options exercised by our named officers.

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

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On October 22, 2013, we entered into an agreement with Mr. Chris Williams, wherein Mr. Williams agreed to serve as director (business development) of our company effective December 5, 2013. As business development director of our company, Mr. Williams was to focus on developing potential new business opportunities and generating sales from our existing assets. As previously stated herein, Mr. Williams resigned effective April 23, 2014 and was compensated the equivalent of $13,918 by our company during the year ended March 31, 2014 on the basis of GBP450 (approximately $730) per day. Mr. Williams did not receive any other incentive amounts or commissions under the agreement.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 25, 2014, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 25, 2014, there were 16,321,681 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jordan Starkman(2) 3651 Lindell Road Unit D155 Las Vegas NV 89103	Nil	Nil
Neil Carmichael(3) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	102,500(4)(5) Common Shares	*
Andrew Jolly(6) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	Nil Common Shares	Nil
Directors and Executive Officers as a Group	102,500 Common Shares	0.63%
Pacific Green Group Limited(7) Bison Court, Road Town Tortola, British Virgin Islands	6,570,234 Common Shares	40.25%
Diodati Investments Limited Palm Grove House P.O. Box 438, Road Town, Tortola, British Virgin Islands	1,440,425 Common Shares	8.82%
Rhumline Limited Bison Court, Road Town, Tortola, British Virgin Islands	1,299,408 Common Shares	7.96%
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	897,076	5.50%
Over 5% Shareholders	10,207,143 Common Shares	62.53%

* Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 25, 2014. As of June 25, 2014 there were 16,321,681 shares of our company's common stock issued and outstanding.

(2)
Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remains as a member of our board of directors

(3)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(4)	Includes options to acquire an aggregate of 62,500 shares of common stock by Dr. Carmichael exercisable within 60 days.
(5)	Includes 40,000 common shares held indirectly by Neil Carmichael through 1728313 Ontario Ltd.
(6)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(7)	Scott Poulter has voting and dispositive control over shares owned by Pacific Green Group Limited.

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

During the years ended March 31, 2014 and 2013, $276,679 and $259,333 of consultancy fees were incurred with respect to the officers, directors and companies controlled by them, respectively.

As at March 31, 2014 and March 31, 2013, we had amount due to/from related parties as follows:

		March 31, 2014			March 31, 2013
Due to (from) related parties		Due from related parties(2)		Due to related parties(2)	Due from related parties(2)		Due to related parties(2)
	$		$		$		$
Sichel Limited(1)		Nil		Nil		Nil		Nil
PGG(1)		Nil		3,746,282		Nil		1,150,218
EnviroTechnologies(1)		Nil		33,418		206,663		Nil
Pacific Green Development Ltd.		Nil		832,883		Nil		Nil
Other shareholders		Nil		688,367		Nil		11,263
Total		Nil		5,300,950		Nil		1,161,481

(1)
Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipia Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel is also the sole director of PGG. Further, Sichel is a significant shareholder of EnviroTechnologies, and provides management services to EnviroTechnologies under a management services contract.

(2)	The loan is unsecured, non-interest bearing, and is due on demand.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with three directors, Mr. Jordan Starkman, Dr. Neil Carmichael and Dr. Andrew Jolly. None of our directors qualify as “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2014 and for fiscal year ended March 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2014 $	March 31, 2013 $
Audit Fees	19,000	28,000
Audit Related Fees	21,500	13,250
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	40,500	41,250

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.

2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
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

Exhibit Number	Description
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
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

10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report filed on Form 10-Q on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct

Exhibit Number	Description
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 15, 2014	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 15, 2014	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 15, 2014	By:	/s/ Jordan Starkman
Jordan Starkman
Director

Dated: July 15, 2014	By:	/s/ Andrew Jolly
Andrew Jolly
Director