Form 10-Q
period 2014-06-30
Pacific Green Technologies Inc.
filed 2014-08-19
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

16,321,681 common shares issued and outstanding as of August 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

PACIFIC GREEN TECHNOLOGIES INC.

June 30, 2014

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations and Comprehensive Loss	F–2

Consolidated Statements of Cash Flows	F–3

Notes to Consolidated Financial Statements	F–4

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2014 $	March 31, 2014 $
	(unaudited)

ASSETS

Cash	92,007	205,571
VAT receivable	4,777	2,005
Prepaid expenses	687	687

Total Current Assets	97,471	208,263

Intangible assets (Note 3)	23,113,024	23,644,629

Total Assets	23,210,495	23,852,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 7)	448,454	449,850
Loan payable (Note 4)	744,068	725,319
Convertible debenture (Note 5)	200,000	–
Current portion of note payable, net of unamortized discount of $146,371 and $33,438, respectively (Note 6)	2,853,629	1,966,562
Due to related parties (Note 7)	5,474,446	5,300,950

Total Current Liabilities	9,720,597	8,442,681

Note payable, net of unamortized discount of $663,524 and $898,431, respectively (Note 6)	1,336,476	2,101,569

Total Liabilities	11,057,073	10,544,250

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 and 16,321,681 shares issued and outstanding, respectively	16,322	16,322

Common stock issuable (Note 3)	8,868,523	8,868,523

Additional paid-in capital	44,848,380	44,623,380

Accumulated other comprehensive loss	(147,621)	(109,140)

Deficit	(41,432,182)	(40,090,443)

Total Stockholders’ Equity	12,153,422	13,308,642

Total Liabilities and Stockholders’ Equity	23,210,495	23,852,892

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $

Revenue	–	–

Expenses

Amortization of intangible assets	531,605	97,960
Consulting fees (Note 7)	226,541	305,827
Foreign exchange loss (gain)	144,193	(100,500)
Office and miscellaneous	12,484	10,080
Professional fees (Note 7)	56,743	95,928
Research and development	–	8,029
Transfer agent and filing fees	1,782	8,799
Travel	19,499	21,315

Total operating expenses	992,847	447,438

Loss before other expense	(992,847)	(447,438)

Other expense

Interest expense (Notes 5 and 6)	(348,892)	(183,468)

Net loss for the period	(1,341,739)	(630,906)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(38,481)	5,122

Comprehensive loss for the period	(1,380,220)	(625,784)

Net loss per share, basic and diluted	(0.08)	(0.06)

Weighted average number of shares outstanding	16,321,681	9,803,648

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $

Operating Activities

Net loss for the period	(1,341,739)	(630,906)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	121,974	134,738
Amortization of intangible assets	531,605	97,960
Imputed interest	225,000	46,237

Changes in operating assets and liabilities:
Accounts receivable	–	206,663
VAT receivable	(2,772)	–
Accounts payable and accrued liabilities	(2,258)	(171,693)
Due to related parties	71,128	189,416

Net Cash Used In Operating Activities	(397,062)	(127,585)

Investing Activities

Cash acquired on acquisition of subsidiary	–	16,263

Net Cash Provided by Investing Activities	–	16,263

Financing Activities

Proceeds from related parties	–	14,786
Repayments to related parties	(50,111)	–
Proceeds from convertible debenture	200,000	–

Net Cash Provided by Financing Activities	149,889	14,786

Effect of Foreign Exchange Rate Changes on Cash	133,609	5,122

Decrease in Cash	(113,564)	(91,414)

Cash, Beginning of Period	205,571	93,228

Cash, End of Period	92,007	1,814

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	–	330,877
Common stock issued for acquisition of intangible asset	–	12,959,060

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2014

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2014, the Company has not generated any revenues, has a working capital deficit of $9,623,126, and has an accumulated deficit of $41,432,182 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Reclassifications

Certain figures have been reclassified for comparative purposes to conform to the presentation adopted in the current period.

(b)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2014 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(1,823,001)	(10,916,531)	23,113,024	23,644,629

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

3.	Intangible Assets (continued)

On May 15, 2013, the Company acquired PEGP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares. EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with Enviro whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to PGG which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one for ten basis. As at June 30, 2014, the Company has a remaining 2,217,130 shares of its common stock to be issued to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable.

4.	Loan Payable

On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $744,068 (£435,000) loan, bearing interest at 6.5% per annum and due on December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

5.	Convertible Debenture

On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, the Company recorded accrued interest of $1,918 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. As the note does not become convertible until November 27, 2014, the Company has not yet recognized any derivative liability associated with this note.

6.	Note Payable

	June 30, 2014 $	March 31, 2014 $

Opening balance	4,068,131	3,574,399

Accretion of unamortized discount	121,974	493,732

Ending balance	4,190,105	4,068,131

Less: current portion	2,853,629	1,966,562

Long-term portion	1,336,476	2,101,569

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

6.	Note Payable (continued)

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the three months ended June 30, 2014, the Company recorded imputed interest of $225,000 (2013 - $46,237) at a rate of 18% per annum which has been included in additional paid-in capital.

7.	Related Party Transactions

(a)	During the three months ended June 30, 2014, the Company incurred $nil (2013 - $5,896) to a former director for consulting fees of a wholly owned subsidiary of the Company.

(b)	During the three months ended June 30, 2014, the Company incurred $60,000 (2013 – $nil) to a company under common control for consulting fees.

(c)	During the year ended March 31, 2014, the Company incurred $13,684 (2013 – $nil) to a company under common control for consulting fees.

(d)	During the three month period ended June 30, 2014, the Company incurred $9,838 (2013 -$nil) in professional fees to a company controlled by directors.

(e)	As at June 30, 2014, $34,210 (20,000 GBP) (March 31, 2014 – $33,348 (20,000 GBP)) was owed to a company under common control for consulting fees incurred, which is included in accounts payable and accrued liabilities.

(f)	As at June 30, 2014, the Company owed $3,874,259 (March 31, 2014 – $3,746,282) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(g)	As at June 30, 2014, the Company owed $34,282 (20,042 GBP) (March 31, 2014 – $33,418 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(h)	As at June 30, 2014, the Company owed $905,165 (March 31, 2014 – $832,883) to a significant shareholder.

(i)	As at June 30, 2014, the Company owed $660,740 (March 31, 2014 – $688,367) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

8.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2014 and June 30, 2014	62,500	0.01	0.47	127,500

Additional information regarding stock options as of June 30, 2014 is as follows:

Number of options	Exercise price $	Expiry date

62,500	0.01	December 18, 2014

9.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

June 30, 2014	United States $	United Kingdom $	Total $

Intangible assets	23,113,024	–	23,113,024

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	23,644,629	–	23,644,629

10.	Commitments
(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:
i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by PGG;
ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;
iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and
iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

10.	Commitments (continued)

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

10.	Commitments (continued)

(f)	On October 22, 2013, the Company entered into an agreement with a director whereby the director will focus on developing potential new business opportunities and general sales on behalf of the Company. For these services the Company has agreed to pay compensation as follows:

●	£450 per day and a guarantee of a minimum of four days per month for six months;
●	£50,000 when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Company’s 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”);
●	options on the Financial Close of the completion of the Project to purchase 10,000 common shares of the Company for $2 per share, and
●	on the Financial Close of the Project, 20,000 common shares of Pacific Green Group Limited.

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

Following the completion of the project, the director has agreed to serve as Chief Operating Officer of the Company for which the Company has agreed to pay compensation as follows:

●	a salary of £96,000 per annum;
●	£100,000 bonus when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Project;
●	on the Financial Close, 100,000 common shares of the Company from Pacific Green Group Limited;
●	options to purchase 50,000 common shares of the Company at $2 per share; and
●	on appointment as Chief Operating Officer, 100,000 common shares of the Company from Pacific Green Group Limited.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at the three months ended June 30, 2014, we owed Sichel $Nil and we owed PGG$3,874,259. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of June 30, 2014, 2,217,308 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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
b.	have the Debtors provide engineering services to us on terms to be agreed upon, acting reasonably

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

PREL was incorporated by GEPL to develop a 79MWe waste to energy power station at Peterborough, United Kingdom (the “Peterborough Plant”). The Peterborough Plant has full planning permission at 79MWe and environmental agency permits. It is understood that the Peterborough Plant will be built in two stages at a total capital cost of approximately GBP£500 million (approximately $824,534,442). As of May 17, 2013, PREL owns 20% of Energy Park Investments Limited, the holding company that is currently intended to finance the development of the Peterborough Plant in turn through its wholly owned operating subsidiary Energy Park Peterborough Limited.

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

On October 22, 2013, we entered into an agreement with Mr. Chris Williams, wherein Mr. Williams agreed to serve as business development director of our company effective December 5, 2013. As business development director of our company, Mr. Williams was to focus on developing potential new business opportunities and generating sales from our existing assets. Pursuant to the agreement, our company agreed to compensate Mr. Williams for serving as a business development director of our company. Mr. Williams resigned effective April 23, 2014 and was compensated the equivalent of $13,918 by our company during the year ended March 31, 2014 on the basis of GBP£450 (approximately $730) per day. Mr. Williams did not receive any other incentive amounts or commissions under the agreement.

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

On May 27, 2014, we entered into a $200,000 convertible debenture with Intrawest Overseas Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at June 30, 2014, our company recorded accrued interest of $1,918 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

Our company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. As the note does not become convertible until November 27, 2014, our company has not yet recognized any derivative liability associated with this note.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended June 30, 2014 and 2013.

Our net loss for the three month periods ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,
	2014	2013
Amortization of intangible assets	$531,605	$97,960
Consulting fees	$226,541	$305,827
Foreign exchange loss (gain)	$144,193	$(100,500)
Office and miscellaneous	$12,484	$10,080
Professional fees	$56,743	$95,928
Research and development	$ Nil	$8,029
Transfer agent and filing fees	$1,782	$8,799
Travel	$19,499	$21,315
Interest expense	$348,892	$183,468
Net Loss	$(1,341,739)	$(630,906)

Expenses for the three month period ended June 30, 2014 were $992,847 as compared to $447,438 for the three month period ended June 30, 2013. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to a foreign exchange loss and increases in office and miscellaneous expenses.

For the three month period ended June 30, 2014, our company had a net loss of $1,341,739 ($0.08 per share) compared to a net loss of $630,906 ($0.06 per share) for the three month period ended June 30, 2013. In addition to the operating expenses noted above, for the three month period ended June 30, 2014, our company had interest expense of $348,892 as compared to interest expense of $183,468 for the three month period ended June 30, 2013.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2014	As at March 31, 2014
Current Assets	$97,471	$208,263
Current Liabilities	$9,720,597	$8,442,681
Working Capital (Deficit)	$(9,623,126)	$(8,234,418)

Cash Flows

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Net cash used in operating activities		$(397,062)	$(127,585)
Net cash provided by investing activities	$	Nil	$16,263
Net cash provided by financing activities		$149,889	$14,786
Effect of foreign exchange		$133,609	$5,122
Net decrease in cash		$(113,564)	$(91,414)

As of June 30, 2014, we had $92,007 in cash, $97,471 in total current assets, $9,720,597 in total current liabilities and a working capital deficit of $9,623,126. As of March 31, 2014, we had a working capital deficit of $8,234,418.

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the three months ended June 30, 2014 we spent $397,062 on operating activities, whereas $127,585 was spent on operating activities for the three month period ended June 30, 2013. The increase in our expenditures on operating activities during the three months ended June 30, 2014 was primarily due to increases in operating expenses and liabilities, offset by increases in amortization and imputed interest as well as a decrease in amounts due to related parties.

During the three months ended June 30, 2014 we used $Nil in investing activities, whereas we acquired $16,263 from investing activities during the three months ended June 30, 2013.

During the three months ended June 30, 2014, we received $149,889 from financing activities, which consisted of $200,000 in proceeds from convertible debentures issued offset by a $50,111 in repayments to related parties, whereas we received $14,786 from financing activities during the three months ended June 30, 2013.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning July 2014) will be approximately $770,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $770,000 to proceed with our business plan over the next 12 months. As of June 30, 2014, we had $92,007 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three month period ended June 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

Our company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, our company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

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

Item 2.        Unregistered Sales of Equity Securities

On May 27, 2014, we entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company.

The convertible debenture was issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)

Exhibit Number	Description
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report filed on Form 10-Q on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22*	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014
10.23*	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.

Date: August 19, 2014	/s/ Neil Carmichael
Neil Carmichael
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

