Form 10-Q
period 2014-09-30
Pacific Green Technologies Inc.
filed 2014-11-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

16,321,681 common shares issued and outstanding as of November 13, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2014 $	March 31, 2014 $
	(unaudited)

ASSETS
Cash	28,571	205,571
VAT receivable	6,066	2,005
Prepaid expenses	687	687

Total Current Assets	35,324	208,263

Intangible assets (Note 3)	22,913,102	23,644,629

Total Assets	22,948,426	23,852,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 7)	586,926	449,850
Loan payable (Note 4)	705,527	725,319
Convertible debentures (Note 5)	300,000	–
Current portion of note payable, net of unamortized discount of $110,006 and $33,438, respectively (Note 6)	2,889,994	1,966,562
Due to related parties (Note 7)	5,357,858	5,300,950

Total Current Liabilities	9,840,305	8,442,681

Note payable, net of unamortized discount of $606,587 and $898,431, respectively (Note 6)	1,393,413	2,101,569

Total Liabilities	11,233,718	10,544,250

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 and 16,321,681 shares issued and outstanding, respectively	16,322	16,322
Common stock issuable (Note 3)	8,868,523	8,868,523
Additional paid-in capital	45,073,380	44,623,380
Accumulated other comprehensive loss	(66,654)	(109,140)
Deficit	(42,176,863)	(40,090,443)
Total Stockholders’ Equity	11,714,708	13,308,642
Total Liabilities and Stockholders’ Equity	22,948,426	23,852,892

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Six Months Ended September 30, 2014 $	Six Months Ended September 30, 2013 $

Revenue	–	–	–	–

Expenses
Amortization of intangible assets	199,922	263,887	731,527	361,847
Consulting fees (Note 7)	253,781	245,036	480,322	550,863
Foreign exchange loss (gain)	(171,766)	81,570	(27,573)	(18,930)
Office and miscellaneous	8,864	3,861	21,348	13,941
Professional fees	93,936	92,287	150,679	188,215
Research and development	–	6,989	–	15,018
Transfer agent and filing fees	15,850	12,961	17,632	21,760
Travel	18,757	7,717	38,256	29,032

Total operating expenses	419,344	714,308	1,412,191	1,161,746

Loss before other expense	(419,344)	(714,308)	(1,412,191)	(1,161,746)

Other expense
Interest expense (Notes 5 and 6)	(325,337)	(212,878)	(674,229)	(396,346)

Net loss for the period	(744,681)	(927,186)	(2,086,420)	(1,558,092)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	80,967	(83,372)	42,486	(78,250)

Comprehensive loss for the period	(663,714)	(1,010,558)	(2,043,934)	(1,636,342)

Net loss per share, basic and diluted	(0.05)	(0.07)	(0.13)	(0.13)

Weighted average number of shares outstanding	16,321,681	13,734,244	16,321,681	11,779,685

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2014 $	Six Months Ended September 30, 2013 $

Operating Activities

Net loss for the period	(2,086,420)	(1,558,092)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	215,276	250,150
Amortization of intangible assets	731,527	361,847
Imputed interest	450,000	141,182
Changes in operating assets and liabilities:
Accounts receivable	–	188,283
VAT receivable	(4,061)	–
Accounts payable and accrued liabilities	137,984	(126,836)
Due to related parties	199,846	557,465

Net Cash Used In Operating Activities	(355,848)	(186,001)

Investing Activities
Cash acquired on acquisition of subsidiary	–	16,263

Net Cash Provided by Investing Activities	–	16,263

Financing Activities
Proceeds from related parties	–	14,876
Repayments to related parties	(76,638)	–
Proceeds from the issuance of common shares		100,000
Proceeds from convertible debentures	300,000	–

Net Cash Provided by Financing Activities	223,362	114,876

Effect of Foreign Exchange Rate Changes on Cash	(44,514)	(35,228)

Decrease in Cash	(177,000)	(90,090)

Cash, Beginning of Period	205,571	93,228

Cash, End of Period	28,571	3,138

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	–	330,842
Common stock issued for acquisition of intangible asset	–	26,280,460

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Pacific Green Technologies Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2014, the Company has not generated any revenues, has a working capital deficit of $9,804,981, and has an accumulated deficit of $42,176,863 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pacific Green Technologies Limited (PGT Limited), Pacific Green Energy Parks Limited (“PGEP”), and Energy Park Sutton Bridge Ltd. (“EPSB”), a wholly owned subsidiary of PGEP. All inter-company accounts and transactions have been eliminated.

(b)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2014 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(2,022,923)	(10,916,531)	22,913,102	23,644,629

On May 15, 2013, the Company acquired PGEP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares. EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

3.	Intangible Assets (continued)

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”). which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one for ten basis. As at September 30, 2014, the Company has a remaining 2,217,130 shares of its common stock to be issued to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable.

4.	Loan Payable

On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $705,527 (£435,000) loan, bearing interest at 6.5% per annum and due on December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

5.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, the Company recorded accrued interest of $7,007 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

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

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, the Company recorded accrued interest of $1,945 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. As the note does not become convertible until December 12, 2014, the Company has not yet recognized any derivative liability associated with this note.

6.	Note Payable

	September 30, 2014 $	March 31, 2014 $

Opening balance	4,068,131	3,574,399

Accretion of unamortized discount	215,276	493,732

Ending balance	4,283,407	4,068,131

Less: current portion	2,889,994	1,966,562

Long-term portion	1,393,413	2,101,569

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

6.	Note Payable (continued)

The principal repayments of the note payable are as follows:

$

June 12, 2013	$1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG, a company under common control, concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGT Limited, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the six months ended September 30, 2014, the Company recorded imputed interest of $450,000 (2013 - $141,182) at a rate of 18% per annum which has been included in additional paid-in capital.

7.	Related Party Transactions

(a)	During the six months ended September 30, 2014, the Company incurred $nil (2013 - $5,896) in consulting fees to a former director of a wholly owned subsidiary of the Company.

(b)	During the six months ended September 30, 2014, the Company incurred $120,000 (2013 – $24,392) in consulting fees to a company controlled by a director of a wholly owned subsidiary of the Company.

(c)	During the six months ended September 30, 2014, the Company incurred $22,064 (2013 – $nil) in consulting fees to a company controlled by a director of the Company.

(d)	As at September 30, 2014, $31,351 (19,329 GBP) (March 31, 2014 – $33,348 (20,000 GBP)) was owed to a company controlled by formerly directors of EPSB for consulting fees incurred, which is included in accounts payable and accrued liabilities.

(e)	As at September 30, 2014, the Company owed $5,305,292 (March 31, 2014 – $3,746,282) to a company controlled by a director of a wholly owned subsidiary of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at September 30, 2014, the Company owed $32,508 (20,042 GBP) (March 31, 2014 – $33,418 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(g)	As at September 30, 2014, the Company owed $nil (March 31, 2014 – $832,883) to a significant shareholder.

(h)	As at September 30, 2014, the Company owed $20,058 (March 31, 2014 – $688,367) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

8.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2014 and September 30, 2014	62,500	0.01	0.2	68,125

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

8.	Stock Options (continued)

Additional information regarding stock options as of September 30, 2014 is as follows:

Number of options	Exercise price $	Expiry date

62,500	0.01	December 18, 2014

9.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

September 30, 2014	United States $	United Kingdom $	Total $

Intangible assets	22,913,102	–	22,913,102

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	23,644,629	–	23,644,629

10.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On February 10, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Davis Option”). Pursuant to the agreement, the option expires on August 10, 2011. If EPSB exercises its option within 18 months from the date of the Option Agreement, the purchase price will be £3,500,000. Otherwise, the purchase price will be £4,000,000. The sellers also have a Share Option, in which they can substitute £1,000,000 of the purchase price for 5% of the nominal value of the common stock of EPSB (“Consideration Shares”).

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

On August 8, 2014, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to March 31, 2015.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

10.	Commitments (continued)

(c)	On March 3, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Wing Option”). Pursuant to the agreement, the option was set to expire on March 3, 2012 and the purchase price is £400,320.

On August 9, 2011, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to March 2, 2014, and the purchase price was increased to £420,336.

On January 27, 2014, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to August 9, 2014.

On August 29, 2014, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to March 31, 2015.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. Dollars)

(unaudited)

10.	Commitments (continued)

(g)	On October 22, 2013, the Company entered into an agreement with a director whereby the director will oversee all aspects of the development and completion of the Company’s biomass power plant at Sutton Bridge, Lincolnshire with the Company agreeing to pay compensation of £1,000 per day with a guarantee of a minimum of four days a month for two months for these services.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at September 30, 2014, we owed Sichel $nil and we owed PGG $5,305,292. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

•	June 12, 2013, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);
•	June 12, 2014, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);
•	June 12, 2015, $1,000,000;
•	June 12, 2016, $1,000,000; and
•	June 12, 2017, $1,000,000.

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

Other Business Matters

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 per year for the term of the agreement and was granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. As of the date of this quarterly report, the options issued to Dr. Carmichael have not been exercised.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of September 30, 2014, 22,171,332 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

On June 17, 2013, we entered into and closed share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the share exchange agreements we acquired 8,061,286 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for the issuance of 806,132 shares of common stock of our company. We issued as aggregate of 806,132 shares of common stock to 19 shareholders

On August 6, 2013, we entered into two share exchange agreements with two shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we acquired 440,000 issued and outstanding common shares of EnviroTechnologies from one shareholder in exchange for shares of common stock of our company on a 1 for 10 basis. Pursuant to the terms of the other agreement, we acquired 600,000 issued and outstanding common shares of EnviroTechnologies from one shareholder in exchange for shares of common stock of our company on a 1 for 15 basis.

On August 27, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we acquired 32,463,489 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.

On September 13, 2013, we submitted 41,564,775 common shares of EnviroTechnologies to EnviroTechnologies for cancellation pursuant to our debt settlement agreement with EnviroTechnologies and EnviroResolutions dated May 17, 2013.

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company. Effective September 1, 2014, the monthly fee for Mr. Jolly has been reduced to GBP£1,000 (approximately $1,617).

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

Effective March 10, 2014, we entered into a private placement agreement with one subscriber. Pursuant to the agreement with the subscriber, we issued 125,000 common shares in our capital stock at a purchase price of $4.00 per share, for total proceeds of $500,000.

On May 27, 2014, we entered into a $200,000 convertible debenture with Intrawest Overseas Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at September 30, 2014, our company recorded accrued interest of $7,007 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

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

On June 12, 2014, we entered into a $100,000 convertible debenture with Gerstle Consulting Pty Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at September 30, 2014, the Company recorded accrued interest of $1,945 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. As the note does not become convertible until December 12, 2014, the Company has not yet recognized any derivative liability associated with this note.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended September 30, 2014 and 2013.

Our net loss for the three and six month periods ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Amortization of intangible assets	$199,922	$263,887	$731,527	$361,847
Consulting fees	$253,781	$245,036	$480,322	$550,863
Foreign exchange (gain) loss	$(171,766)	$81,570	$(27,573)	$(18,930)
Office and miscellaneous	$8,864	$3,861	$21,348	$13,941
Professional fees	$93,936	$92,287	$150,679	$188,215
Research and development	$ Nil	$6,989	$ Nil	$15,018
Transfer agent and filing fees	$15,850	$12,961	$17,632	$21,760
Travel	$18,757	$7,717	$38,256	$29,032
Interest expense	$325,337	$212,878	$674,229	$396,346
Net Loss	$(744,681)	$(927,186)	$(2,086,420)	$(1,558,092)

Expenses for the three month period ended September 30, 2014 were $419,344 as compared to $714,308 for the three month period ended September 30, 2013. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The decrease in operating expenses is primarily attributed to a foreign exchange gain and decreases in amortization of intangible assets and research and development expenses.

Expenses for the six month period ended September 30, 2014 were $1,412,191 as compared to $1,161,746 for the six month period ended September 30, 2013. The increase in operating expenses is primarily attributed to increases in amortization of intangible assets, office and miscellaneous expenses, and travel expenses

For the three month period ended September 30, 2014, our company had a net loss of $744,681 ($0.05 per share) compared to a net loss of $927,186 ($0.07 per share) for the three month period ended September 30, 2013. In addition to the operating expenses noted above, for the three month period ended September 30, 2014, our company had interest expense of $325,337 as compared to interest expense of $212,878 for the three month period ended September 30, 2013.

For the six month period ended September 30, 2014, our company had a net loss of $2,086,420 ($0.13 per share) compared to a net loss of $1,558,092 ($0.13 per share) for the six month period ended September 30, 2013. For the six month period ended September 30, 2014, our company had interest expense of $674,229 as compared to interest expense of $396,346 for the six month period ended September 30, 2013.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2014	As at March 31, 2014
Current Assets	$35,324	$208,263
Current Liabilities	$9,840,305	$8,442,681
Working Capital (Deficit)	$(9,804,981)	$(8,234,418)

 Cash Flows

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Net cash used in operating activities	$355,848)	$(186,001)
Net cash provided by investing activities	$ Nil	$16,263
Net cash provided by financing activities	$223,362	$114,876
Effect of foreign exchange	$(44,514)	$(35,228)
Net decrease in cash	$(177,000)	$(90,090)

As of September 30, 2014, we had $28,571 in cash, $35,324 in total current assets, $9,840,305 in total current liabilities and a working capital deficit of $9,804,981. As of March 31, 2014, we had a working capital deficit of $8,234,418.

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the six months ended September 30, 2014, we spent $355,848 on operating activities, whereas $186,001was spent on operating activities for the six month period ended September 30, 2013.

During the six months ended September 30, 2014, we used $Nil in investing activities, whereas we acquired $16,263 from investing activities during the three months ended September 30, 2013.

During the six months ended September 30, 2014, we received $223,362 from financing activities, which consisted of $300,000 in proceeds from convertible debentures issued offset by a $76,638 in repayments to related parties, whereas we received $114,876 from financing activities during the six months ended September 30, 2013.

120

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning October 2014) will be approximately $770,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $770,000 to proceed with our business plan over the next 12 months. As of September 30, 2014, we had $28,571 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the six month period ended September 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

Our company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, our company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

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

Item 2. Unregistered Sales of Equity Securities

On May 27, 2014, we entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company.

The convertible debenture was issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On June 12, 2014, we entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company.

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

PACIFIC GREEN TECHNOLOGIES INC.
Date: November 14, 2014	/s/ Neil Carmichael
Neil Carmichael
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

18