Form 10-K/A
period 2014-03-31
Pacific Green Technologies Inc.
filed 2015-02-06
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended March 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 15, 2014 (the “Original Filing Date”) to include an audit opinion for the fiscal year ended March 31, 2013 in accordance with Rule 8-02 of Regulation S-X, to revise the disclosure in Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure to this Form 10-K/A, and certain other incidental changes. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K, as amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date);

●	June 12, 2014, $1,000,000 (this amount remains unpaid);

●	June 12, 2015, $1,000,000;

●	June 12, 2016, $1,000,000; and

●	June 12, 2017, $1,000,000.

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

In accordance with our business purpose and strategy outlined above, our efforts to analyze potential business opportunities will consider the following factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;

●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	strength and diversity of management, either in place or scheduled for recruitment;

●	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

●	the extent to which the business opportunity can be advanced;

●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	other relevant factors

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

Pursuant to the agreement, our company agreed to compensate Mr. Williams for serving as a business development director of our company with:

●	GBP£450 (approximately $730) per day and a guarantee of a minimum of four days a month for six months;

●	GBP£50,000 (approximately $81,000) when we are in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of our 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”);

●	options on the Financial Close of the completion of the Project to purchase 10,000 common shares in our company at $2 per share; and

●	on the Financial Close of the Project, 20,000 common shares of our company from PGG.

In addition to the above compensation, we agreed to compensate Mr. Williams with commissions of:

●	10%, 8% and 6% for the first, second and third years, respectively, for Envi emissions control equipment sales on any license fees generated;

●	3% of net sales for Envi emissions control equipment sales that are direct sales (with no third party commissions);

●	1% of net sales of any for Envi emissions control equipment sales from third party agents;

●	5% of any financial equity raised for our company prior to the close of the Project;

●	0.25% of any debt introduced for the Project;

●	0.5% of any financial equity introduced for the Project;

●	10%, 6%, 4% and 2% for years 1, 2, 3 and thereafter, respectively, of any heat off-take sales related to the Project entered into before December 31, 2013;

●	5%, 3% and 2% for years 1, 2 and thereafter, respectively, of any heat off-take sales related to the Project entered into on or after December 31, 2013; and

●	0.25% and 0.2% for years 1 and 2, respectively, of power purchase agreements.

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

We now own the proprietary emission abatement systems, currently known as ENVI-Clean™, ENVI-Pure™, for removing acid gases, particulate matter, dioxins, VOCs and other regulated hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels, and ENVI-SEA™, scrubber that can be applied to diesel exhaust emissions that require sulphur and particulate matter abatement, previously owned or controlled by the Debtors, and includes, without limitation, all developments, improvements, and derivative works based upon or incorporating the Technology, all work product created by the Debtors, and all intellectual property in the foregoing.

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

PGG disposed of:

1.	37,778 shares of common stock at $4.00 per share on July 22, 2013;

2.	62,600 shares of common stock at $3.00 per share on August 9, 2013;

3.	16,000 shares of common stock at $4.00 per share on September 17, 2013; and

4.	210,834 shares of common stock at $3.00 per share on September 24, 2013

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

{W0268305.DOCX}ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

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

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Other Comprehensive	Deficit Accumulated During the Development	Shareholders’ Equity
	Shares #	Amount $	Issuable $	Capital $	Income (Loss) $	Stage $	(Deficit) $

Balance, April 5, 2011 (date of inception)	–	–	–	–	–	–	–

Common stock issued for cash	5,000,000	5,000	–	(4,998)	–	–	2
Imputed interest	–	–	–	1,419	–	–	1,419
Foreign exchange translation loss	–	–	–	–	(247)	–	(247)
Net loss for the period	–	–	–	–	–	(159,387)	(159,387)

Balance, March 31, 2012	5,000,000	5,000	–	(3,579)	(247)	(159,387)	(158,213)

Recapitalization of PGT Inc.	27,404	27	–	(1,446)	–	(3,773,877)	(3,775,296)
Common stock issued for cash	600,000	600	–	599,400	–	–	600,000
Conversion of promissory note	100,000	100	–	599,466	–	–	599,566
Imputed interest	–	–	–	61,148	–	–	61,148
Stock-based compensation	–	–	–	311,877	–	–	311,877
Foreign exchange translation gain	–	–	–	–	11,196	–	11,196
Net loss for the year	–	–	–	–	–	(2,449,668)	(2,449,668)

Balance, March 31, 2013	5,727,404	5,727	–	1,566,866	10,949	(6,382,932)	(4,799,390)

Common stock issued for cash	443,750	444	–	1,564,556	–	–	1,565,000
Stock issued to acquire assets of EnviroTechnologies	6,650,527	6,651	8,868,523	26,595,458	–	–	35,470,632
Common stock issued to acquire PGEP	3,500,000	3,500	–	13,996,500	–	–	14,000,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation loss					(120,089)	–	(120,089)
Net loss for the year	–	–	–	–	–	(33,707,511)	(33,707,511)

Balance, March 31, 2014	16,321,681	16,322	8,868,523	44,623,380	(109,140)	(40,090,443)	13,308,642

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

Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the issued and outstanding shares of common stock of PGEP from the shareholders in exchange for:

	i	a payment of $100 upon execution of the stock purchase agreement (paid);

	ii	$14,000,000 paid in shares of common stock of the Company at a deemed price at the lower of $4 per share or the average closing price per share of its capital stock in the ten trading days immediately preceding the date of closing of the stock purchase agreement (issued);

	iii	$3,000,000 payable in shares of common stock of the Company at a deemed price at the lower of $4 per share or the average closing price per share of its capital stock in the ten trading days immediately preceding the date upon which PGEP either purchases the property or secures a lease permitting PGEP to operate the facility on the property, which has not yet occurred; and

	iv	subject to leasing or purchasing the property and PGEP securing sufficient financing for the construction of the facility, $33,000,000 payable in shares of common stock of the Company at a deemed price at the lower of $4 per share or the average closing price per share of its common stock in the ten trading days immediately preceding the date that PGEP secures sufficient financing for the construction of the facility, which has not yet occurred.

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

The Company has net operating losses carried forward of $16,931,035 which may be carried forward to apply against future year income tax for income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

$

2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,970

16,931,035

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Previous independent registered public accounting firm

(i)	On July 16, 2013, our company formally informed MNP LLP of their dismissal as our company’s independent registered public accounting firm.

(ii)	The reports of MNP LLP on our company’s consolidated financial statements as of and for the fiscal year ended March 31, 2013 and March 31, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

(iii)	Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

(iv)	During the two fiscal years ended March 31, 2013 and March 31, 2012, and through the subsequent interim period to July 16, 2013 (the date of change in accountants), there were no disagreements with MNP LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MNP LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

(b) New independent registered public accounting firm

(i)	On July 22, 2013, our company engaged Saturna Group Chartered Accountants LLP as its new independent registered public accounting firm. During the two fiscal years ended March 31, 2013 and March 31, 2012 and through July 22, 2013, our company had not consulted with Saturna Group Chartered Accountants LLP regarding any of the following:

(ii)	The application of accounting principles to a specific transaction, either completed or proposed;

(iii)	The type of audit opinion that might be rendered on our company’s consolidated financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Saturna Group Chartered Accountants LLP concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iv)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	We did not maintain appropriate cash controls – As of March 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.

●	We did not implement appropriate information technology controls – As at March 31, 2014, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2014- 2015.

●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

	Year Ended
	March 31, 2014 $	March 31, 2013 $
Audit Fees	$19,000	$28,000
Audit Related Fees	21,500	13,250
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	40,500	41,250

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	1.	Financial statements for our company are listed in the index under Item 8 of this document.

	2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)

Exhibit Number	Description
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report filed on Form 10-Q on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 6, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 6, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: February 6, 2015	By:	/s/ Jordan Starkman
Jordan Starkman
Director

Dated: February 6, 2015	By:	/s/ Andrew Jolly
Andrew Jolly
Director

