Form 10-Q
period 2014-12-31
Pacific Green Technologies Inc.
filed 2015-02-23
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
(Do not check if a smaller reporting company)

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

16,321,681 common shares issued and outstanding as of February 16, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended December 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations and Comprehensive Loss	F–2

Consolidated Statements of Cash Flows	F–3

Notes to Consolidated Financial Statements	F–4

4

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2014 $	March 31, 2014 $
	(unaudited)

ASSETS

Cash	3,584	205,571
VAT receivable	5,887	2,005
Prepaid expenses	687	687
Due from related party (Note 8)	11,257	–

Total Current Assets	21,415	208,263

Intangible assets (Note 3)	22,547,338	23,644,629

Total Assets	22,568,753	23,852,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	685,928	449,850
Derivative liabilities (Note 6)	38,756	–
Loan payable (Note 4)	677,600	725,319
Convertible debentures, net of unamortized discount of $36,315 and $nil, respectively (Note 5)	263,685	–
Current portion of note payable, net of unamortized discount of $72,091 and $33,438, respectively (Note 7)	2,927,909	1,966,562
Due to related parties (Note 8)	5,309,882	5,300,950

Total Current Liabilities	9,903,760	8,442,681

Note payable, net of unamortized discount of $547,227 and $898,431, respectively (Note 7)	1,452,773	2,101,569

Total Liabilities	11,356,533	10,544,250

Nature of Operations and Continuance of Business (Note 1)

Commitments (Note 11)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 shares issued and outstanding	16,322	16,322

Common stock issuable (Note 3)	8,868,523	8,868,523

Additional paid-in capital	45,298,380	44,623,380

Accumulated other comprehensive loss	(8,150)	(109,140)

Deficit	(42,962,855)	(40,090,443)

Total Stockholders’ Equity	11,212,220	13,308,642

Total Liabilities and Stockholders’ Equity	22,568,753	23,852,892

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2014 $	Three Months Ended December 31, 2013 $	Nine Months Ended December 31, 2014 $	Nine Months Ended December 31, 2013 $

Revenue	–	–	–	–

Expenses

Amortization of intangible assets	365,764	399,401	1,097,291	761,248
Consulting fees (Note 8)	204,563	281,063	684,885	831,926
Foreign exchange gain	(160,740)	(131,811)	(188,313)	(150,741)
Office and miscellaneous	7,756	44,030	29,104	57,971
Professional fees	29,667	85,899	180,346	274,114
Research and development	–	17,723	–	32,741
Transfer agent and filing fees	5,890	9,011	23,522	30,771
Travel	247	19,007	38,503	48,039

Total operating expenses	453,147	724,323	1,865,338	1,886,069

Loss before other income (expense)	(453,147)	(724,323)	(1,865,338)	(1,886,069)

Other income (expense)

Gain on change in fair value of derivative liabilities (Note 6)	4,959	–	4,959	–
Interest expense (Notes 5 and 7)	(337,804)	(220,646)	(1,012,033)	(616,992)

Total other income (expense)	(332,845)	(220,646)	(1,007,074)	(616,992)

Net loss for the period	(785,992)	(944,969)	(2,872,412)	(2,503,061)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	58,504	(31,408)	100,990	(109,658)

Comprehensive loss for the period	(727,488)	(976,377)	(2,771,422)	(2,612,719)

Net loss per share, basic and diluted	(0.05)	(0.06)	(0.18)	(0.19)

Weighted average number of shares outstanding	16,321,681	15,929,107	16,321,681	13,167,856

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2014 $	Nine Months Ended December 31, 2013 $

Operating Activities

Net loss for the period	(2,872,412)	(2,503,061)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	319,951	371,037
Amortization of intangible assets	1,097,291	761,248
Gain on change in fair value of derivative liabilities	(4,959)	–
Imputed interest	675,000	238,313

Changes in operating assets and liabilities:
Accounts receivable	–	206,663
VAT receivable	(3,882)	(19,368)
Prepaid expenses	–	(20,783)
Due from related party	(11,257)	–
Accounts payable and accrued liabilities	238,270	(194,494)
Due to related parties	259,993	437,932

Net Cash Used In Operating Activities	(302,005)	(722,513)

Investing Activities

Cash acquired on acquisition of subsidiary	–	16,263
Acquisition of intangible assets	–	(21,311)

Net Cash Used In Investing Activities	–	(5,048)

Financing Activities

Proceeds from related parties	33,500	14,876
Repayments to related parties	(65,381)	–
Proceeds from the issuance of common shares	–	1,040,000
Proceeds from convertible debentures	300,000	–

Net Cash Provided by Financing Activities	268,119	1,054,876

Effect of Foreign Exchange Rate Changes on Cash	(168,101)	(49,453)

Change in Cash	(201,987)	277,862

Cash, Beginning of Period	205,571	93,228

Cash, End of Period	3,584	371,090

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	–	330,842
Common stock issued for acquisition of intangible asset	–	26,602,108
Recognition of debt discount due to derivative	43,715	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2014, the Company has not generated any revenues, has a working capital deficit of $9,882,345, and has an accumulated deficit of $42,962,855 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)	Financial Instruments

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

The Company’s financial instruments consist principally of cash, VAT receivable, amount due from a related party, accounts payable and accrued liabilities, loans payable, convertible debentures, note payable, and amounts to due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(b)	Financial Instruments (continued)

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains (losses) $

Derivative liabilities	–	–	38,756	4,959

Total	–	–	38,756	4,959

During the period ended December 31, 2014, the Company recognized a gain on change in fair value of derivative liabilities of $4,959.

(c)	Recent Accounting Pronouncements

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

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2014 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(2,388,687)	(10,916,531)	22,547,338	23,644,629

On May 15, 2013, the Company acquired PGEP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares. EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”). which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one for ten basis. As at December 31, 2014, the Company has a remaining 2,217,130 shares of its common stock to be issued to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable.

4.	Loan Payable

On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $677,600 (£435,000) loan, bearing interest at 6.5% per annum and due on December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

5.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $12,225 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended December 31, 2014, the Company had amortized $6,372 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $172,450 (March 31, 2014 - $nil) and the fair value of the derivative liability was $24,976 (March 31, 2014 - $nil).

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $4,515 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended December 31, 2014, the Company had amortized $1,028 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $91,235 (March 31, 2014 - $nil) and the fair value of the derivative liability was $13,780 (March 31, 2014 - $nil).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

6.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended December 31, 2014, the Company recorded a gain on the change in fair value of derivative liability of $4,959 (2013 - $nil). As at December 31, 2014, the Company recorded a derivative liability of $38,756 (March 31, 2014 - $nil).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended December 31, 2014:

	May 27, 2014 Convertible Debenture		June 12, 2014 Convertible Debenture
	As at December 31, 2014	As at November 27, 2014	As at December 31, 2014	As at December 12, 2014

Estimated common stock issuable upon conversion	468,560	286,606	221,076	173,195
Estimated exercise price	0.45	0.73	0.45	0.61
Risk-free interest rate	12%	7%	12%	9%
Expected dividend yield	–	–	–	–
Expected volatility	170%	179%	176%	179%
Expected life (in years)	0.4	0.5	0.46	0.5

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2014	–

Debt discount due to derivative	43,715
Mark to market adjustment at December 31, 2014	(4,959)

Balance, December 31, 2014	38,756

7.	Note Payable

	December 31, 2014 $	March 31, 2014 $

Opening balance	4,068,131	3,574,399

Accretion of unamortized discount	312,551	493,732

Ending balance	4,380,682	4,068,131

Less: current portion	2,927,909	1,966,562

Long-term portion	1,452,773	2,101,569

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

7.	Note Payable (continued)

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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the nine months ended December 31, 2014, the Company recorded imputed interest of $675,000 (2013 - $238,313) at a rate of 18% per annum which has been included in additional paid-in capital.

8.	Related Party Transactions

(a)	During the nine months ended December 31, 2014, the Company incurred $nil (2013 - $21,465) in consulting fees to former directors of a wholly owned subsidiary of the Company.

(b)	During the nine months ended December 31, 2014, the Company incurred $180,000 (2013 – $180,000) in consulting fees to a company controlled by a director of a wholly owned subsidiary of the Company.

(c)	During the nine months ended December 31, 2014, the Company incurred $35,406 (2013 – $11,536) in consulting fees to a company controlled by a director of the Company.

(d)	As at December 31, 2014, $30,110 (19,329 GBP) (March 31, 2014 – $33,348 (20,000 GBP)) was owed to a company controlled by former directors of EPSB for consulting fees incurred, which is included in accounts payable and accrued liabilities.

(e)	As at December 31, 2014, the Company owed $5,223,110 (March 31, 2014 – $3,746,282) to a company controlled by a director of a wholly owned subsidiary of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at December 31, 2014, the Company owed $31,222 (20,042 GBP) (March 31, 2014 – $33,418 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(g)	As at December 31, 2014, the Company owed $49,509 (March 31, 2014 – $832,883) to a significant shareholder. Of this amount, $39,387 is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(h)	As at December 31, 2014, the Company owed $6,041 (March 31, 2014 – $688,367) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(i)	As at December 31, 2014, the Company was owed $11,257 (March 31, 2014 – $nil) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

9.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2014	62,500	0.01

Expired	(62,500)	0.01

Balance, December 31, 2014	–	–	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

10.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

December 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	22,547,338	–	22,547,338

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	23,644,629	–	23,644,629

11.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:
i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On February 10, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Davis Option”). Pursuant to the agreement, the option expires on August 10, 2011. If EPSB exercises its option within 18 months from the date of the Option Agreement, the purchase price will be £3,500,000. Otherwise, the purchase price will be £4,000,000. The sellers also have a Share Option, in which they can substitute £1,000,000 of the purchase price for 5% of the nominal value of the common stock of EPSB (“Consideration Shares”).

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

On October 4, 2012, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the purchase price was increased to £4,200,000 and the Share Option was removed.

On May 9, 2013, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to August 9, 2014.

On August 8, 2014, EPSB entered into a supplemental agreement to amend certain terms of the Option Agreement. Pursuant to the supplemental agreement, the expiry date of the Option Agreement was extended to March 31, 2015.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

11.	Commitments (continued)

(f)	On October 22, 2013, the Company entered into an agreement with a director whereby the director will focus on developing potential new business opportunities and general sales on behalf of the Company. For these services the Company has agreed to pay compensation as follows:

●	£450 per day and a guarantee of a minimum of four days per month for six months;
●	£50,000 when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Company’s 49MW biomass power plant at Sutton Bridge, Lincolnshire (the “Project”);
●	options on the Financial Close of the completion of the Project to purchase 10,000 common shares of the Company for $2 per share, and
●	on the Financial Close of the Project, 20,000 common shares of Pacific Green Group Limited.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at December 31, 2014, we owed Sichel $nil and we owed PGG $5,223,110. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

The assignment and share transfer agreement provided for the acquisition of 100% of the issued and outstanding shares of Pacific Green Technologies Limited, formerly PGG’s subsidiary in the United Kingdom. Additionally, PGG assigned to our company a ten year exclusive worldwide representation agreement with EnviroTechnologies Inc., (formerly EnviroResolutions, Inc.), a Delaware corporation, to market and sell EnviroTechnologies’ current and future environmental technologies. The representation agreement entitles PGG to a commission of 20% of all sales (net of taxes) generated by EnviroTechnologies. Pursuant to the terms of the assignment and share transfer agreement, all rights and obligations under the representation agreement have been transferred to our company. We currently anticipate that sales under the representation agreement will be our sole source of revenue for the foreseeable future. We had intended to complete an acquisition of EnviroTechnologies, as this would have been a logical step in our development. However, as discussed herein, we have settled with EnviroTechnologies as an alternative.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2014, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2015, $1,000,000;

●	June 12, 2016, $1,000,000; and

●	June 12, 2017, $1,000,000.

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

Other Business Matters

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 per year for the term of the agreement and was granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. The director agreement and related options are in the process of being renewed. As of the date of this quarterly report, the options issued to Dr. Carmichael have not been exercised.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of December 31, 2014, 22,171,332 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

PREL was incorporated by GEPL to develop a 79MWe waste to energy power station at Peterborough, United Kingdom (the “Peterborough Plant”). The Peterborough Plant has full planning permission at 79MWe and environmental agency permits. It is understood that the Peterborough Plant will be built in two stages at a total capital cost of approximately GBP£500 million (approximately $824,534,442). As of May 17, 2013, PREL owned 20% of Energy Park Investments Limited, the holding company that is currently intended to finance the development of the Peterborough Plant in turn through its wholly owned operating subsidiary Energy Park Peterborough Limited.

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

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company. Effective September 1, 2014, the monthly fee for Mr. Jolly was reduced to GBP£1,000 (approximately $1,617).

On October 11, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we agreed to acquire 674,107 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.

On December 18, 2013, we announced that our company engaged BlueMount Capital to spearhead the development of its proprietary emission control technologies, ENVI-Clean™ and ENVI-Pure™, in the People's Republic of China (“PRC”). In addition to corporate finance advisory services both within and outside China, BlueMount offers a tailored service to clients wishing to enter the PRC market with a particular emphasis on companies that own proprietary technology, intellectual property and expertise. To that end, BlueMount provides a comprehensive suite of services to enhance the effectiveness and long-term sustainability of foreign brands entering the PRC market via: Our company's strategic objective is to establish an operating presence in China with established local partners and rapidly rollout its technologies.

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

On May 27, 2014, we entered into a $200,000 convertible debenture with Intrawest Overseas Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average offer price of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at December 31, 2014, our company recorded accrued interest of $12,225 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

Our company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, our company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in our company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended December 31, 2014, our company had amortized $6,372 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $172,450 (March 31, 2014 - $nil) and the fair value of the derivative liability was $24,976 (March 31, 2014 - $nil).

On June 12, 2014, we entered into a $100,000 convertible debenture with Gerstle Consulting Pty Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at December 31, 2014, our company recorded accrued interest of $4,515 (March 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

Our company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, our company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in our company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the period ended December 31, 2014, our company had amortized $1,028 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $91,235 (March 31, 2014 - $nil) and the fair value of the derivative liability was $13,780 (March 31, 2014 - $nil).

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended December 31, 2014 and 2013.

Our net loss for the three and nine month periods ended December 31, 2014 and 2013 are summarized as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014		2013
Amortization of intangible assets		$365,764		$399,401		$1,097,291	$761,248
Consulting fees		$204,563		$281,063		$684,885	$831,926
Foreign exchange (gain) loss		$(160,740)		$(131,811)		$(188,313)	$(150,741)
Office and miscellaneous		$7,756		$44,030		$29,104	$57,971
Professional fees		$29,667		$85,899		$180,346	$274,114
Research and development	$	Nil		$17,723	$	Nil	$32,741
Transfer agent and filing fees		$5,890		$9,011		$23,522	$30,771
Travel		$247		$19,007		$38,503	$48,039
(Gain) on change in fair value of derivative liabilities		$(4,959)	$	Nil		$(4,959)	$ Nil
Interest expense		$337,804		$220,646		$1,012,033	$616,992
Net Loss		$(785,992)		$(944,969)		$(2,872,412)	$(2,503,061)

Expenses for the three month period ended December 31, 2014 were $453,147 as compared to $724,323 for the three month period ended December 31, 2013. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The decrease in operating expenses is primarily attributed to decreases in amortization of intangible assets, consulting fees, office and miscellaneous, professional fees, research and development, transfer agent and filing fees, and travel expenses.

Expenses for the nine month period ended December 31, 2014 were $1,865,338 as compared to $1,886,069 for the nine month period ended December 31, 2013. The decrease in operating expenses is primarily attributed to decreases in consulting fees, professional fees, research and development, transfer agent and filing fees, and travel expenses.

For the three month period ended December 31, 2014, our company had a net loss of $785,992 ($0.05 per share) compared to a net loss of $944,969 ($0.06 per share) for the three month period ended December 31, 2013. In addition to the operating expenses noted above, for the three month period ended December 31, 2014, our company had interest expense of $337,804 as compared to interest expense of $220,646 for the three month period ended December 31, 2013.

For the nine month period ended December 31, 2014, our company had a net loss of $2,872,412 ($0.18 per share) compared to a net loss of $2,503,061 ($0.19 per share) for the nine month period ended December 31, 2013. For the nine month period ended December 31, 2014, our company had interest expense of $1,012,033 as compared to interest expense of $616,992 for the nine month period ended December 31, 2013.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2014	As at March 31, 2014
Current Assets	$21,415	$208,263
Current Liabilities	$9,903,760	$8,442,681
Working Capital (Deficit)	$(9,882,345)	$(8,234,418)

Cash Flows

	Nine Months Ended December 31, 2014		Nine Months Ended December 31, 2013
Net cash used in operating activities		$(302,005)	$(722,513)
Net cash used in investing activities	$	Nil	$(5,048)
Net cash provided by financing activities		$268,119	$1,054,876
Effect of foreign exchange		$(168,101)	$(49,453)
Net increase (decrease) in cash		$(201,987)	$277,862

As of December 31, 2014, we had $3,584 in cash, $21,415 in total current assets, $9,903,760 in total current liabilities and a working capital deficit of $9,882,345. As of March 31, 2014, we had a working capital deficit of $8,234,418.

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the nine months ended December 31, 2014, we spent $302,005 on operating activities, whereas $722,513 was spent on operating activities for the nine month period ended December 31, 2013.

During the nine months ended December 31, 2014, we had $nil in investing activities, whereas we used $5,048 in investing activities during the three months ended December 31, 2013.

During the nine months ended December 31, 2014, we received $268,119 from financing activities, which consisted of $33,500 in proceeds from related parties and $300,000 in proceeds from convertible debentures issued, offset by a $65,381 in repayments to related parties, whereas we received $1,054,876 from financing activities during the nine months ended December 31, 2013.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning January 2015) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	200,000
Marketing and advertising	25,000
Investor relations and capital raising	50,000
Management and operating costs	125,000
Salaries and consulting fees	350,000
General and administrative expenses	75,000
Total	$825,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $825,000 to proceed with our business plan over the next 12 months. As of December 31, 2014, we had $3,584 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the nine month period ended December 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of derivative liabilities and convertible debentures, valuation of note payable, stock-based compensation, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Financial Instruments

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

Our company’s financial instruments consist principally of cash, VAT receivable, amount due from a related party, accounts payable and accrued liabilities, loans payable, convertible debentures, note payable, and amounts to due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2014, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains (losses) $

Derivative liabilities	–	–	38,756	4,959

Total	–	–	38,756	4,959

During the period ended December 31, 2014, our company recognized a gain on change in fair value of derivative liabilities of $4,959.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

Exhibit Number	Description
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 23, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

