Form 10-K/A
period 2014-03-31
Pacific Green Technologies Inc.
filed 2015-07-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A #2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Amendment No. 2 on Form 10-K/A #2 (this “Amendment”) to our Annual Report on Form 10-K/A for the year ended March 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on February 6, 2015 (the “Original Filing Date”) to restate the annual audited financial statements for the year ended March 31, 2015.

On June 29, 2015, our auditors, Saturna Group Chartered Accountants LLP, notified us that it believed there was an error in our financial statements resulting from further impairment of the intangible asset of our company. Management further discussed the matter with Saturna Group Chartered Accountants LLP and both parties agreed that the calculation for the impairment of the intangible asset was incorrectly calculated and we determined that the effect of such misstatement was material.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-Q, as amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment (No. 2) and are included as Exhibits 31.1 and 32.1 hereto.

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

PGG disposed of:

1	37,778 shares of common stock at $4.00 per share on July 22, 2013;

2	62,600 shares of common stock at $3.00 per share on August 9, 2013;

3	16,000 shares of common stock at $4.00 per share on September 17, 2013; and

4	210,834 shares of common stock at $3.00 per share on September 24, 2013.

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

Our operating expenses for the years ended March 31, 2014 and 2013 and from April 5, 2011 (inception) to March 31, 2014 are summarized as follows:

	Year Ended March 31,				Period from April 5, 2011 (Inception) to March 31,
	2014		2013		2014
Amortization of intangible assets		$1,291,396	$	Nil	$1,291,396
Consulting fees		$1,222,364		$1,648,709	$2,959,624
Foreign exchange loss (gain)		$(310,923)		$4,012	$(306,911)
Impairment of intangible assets		$38,886,207	$	Nil	$38,886,207
Office and miscellaneous		$103,493		$21,074	$130,395
Professional fees		$334,374		$196,957	$547,034
Research and development	$	Nil		$12,251	$60,137
Transfer agent and filing fees		$45,724		$9,879	$55,603
Travel		$48,039		$33,555	$81,594
Total operating expenses		$41,620,674		$1,926,437	$43,705,079

Expenses for the year ended March 31, 2014 were $41,620,674 as compared to $1,926,437 for the year ended March 31, 2013. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs.. The increase in operating expenses is primarily attributed to increases in amortization of intangible assets, consulting fees, impairment of intangible assets, office and miscellaneous expenses, professional fees, transfer agent and filing fees, and travel expenses.

For the year ended March 31, 2014, our company had a net loss of $43,248,235 ($3.11 per share) compared to a net loss of $2,449,668 ($0.46 per share) for the year ended March 31, 2013. In addition to the operating expenses noted above, for the year ended March 31, 2014, our company had $1,393,691 (2013 - $523,231) in interest expense and $233,870 (2013 - $nil) in other loss.

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

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $45,857,290 from our inception on April 5, 2011 to March 31, 2014 was funded primarily by advances from related parties and proceeds from the issuance of shares.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

July 11, 2014, with the exception of Note 15, which is as of June 30, 2015

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2014 $	March 31, 2013 $
	(Restated - Note 15)
ASSETS

Cash	205,571	93,228
VAT receivable	2,005	–
Prepaid expenses	687	687
Due from related party (Note 8)	–	206,663

Total Current Assets	208,263	300,578

Intangible assets (Note 5)	14,103,905	–

Total Assets	14,312,168	300,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	449,850	264,088
Loans payable (Note 6)	725,319	100,000
Current portion of note payable, net of unamortized discount of $33,438 (Note 7)	1,966,562	968,656
Due to related parties (Note 8)	5,300,950	1,161,481

Total Current Liabilities	8,442,681	2,494,225

Note payable, net of unamortized discount of $898,431 (Note 7)	2,101,569	2,605,743

Total Liabilities	10,544,250	5,099,968

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders’ Equity (Deficit)

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 and 5,727,404 shares issued and outstanding, respectively	16,322	5,727

Common stock issuable (Note 5)	8,868,523	–

Additional paid-in capital	44,623,380	1,566,866

Accumulated other comprehensive income (loss)	(109,140)	10,949

Deficit accumulated during the development stage	(49,631,167)	(6,382,932)

Total Stockholders’ Equity (Deficit)	3,767,918	(4,799,390)

Total Liabilities and Stockholders’ Equity (Deficit)	14,312,168	300,578

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2014 $	Year Ended March 31, 2013 $	Accumulated from April 5, 2011 (Date of Inception) to March 31, 2014 $
	(Restated - Note 15)		(Restated - Note 15)
Revenue	–	–	–

Expenses

Amortization of intangible assets	1,291,396	–	1,291,396
Consulting fees (Note 8)	1,222,364	1,648,709	2,959,624
Foreign exchange loss (gain)	(310,923)	4,012	(306,911)
Impairment of intangible assets (Note 5)	38,886,207	–	38,886,207
Office and miscellaneous	103,493	21,074	130,395
Professional fees	334,374	196,957	547,034
Research and development	–	12,251	60,137
Transfer agent and filing fees	45,724	9,879	55,603
Travel	48,039	33,555	81,594

Total operating expenses	41,620,674	1,926,437	43,705,079

Loss before other expenses	(41,620,674)	(1,926,437)	(43,705,079)

Other expenses

Interest expense (Note 7)	(1,393,691)	(523,231)	(1,918,341)
Other loss (Note 13)	(233,870)	–	(233,870)

Total other expenses	(1,627,561)	(523,231)	(2,152,211)

Net loss for the period	(43,248,235)	(2,449,668)	(45,857,290)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(120,089)	11,196	(109,140)

Comprehensive loss for the period	(43,368,324)	(2,438,472)	(45,966,430)

Net loss per share, basic and diluted	(3.11)	(0.46)

Weighted average number of shares outstanding	13,920,819	5,372,732

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Other Comprehensive Income	Deficit Accumulated During the Development	Shareholders’ Equity
	Shares #	Amount $	Issuable $	Capital $	(Loss) $	Stage $	(Deficit) $

Balance, April 5, 2011 (date of inception)	–	–	–	–	–	–	–

Common stock issued for cash	5,000,000	5,000	–	(4,998)	–	–	2
Imputed interest	–	–	–	1,419	–	–	1,419
Foreign exchange translation loss	–	–	–	–	(247)	–	(247)
Net loss for the period	–	–	–	–	–	(159,387)	(159,387)

Balance, March 31, 2012	5,000,000	5,000	–	(3,579)	(247)	(159,387)	(158,213)

Recapitalization of PGT Inc.	27,404	27	–	(1,446)	–	(3,773,877)	(3,775,296)
Common stock issued for cash	600,000	600	–	599,400	–	–	600,000
Conversion of promissory note	100,000	100	–	599,466	–	–	599,566
Imputed interest	–	–	–	61,148	–	–	61,148
Stock-based compensation	–	–	–	311,877	–	–	311,877
Foreign exchange translation gain	–	–	–	–	11,196	–	11,196
Net loss for the year	–	–	–	–	–	(2,449,668)	(2,449,668)

Balance, March 31, 2013	5,727,404	5,727	–	1,566,866	10,949	(6,382,932)	(4,799,390)

Common stock issued for cash	443,750	444	–	1,564,556	–	–	1,565,000
Stock issued to acquire assets of EnviroTechnologies	6,650,527	6,651	8,868,523	26,595,458	–	–	35,470,632
Common stock issued to acquire PGEP	3,500,000	3,500	–	13,996,500	–	–	14,000,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation loss					(120,089)	–	(120,089)
Net loss for the year	–	–	–	–	–	(43,248,235)	(43,248,235)

Balance, March 31, 2014 (Restated - Note 15)	16,321,681	16,322	8,868,523	44,623,380	(109,140)	(49,631,167)	3,767,918

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2014 $	Year Ended March 31, 2013 $	Accumulated from April 5, 2011 (Date of Inception) to March 31, 2014 $
	(Restated - Note 15)		(Restated - Note 15)
Operating Activities

Net loss for the period	(43,248,235)	(2,449,668)	(45,857,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	493,732	447,228	940,960
Amortization of intangible assets	1,291,396	–	1,291,396
Impairment of intangible assets	38,886,207	–	38,886,207
Imputed interest	900,000	61,148	962,567
Stock-based compensation	–	911,443	911,443

Changes in operating assets and liabilities:
VAT receivable	(2,005)	12,727	(2,155)
Prepaid expenses	–	(687)	(687)
Due from related party	206,663	–	206,663
Accounts payable and accrued liabilities	(51,393)	95,508	90,528
Due to related parties	278,314	–	278,314

Net Cash Used In Operating Activities	(1,245,321)	(922,301)	(2,292,054)

Investing Activities

Intangible asset expenditures	(82,984)	–	(82,984)
Cash acquired on acquisition of subsidiary	16,263	1,430	17,693

Net Cash Provided by (Used in) Investing Activities	(66,721)	1,430	(65,291)

Financing Activities

Advances from related parties	14,876	310,797	453,424
Proceeds from loan payable	–	100,000	100,000
Repayment of loan payable	(100,000)	–	(100,000)
Proceeds from the issuance of shares	1,565,000	600,000	2,165,002

Net Cash Provided by Financing Activities	1,479,876	1,010,797	2,618,426

Effect of Foreign Exchange Rate Changes on Cash	(55,491)	(46)	(55,510)

Change in Cash	112,343	89,926	205,571

Cash, Beginning of Period	93,228	3,348	–

Cash, End of Period	205,571	93,228	205,571

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	330,840	–	330,840
Common stock issued for acquisition of intangible asset	26,602,108	–	26,602,108

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2014, the Company has not generated any revenues, has a working capital deficit of $8,234,418, and has an accumulated deficit of $49,631,167 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. Dollars)

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2014 Net carrying value $	March 31, 2013 Net carrying value $

Options to acquire land	18,428,952	–	(18,428,952)	–	–
Patents and technical information	35,852,556	(1,291,396)	(20,457,255)	14,103,905	–

	54,281,508	(1,291,396)	(38,886,207)	14,103,905	–

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

As at March 31, 2014, the Company determined that indicators of impairment existed on these intangible assets. Based on a detailed review of operations, access to financing and complexities in the technologies it was determined that, at this early stage, management cannot support the carrying value of the assets. Accordingly, these assets have been written down to an estimated fair value of $14,103,905 based on a financial projection of cash flows.

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

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

March 31, 2014	United States $	United Kingdom $	Total $

Revenue	–	–	–

Intangible assets	14,103,905	–	14,103,905

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

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. Dollars)

14.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2014 $	2013 $

Net loss before taxes	(43,248,235)	(2,449,668)
Statutory tax rate	34%	34%

Expected income tax recovery	14,704,400	832,887
Permanent differences and other	(9,624,775)	(610)
Changes in estimates	(80,520)	5,092
Change in enacted tax rate	(66,625)	2,213
Functional currency adjustments	–	(2,735)
Foreign tax rate difference	(18,750)	(25,497)
Change in valuation allowance	(4,913,730)	(811,350)

Income tax provision	–	–

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

16,931,035

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. Dollars)

15.	Restatement

The Company has restated its consolidated financial statements as at March 31, 2014 and for the year then ended to reflect further impairment of its intangible asset. This restatement resulted in an increase to net loss of $9,540,724 and an increase to loss per share of $0.69.

The impact of the restatement as at March 31, 2014 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As At March 31, 2014
	As Reported $	Adjustment $	As Restated $

Assets

Intangible assets	23,644,629	(9,540,724)	14,103,905

Stockholders’ Equity (Deficit)

Deficit	(40,090,443)	(9,540,724)	(49,631,167)

Consolidated Statement of Operations

	Year Ended March 31, 2014
	As Reported $	Adjustment $	As Restated $

Operating Expenses

Impairment of intangible assets	29,345,483	9,540,724	38,886,207

Net loss	(33,707,511)	(9,540,724)	(43,248,235)

Comprehensive loss	(33,827,600)	(9,540,724)	(43,368,324)

PACIFIC GREEN TECHNOLOGIES INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. Dollars)

15.	Restatement (continued)

	Accumulated from April 5, 2011 (Date of Inception) to March 31, 2014
	As Reported $	Adjustment $	As Restated $

Operating Expenses

Impairment of intangible assets	29,345,483	9,540,724	38,886,207

Net loss	(36,316,566)	(9,540,724)	(45,857,290)

Comprehensive loss	(36,425,706)	(9,540,724)	(45,966,430)

Consolidated Statement of Cash Flows

	Year Ended March 31, 2014
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(33,707,511)	(9,540,724)	(43,248,235)

Impairment of intangible assets	29,345,483	9,540,724	38,886,207

	Accumulated from April 5, 2011 (Date of Inception) to March 31, 2014
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(36,316,566)	(9,540,724)	(45,857,290)

Impairment of intangible assets	29,345,483	9,540,724	38,886,207

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

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2014, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jordan Starkman(1) Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,546 Nil	7,546 Nil

Neil Carmichael(2) President, Secretary, Treasurer and Director	2014 2013	Nil 1,000	Nil Nil	Nil Nil	Nil 311,877	Nil Nil	Nil Nil	Nil Nil	Nil 312,877

Andrew Jolly(3) Director	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	15,204 N/A	15,204 N/A

(1)	Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remains as a member of our board of directors.
(2)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(3)	Andrew Jolly was appointed as a director of our company on October 1, 2013.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jordan Starkman(2) 3651 Lindell Road Unit D155 Las Vegas NV 89103	Nil	Nil
Neil Carmichael(3) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	102,500(4)(5) Common Shares	*
Andrew Jolly(6) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	Nil Common Shares	Nil
Directors and Executive Officers as a Group	102,500 Common Shares	0.63%
Pacific Green Group Limited(7) Bison Court, Road Town Tortola, British Virgin Islands	6,570,234 Common Shares	40.25%
Diodati Investments Limited Palm Grove House P.O. Box 438, Road Town, Tortola, British Virgin Islands	1,440,425 Common Shares	8.82%
Rhumline Limited Bison Court, Road Town, Tortola, British Virgin Islands	1,299,408 Common Shares	7.96%
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	897,076	5.50%
Over 5% Shareholders	10,207,143 Common Shares	62.53%

*	Less than 1%

1.	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 25, 2014. As of June 25, 2014 there were 16,321,681 shares of our company's common stock issued and outstanding.
2.	Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remains as a member of our board of directors
3.	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
4.	Includes options to acquire an aggregate of 62,500 shares of common stock by Dr. Carmichael exercisable within 60 days.
5.	Includes 40,000 common shares held indirectly by Neil Carmichael through 1728313 Ontario Ltd.
6.	Andrew Jolly was appointed as a director of our company on October 1, 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	1.	Financial statements for our company are listed in the index under Item 8 of this document.

	2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)

Exhibit Number	Description
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report filed on Form 10-Q on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K/A filed on February 6, 2015)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 14, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 14, 2015	By:	/s/ Jordan Starkman
Jordan Starkman
Director

Dated: July 14, 2015	By:	/s/ Andrew Jolly
Andrew Jolly
Director

