Form 10-Q/A
period 2014-06-30
Pacific Green Technologies Inc.
filed 2015-07-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 19, 2014 (the “Original Filing Date”) to restate the interim financial statements for the quarterly period ended June 30, 2014.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1 and 32.1 hereto.

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

4

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2014 $	March 31, 2014 $
	(Restated – Note 11)
	(unaudited)
ASSETS

Cash	92,007	205,571
VAT receivable	4,777	2,005
Prepaid expenses	687	687

Total Current Assets	97,471	208,263
Intangible assets (Note 3)	13,572,300	14,103,905

Total Assets	13,669,771	14,312,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 7)	448,454	449,850
Loan payable (Note 4)	744,068	725,319
Convertible debenture (Note 5)	200,000	–
Current portion of note payable, net of unamortized discount of $146,371 and $33,438, respectively (Note 6)	2,853,629	1,966,562
Due to related parties (Note 7)	5,474,446	5,300,950

Total Current Liabilities	9,720,597	8,442,681

Note payable, net of unamortized discount of $663,524 and $898,431, respectively (Note 6)	1,336,476	2,101,569

Total Liabilities	11,057,073	10,544,250

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 and 16,321,681 shares issued and outstanding, respectively	16,322	16,322
Common stock issuable (Note 3)	8,868,523	8,868,523
Additional paid-in capital	44,848,380	44,623,380
Accumulated other comprehensive loss	(147,621)	(109,140)
Deficit	(50,972,906)	(49,631,167)
Total Stockholders’ Equity	2,612,698	3,767,918

Total Liabilities and Stockholders’ Equity	13,669,771	14,312,168

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2014, the Company has not generated any revenues, has a working capital deficit of $9,623,126, and has an accumulated deficit of $50,972,906 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2014 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(1,823,001)	(20,457,255)	13,572,300	14,103,905

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

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

June 30, 2014	United States $	United Kingdom $	Total $

Intangible assets	13,572,300	–	13,572,300

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	14,103,905	–	14,103,905

10.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On February 10, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Davis Option”). Pursuant to the agreement, the option expires on August 10, 2011. If EPSB exercises its option within 18 months from the date of the Option Agreement, the purchase price will be £3,500,000. Otherwise, the purchase price will be £4,000,000. The sellers also have a Share Option, in which they can substitute £1,000,000 of the purchase price for 5% of the nominal value of the common stock of EPSB (“Consideration Shares”).

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

Following the completion of the project, the director has agreed to serve as Chief Operating Officer of the Company for which the Company has agreed to pay compensation as follows:

●	a salary of £96,000 per annum;
●	£100,000 bonus when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Project;
●	on the Financial Close, 100,000 common shares of the Company from Pacific Green Group Limited;
●	options to purchase 50,000 common shares of the Company at $2 per share; and
●	on appointment as Chief Operating Officer, 100,000 common shares of the Company from Pacific Green Group Limited.

11.	Restatement

The Company restated its consolidated financial statements as at March 31, 2014 and for the year then ended to reflect further impairment of its intangible asset. This restatement was filed in an amended Form-10K for the year ended March 31, 2014.

The impact of the restatement as at June 30, 2014 and for the three months then ended is summarized below:

Consolidated Balance Sheet

	As At June 30, 2014
	As Reported $	Adjustment $	As Restated $

Assets
Intangible assets	23,113,024	(9,540,724)	13,572,300

Stockholders’ Equity (Deficit)

Deficit	(41,432,182)	(9,540,724)	(50,972,906)

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

PACIFIC GREEN TECHNOLOGIES INC.

Date: July 14, 2015	/s/ Neil Carmichael
Neil Carmichael
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

