Form 10-Q/A
period 2014-09-30
Pacific Green Technologies Inc.
filed 2015-07-14
CIK 1553404

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

☒ YES ☐ NO

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

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2014 (the “Original Filing Date”) to restate the interim financial statements for the quarterly period ended September 30, 2014.

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
	(Restated –
	Note 11)
	(unaudited)

ASSETS

Cash	28,571	205,571
VAT receivable	6,066	2,005
Prepaid expenses	687	687

Total Current Assets	35,324	208,263

Intangible assets (Note 3)	13,372,378	14,103,905

Total Assets	13,407,702	14,312,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 7)	586,926	449,850
Loan payable (Note 4)	705,527	725,319
Convertible debentures (Note 5)	300,000	–
Current portion of note payable, net of unamortized discount of $110,006 and $33,438, respectively (Note 6)	2,889,994	1,966,562
Due to related parties (Note 7)	5,357,858	5,300,950

Total Current Liabilities	9,840,305	8,442,681

Note payable, net of unamortized discount of $606,587 and $898,431, respectively (Note 6)	1,393,413	2,101,569

Total Liabilities	11,233,718	10,544,250

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 and 16,321,681 shares issued and outstanding, respectively	16,322	16,322

Common stock issuable (Note 3)	8,868,523	8,868,523

Additional paid-in capital	45,073,380	44,623,380

Accumulated other comprehensive loss	(66,654)	(109,140)

Deficit	(51,717,587)	(49,631,167)

Total Stockholders’ Equity	2,173,984	3,767,918

Total Liabilities and Stockholders’ Equity	13,407,702	14,312,168

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

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2014 $	Six Months Ended September 30, 2013 $

Operating Activities

Net loss for the period	(2,086,420)	(1,558,092)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable	215,276	250,150
Amortization of intangible assets	731,527	361,847
Imputed interest	450,000	141,182

Changes in operating assets and liabilities:
Accounts receivable	–	188,283
VAT receivable	(4,061)	–
Accounts payable and accrued liabilities	137,984	(126,836)
Due to related parties	199,846	557,465

Net Cash Used In Operating Activities	(355,848)	(186,001)

Investing Activities

Cash acquired on acquisition of subsidiary	–	16,263

Net Cash Provided by Investing Activities	–	16,263

Financing Activities

Proceeds from related parties	–	14,876
Repayments to related parties	(76,638)	–
Proceeds from the issuance of common shares	–	100,000
Proceeds from convertible debentures	300,000	–

Net Cash Provided by Financing Activities	223,362	114,876

Effect of Foreign Exchange Rate Changes on Cash	(44,514)	(35,228)

Decrease in Cash	(177,000)	(90,090)

Cash, Beginning of Period	205,571	93,228

Cash, End of Period	28,571	3,138

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	–	330,842
Common stock issued for acquisition of intangible asset	–	26,280,460

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2014, the Company has not generated any revenues, has a working capital deficit of $9,804,981, and has an accumulated deficit of $51,717,587 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2014 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(2,022,923)	(20,457,255)	13,372,378	14,103,905

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

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

September 30, 2014	United States $	United Kingdom $	Total $

Intangible assets	13,372,378	–	13,372,378

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	14,103,905	–	14,103,905

10.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 common shares of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On February 10, 2009, EPSB entered into an Option Agreement to acquire land located in Lincolnshire, England (the “Property”) (“Davis Option”). Pursuant to the agreement, the option expires on August 10, 2011. If EPSB exercises its option within 18 months from the date of the Option Agreement, the purchase price will be £3,500,000. Otherwise, the purchase price will be £4,000,000. The sellers also have a Share Option, in which they can substitute £1,000,000 of the purchase price for 5% of the nominal value of the common stock of EPSB (“Consideration Shares”).

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

The impact of the restatement as at September 30, 2014 and for the six months then ended is summarized below:

Consolidated Balance Sheet

	As At September 30, 2014
	As Reported $	Adjustment $	As Restated $

Assets

Intangible assets	22,913,102	(9,540,724)	13,372,378

Stockholders’ Equity (Deficit)

Deficit	(42,176,863)	(9,540,724)	(51,717,587)

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

Liquidity and Capital Resources

Working Capital

	As at September 30, 2014	As at March 31, 2014
Current Assets	$35,324	$208,263
Current Liabilities	$9,840,305	$8,442,681
Working Capital (Deficit)	$(9,804,981)	$(8,234,418)

Cash Flows

	Six Months Ended September 30, 2014		Six Months Ended September 30, 2013
Net cash used in operating activities		$(355,848)	$(186,001)
Net cash provided by investing activities	$	Nil	$16,263
Net cash provided by financing activities		$223,362	$114,876
Effect of foreign exchange		$(44,514)	$(35,228)
Net decrease in cash		$(177,000)	$(90,090)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

Exhibit Number	Description
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report filed on Form 10-Q on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2014)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

