Form 10-Q/A
period 2014-12-31
Pacific Green Technologies Inc.
filed 2015-07-14
CIK 1553404

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended December 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on February 23, 2015 (the “Original Filing Date”) to restate the interim financial statements for the quarterly period ended December 31, 2014.

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
	(Restated –
	Note 12)
	(unaudited)

ASSETS

Cash	3,584	205,571
VAT receivable	5,887	2,005
Prepaid expenses	687	687
Due from related party (Note 8)	11,257	–

Total Current Assets	21,415	208,263

Intangible assets (Note 3)	13,006,614	14,103,905

Total Assets	13,028,029	14,312,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	685,928	449,850
Derivative liabilities (Note 6)	38,756	–
Loan payable (Note 4)	677,600	725,319
Convertible debentures, net of unamortized discount of $36,315 and $nil, respectively (Note 5)	263,685	–
Current portion of note payable, net of unamortized discount of $72,091 and $33,438, respectively (Note 7)	2,927,909	1,966,562
Due to related parties (Note 8)	5,309,882	5,300,950

Total Current Liabilities	9,903,760	8,442,681

Note payable, net of unamortized discount of $547,227 and $898,431, respectively (Note 7)	1,452,773	2,101,569

Total Liabilities	11,356,533	10,544,250

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 shares issued and outstanding	16,322	16,322

Common stock issuable (Note 3)	8,868,523	8,868,523

Additional paid-in capital	45,298,380	44,623,380

Accumulated other comprehensive loss	(8,150)	(109,140)

Deficit	(52,503,579)	(49,631,167)

Total Stockholders’ Equity	1,671,496	3,767,918

Total Liabilities and Stockholders’ Equity	13,028,029	14,312,168

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2014, the Company has not generated any revenues, has a working capital deficit of $9,882,345, and has an accumulated deficit of $52,503,579 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2014 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(2,388,687)	(20,457,255)	13,006,614	14,103,905

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. Dollars)

(unaudited)

6.	Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2014	–

Debt discount due to derivative	43,715
Mark to market adjustment at December 31, 2014	(4,959)

Balance, December 31, 2014	38,756

7.	Note Payable

	December 31, 2014 $	March 31, 2014 $

Opening balance	4,068,131	3,574,399

Accretion of unamortized discount	312,551	493,732

Ending balance	4,380,682	4,068,131

Less: current portion	2,927,909	1,966,562

Long-term portion	1,452,773	2,101,569

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

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

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom. Geographical information is as follows:

December 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	13,006,614	–	13,006,614

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	14,103,905	–	14,103,905

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

Following the completion of the project, the director has agreed to serve as Chief Operating Officer of the Company for which the Company has agreed to pay compensation as follows:

●	a salary of £96,000 per annum;

●	£100,000 bonus when the Company is in a position to drawdown funds in order to commence the development and construction (the “Financial Close”) of the Project;

●	on the Financial Close, 100,000 common shares of the Company from Pacific Green Group Limited;

●	options to purchase 50,000 common shares of the Company at $2 per share; and

12.	Restatement

The Company restated its consolidated financial statements as at March 31, 2014 and for the year then ended to reflect further impairment of its intangible asset. This restatement was filed in an amended Form-10K for the year ended March 31, 2014.

The impact of the restatement as at December 31, 2014 and for the nine months then ended is summarized below:

Consolidated Balance Sheet

	As At December 31, 2014
	As Reported $	Adjustment $	As Restated $

Assets

Intangible assets	22,547,338	(9,540,724)	13,006,614

Stockholders’ Equity (Deficit)

Deficit	(42,962,855)	(9,540,724)	(52,503,579)

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
3.	6,000 shares of common stock at $4.00 per share on September 17, 2013; and
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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)

Exhibit Number	Description
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)

Exhibit Number	Description
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

