Form 10-K
period 2015-03-31
Pacific Green Technologies Inc.
filed 2015-07-16
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

17,839,416 common shares as of July 10, 2015.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at our year ended March 31, 2015, we owed Sichel $Nil and we owed PGG approximately GBP295,438, USD$1,058,269 and CAD$4,362,768. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date);
●	June 12, 2014, $1,000,000 (this amount remains unpaid);
●	June 12, 2015, $1,000,000 (this amount remains unpaid);
●	June 12, 2016, $1,000,000; and
●	June 12, 2017, $1,000,000.

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

Following discussions with industry experts, engineers, consultants and financiers, our company estimates that EPSB should cost approximately £165,000,000 to construct. Once the project is “spade ready”, construction should take 2 years. Previously, we anticipated that the project would be “spade ready” by March 2014. However, our company’s application for planning consent was not accepted by council and we resubmitted our application on June 20, 2014. The EPC contractor will provide a fixed cost turnkey completion guarantee. Planning consent was turned down April 2015 again.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of March 31, 2015, 2,217,130 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

We have yet to establish any history of profitable operations. We incurred a net loss of $52,684,562 for the period from April 5, 2011 (inception) to March 31, 2015. We had a net loss of $3,053,395 for the year ended March 31, 2015. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the ENVI-Clean™ system and there can be no assurance that we will be able to do so.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended March 31, 2015 and 2014, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our consolidated financial statements for the year ended March 31, 2015, we have incurred operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least $770,000 for the next 12 months, which will require us to issue additional equity securities as we only had $1,270 cash on hand as of March 31, 2015. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2015	$1.15	$0.16
December 31, 2014	$1.10	$0.25
September 30, 2014	$2.05	$1.07
June 30, 2014	$6.90	$2.01
March 31, 2014	$7.25	$4.25
December 31, 2013	$8.50	$4.00
September 30, 2013	$6.80	$5.85
June 30, 2013	$6.50	$5.25
March 31, 2013	$6.00	$6.00

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of July 10, 2015, there were 171 holders of record of our common stock. As of such date, 17,839,416 of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2015.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2015 and 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 17 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2015 and 2014.

Our operating expenses for the years ended March 31, 2015 and 2014 are summarized as follows:

	Year Ended March 31,
	2015		2014
Amortization of intangible assets		$868,675	$1,291,396
Consulting fees		$711,579	$1,222,364
Foreign exchange loss (gain)		$(521,925)	$(310,923)
Impairment of intangible assets	$	Nil	$38,886,207
Office and miscellaneous		$40,506	$103,493
Professional fees		$176,796	$334,374
Transfer agent and filing fees		$31,341	$45,724
Travel		$24,370	$48,039
Total operating expenses		$1,331,342	$41,620,674

Expenses for the year ended March 31, 2015 were $1,331,342 as compared to $41,620,674 for the year ended March 31, 2014. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The decrease in operating expenses is primarily attributed to decreases in impairment of intangible assets, amortization of intangible assets, consulting fees, office and miscellaneous expenses, professional fees, transfer agent and filing fees, and travel expenses.

For the year ended March 31, 2015, our company had a net loss of $3,053,395 ($0.19 per share) compared to a net loss of $43,248,235 ($3.11 per share) for the year ended March 31, 2014. In addition to the operating expenses noted above, for the year ended March 31, 2015, our company had $1,372,349 (2014 - $$1,393,691) in interest expense, $349,704 in loss on change in fair value of derivative liabilities (2014 - $Nil), and $Nil (2014 - $233,870) in other loss.

Liquidity and Capital Resources

Working Capital

	At March 31, 2015	At March 31, 2014
Current Assets	$43,897	$208,263
Current Liabilities	$9,996,313	$8,442,681
Working Capital (Deficit)	$(9,952,416)	$(8,234,418)

Cash Flows

	Year Ended March 31, 2015	Year Ended March 31, 2014
Net Cash Used in Operating Activities	$(53,612)	$(1,245,321)
Net Cash Used in Investing Activities	$(46,681)	$(66,721)
Net Cash Provided by Financing Activities	$382,865	$1,479,876
Effect of Exchange Rate Changes on Cash	$(486,873)	$(55,491)
Net Increase (Decrease) in Cash	$(204,301)	$112,343

As of March 31, 2015, we had $1,270 in cash, $43,897 in total current assets, $9,996,313 in total current liabilities and a working capital deficit of $9,952,416 compared to a working capital deficit of $8,234,418 at March 31, 2014.

We spent $53,612 on operating activities during the year ended March 31, 2015 and $1,245,321 on operating activities during the year ended March 31, 2014. The decrease in our expenditures on operating activities during the year ended March 31, 2015 was primarily due to decreases in operating expenses and operating assets and liabilities.

During the year ended March 31, 2015, we received $382,865 from financing activities, which consisted of $300,000 in proceeds from convertible debentures and $137,822 in advances from related parties offset by a $54,957 repayment to related parties. During the year ended March 31, 2014, we received $1,479,876 which consisted of $1,565,000 in proceeds from the issuance of common shares and $14,876 in advances from related parties offset by a $100,000 repayment towards loan payable.

During the year ended March 31, 2015, we used $46,681 in investing activities, which consisted of $25,000 in advances of loan receivable and $21,681 for an advance to a related party. During the year ended March 31, 2014, we used $66,721 in investing activities which consisted of $82,984 in intangible asset expenditures offset by cash received on acquisition of our subsidiary.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning August 2015) will be approximately $770,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $770,000 to proceed with our business plan over the next 12 months. As of March 31, 2015, we had $1,270 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the year ended March 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of note payable, fair value of convertible debentures, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Consolidated Financial Statements

March 31, 2015

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Green Technologies Inc.

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

July 9, 2015

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2015 $	March 31, 2014 $
ASSETS

Cash	1,270	205,571
VAT receivable	5,683	2,005
Prepaid expenses	687	687
Loan receivable	25,000	–
Due from related party (Note 9)	11,257	–

Total Current Assets	43,897	208,263

Intangible assets (Note 4)	13,235,230	14,103,905

Total Assets	13,279,127	14,312,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 9)	638,808	449,850
Loan payable (Note 5)	645,975	725,319
Convertible debentures, net of unamortized discount of $14,457 and $nil, respectively (Note 6)	285,543	–
Current portion of note payable, net of unamortized discount of $33,438 and $33,438, respectively (Note 8)	2,966,562	1,966,562
Due to related parties (Note 9)	5,066,006	5,300,950
Derivative liabilities (Note 7)	393,419	–

Total Current Liabilities	9,996,313	8,442,681

Note payable, net of unamortized discount of $486,710 and $898,431, respectively (Note 8)	1,513,290	2,101,569

Total Liabilities	11,509,603	10,544,250

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Subsequent Events (Note 16)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 16,321,681 shares issued and outstanding	16,322	16,322

Common stock issuable (Note 4)	8,868,523	8,868,523

Additional paid-in capital	45,523,380	44,623,380

Accumulated other comprehensive income (loss)	45,861	(109,140)

Deficit	(52,684,562)	(49,631,167)

Total Stockholders’ Equity	1,769,524	3,767,918

Total Liabilities and Stockholders’ Equity	13,279,127	14,312,168

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2015 $	Year Ended March 31, 2014 $

Revenue	–	–

Expenses

Amortization of intangible assets	868,675	1,291,396
Consulting fees (Note 9)	711,579	1,222,364
Foreign exchange gain	(521,925)	(310,923)
Impairment of intangible assets	–	38,886,207
Office and miscellaneous	40,506	103,493
Professional fees	176,796	334,374
Transfer agent and filing fees	31,341	45,724
Travel	24,370	48,039

Total operating expenses	1,331,342	41,620,674

Loss before other expenses	(1,331,342)	(41,620,674)

Other expenses

Interest expense (Notes 6 and 8)	(1,372,349)	(1,393,691)
Loss on change in fair value of derivative liabilities (Note 7)	(349,704)	–
Other loss (Note 14)	–	(233,870)

Total other expenses	(1,722,053)	(1,627,561)

Net loss for the year	(3,053,395)	(43,248,235)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	155,001	(120,089)

Comprehensive loss for the year	(2,898,394)	(43,368,324)

Net loss per share, basic and diluted	(0.19)	(3.11)

Weighted average number of shares outstanding	16,321,681	13,920,819

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Other Comprehensive		Stockholders’ Equity
	Shares	Amount	Issuable	Capital	Income (Loss)	Deficit	(Deficit)
	#	$	$	$	$	$	$
Balance, March 31, 2013	5,727,404	5,727	–	1,566,866	10,949	(6,382,932)	(4,799,390)

Common stock issued for cash	443,750	444	–	1,564,556	–	–	1,565,000
Stock issued to acquire assets of EnviroTechnologies	6,650,527	6,651	8,868,523	26,595,458	–	–	35,470,632
Stock issued to acquire PGEP	3,500,000	3,500	–	13,996,500	–	–	14,000,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation loss	–	–	–	–	(120,089)	–	(120,089)
Net loss for the year	–	–	–	–	–	(43,248,235)	(43,248,235)

Balance, March 31, 2014	16,321,681	16,322	8,868,523	44,623,380	(109,140)	(49,631,167)	3,767,918

Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	155,001	–	155,001
Net loss for the year	–	–	–	–	–	(3,053,395)	(3,053,395)

Balance, March 31, 2015	16,321,681	16,322	8,868,523	45,523,380	45,861	(52,684,562)	1,769,524

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2015 $	Year Ended March 31, 2014 $
Operating Activities

Net loss for the year	(3,053,395)	(43,248,235)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	440,979	493,732
Amortization of intangible assets	868,675	1,291,396
Impairment of intangible assets	–	38,886,207
Imputed interest	900,000	900,000
Loss on change in fair value of derivative liabilities	349,704	–

Changes in operating assets and liabilities:
VAT receivable	(3,678)	(2,005)
Due from related party	–	206,663
Accounts payable and accrued liabilities	192,606	(51,393)
Due to related parties	251,497	278,314

Net Cash Provided By (Used In) Operating Activities	(53,612)	(1,245,321)

Investing Activities

Acquisition of intangible assets	–	(82,984)
Cash acquired on acquisition of subsidiary	–	16,263
Advance of loan receivable	(25,000)	–
Advances to related party	(21,681)	–

Net Cash Used In Investing Activities	(46,681)	(66,721)

Financing Activities

Proceeds from related parties	137,822	14,876
Repayments to related parties	(54,957)	–
Repayment of loan payable	–	(100,000)
Proceeds from the issuance of common shares	–	1,565,000
Proceeds from convertible debentures	300,000	–

Net Cash Provided by Financing Activities	382,865	1,479,876

Effect of Foreign Exchange Rate Changes on Cash	(486,873)	(55,491)

Change in Cash	(204,301)	112,343

Cash, Beginning of Year	205,571	93,228

Cash, End of Year	1,270	205,571

Non-cash Investing and Financing Activities:
Debt settled with the acquisition of intangible assets	–	330,840
Common stock issued for acquisition of intangible asset	–	26,602,108
Recognition of convertible debt discount due to derivative	43,715	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

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

On June 14, 2012, the Company acquired Pacific Green Technologies Limited (“PGT Limited”) in exchange for the issuance of 5,000,000 shares of common stock and a $5,000,000 promissory note. The transaction resulted in the former shareholders of PGT Limited collectively owing a majority of the issued and outstanding common shares of the Company. The accounting principle applicable to a reverse takeover (“RTO”) was applied to account for this transaction. Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the business of PGT Limited.

On May 15, 2013, the Company acquired Pacific Green Energy Parks Limited (“PGEP”) and its wholly-owned subsidiary, Energy Park Sutton Bridge (“EPSB”) in exchange for a cash payment of $100 and the issuance of 3,500,000 shares of common stock. In addition to the acquisition agreement, the Company is committed to issuing a further $3,000,000 payable in common shares in the event PGEP either purchased the property or secured a lease permitting PGEP to operate a biomass power plant facility and a further $33,000,000 payable in common shares in the event PGEP secures sufficient financing to construct the facility (Refer to Note 13). The consolidated statement of operations and comprehensive loss includes the operations of PGEP and EPSB commencing from May 16, 2013.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2015, the Company has not generated any revenues, has a working capital deficit of $9,952,416, and has an accumulated deficit of $52,684,562 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of note payable, fair value of convertible debentures, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(d)	Intangible Assets

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

The Company’s financial instruments consist principally of cash, VAT receivable, loan receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains (losses) $

Cash	1,270	–	–	–
Derivative liabilities	–	393,419	–	(349,704)

Total	1,270	393,419	–	(349,704)

During the year ended March 31, 2015, the Company recognized a loss on change in fair value of derivative liabilities of $349,704.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(g)	Income Taxes

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

The Company has not recorded any amounts pertaining to uncertain tax positions.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2015, the Company had 640,155 (2014 - 62,500) potentially dilutive shares outstanding.

(k)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2015 and 2014, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(l)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the year ended March 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the issued and outstanding shares of common stock of PGEP from the shareholders in exchange for:

i.	a payment of $100 upon execution of the stock purchase agreement (paid);

ii.	$14,000,000 paid in shares of common stock of the Company at a deemed price at the lower of $4.00 per share or the average closing price per share of its capital stock in the ten trading days immediately preceding the date of closing of the stock purchase agreement (issued);

iii.	$3,000,000 payable in shares of common stock of the Company at a deemed price at the lower of $4.00 per share or the average closing price per share of its capital stock in the ten trading days immediately preceding the date upon which PGEP either purchases the property or secures a lease permitting PGEP to operate the facility on the property, which has not yet occurred; and

iv.	subject to leasing or purchasing the property and PGEP securing sufficient financing for the construction of the facility, $33,000,000 payable in shares of common stock of the Company at a deemed price at the lower of $4.00 per share or the average closing price per share of its common stock in the ten trading days immediately preceding the date that PGEP secures sufficient financing for the construction of the facility, which has not yet occurred.

On May 15, 2013, pursuant to the stock purchase agreement, the Company issued 3,500,000 shares of common stock with a fair value of $4.00 per share, to the former shareholders of PGEP. At the date of acquisition, the fair values of the assets and liabilities of PGEP and its wholly owned subsidiary EPSB consisted of the following:

$

Cash	16,263
Intangible assets	18,397,016
Accounts payable and accrued liabilities	(61,128)
Due to related parties	(3,691,430)
Loan payable	(660,721)

Fair value of shares issued	14,000,000

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2015 Net carrying value $	March 31, 2014 Net carrying value $

Patents and technical information	35,852,556	(2,160,071)	(20,457,255)	13,235,230	14,103,905

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

4.	Intangible Assets (continued)

On May 15, 2013, the Company acquired PGEP and its wholly owned subsidiary EPSB for the issuance of 3,500,000 common shares. EPSB holds options to purchase land on which the Company plans to build a biomass power plant facility.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. As at March 31, 2015, the Company still has 2,217,130 shares of its common stock issuable to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable.

During the year ended March 31, 2014, the Company determined that indicators of impairment existed on these intangible assets. Based on a detailed review of operations, access to financing and complexities in the technologies it was determined that, at this early stage, management cannot support the carrying value of the assets. Accordingly, the Company recorded an impairment charge of $38,886,207 based on a financial projection of future cash flows.

5.	Loan Payable

On October 29, 2011, the Company’s wholly owned subsidiary, PGEP, assumed a $645,975 (£435,000) loan, bearing interest at 6.5% per annum and due on December 31, 2013. The loan was made for the exclusive purpose of assisting in financing the consulting work required to obtain planning permission for a biomass power plant, which is being conducted through EPSB. On April 15, 2012, the lender agreed to waive its right to interest on the loan.

6.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, the Company recorded accrued interest of $17,458 (2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended March 31, 2015, the Company had amortized $21,102 (2014 - $nil) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $187,180 (2014 - $nil) and the fair value of the derivative liability was $268,716 (2014 - $nil).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

6.	Convertible Debentures (continued)

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, the Company recorded accrued interest of $7,092 (2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended March 31, 2015, the Company had amortized $8,156 (2014 - $nil) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $98,363 (2014 - $nil) and the fair value of the derivative liability was $124,703 (2014 - $nil).

7.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $349,704 (2014 - $nil). As at March 31, 2015, the Company recorded a derivative liability of $393,419 (2014 - $nil).

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended March 31, 2015:

	May 27, 2014 Convertible Debenture		June 12, 2014 Convertible Debenture
	As at March 31, 2015	As at November 27, 2014	As at March 31, 2015	As at December 12, 2014

Estimated common stock issuable upon conversion	438,135	286,606	202,020	173,195
Estimated exercise price	0.50	0.73	0.50	0.61
Risk-free interest rate	3%	7%	3%	9%
Expected dividend yield	–	–	–	–
Expected volatility	195%	179%	189%	179%
Expected life (in years)	0.16	0.5	0.20	0.5

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2014	–

Debt discount due to derivative	43,715
Mark to market adjustment as at March 31, 2015	349,704

Balance, March 31, 2015	393,419

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

8.	Note Payable

	March 31, 2015 $	March 31, 2014 $

Opening balance	4,068,131	3,574,399

Accretion of unamortized discount	411,721	493,732

Ending balance	4,479,852	4,068,131

Less: current portion	(2,966,562)	(1,966,562)

Long-term portion	1,513,290	2,101,569

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the year ended March 31, 2015, the Company recorded imputed interest of $900,000 (2014 - $900,000) at a rate of 18% per annum which has been included in additional paid-in capital.

9.	Related Party Transactions

(a)	During the year ended March 31, 2015, the Company incurred $nil (2014 - $21,465) in consulting fees to former directors of a wholly owned subsidiary of the Company.

(b)	During the year ended March 31, 2015, the Company incurred $240,000 (2014 – $240,000) in consulting fees to a company controlled by a director of a wholly owned subsidiary of the Company.

(c)	During the year ended March 31, 2015, the Company incurred $26,280 (2014 – $15,205) in consulting fees to a company controlled by a director of the Company.

(d)	As at March 31, 2015, $nil (2014 – $33,348 (20,000 GBP)) was owed to a company controlled by former directors of EPSB for consulting fees incurred, which is included in accounts payable and accrued liabilities.

(e)	As at March 31, 2015, the Company owed $4,937,037 (2014 – $3,746,282) to a company controlled by a director of a wholly owned subsidiary of the Company. Of this amount, $49,096 is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at March 31, 2015, the Company owed $29,762 (20,042 GBP) (2014 – $33,418 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

9.	Related Party Transactions (continued)

(g)	As at March 31, 2015, the Company owed $98,389 (2014 – $832,883) to a significant shareholder of the Company. Of this amount, $79,219 is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand. Refer to Note 16.

(h)	As at March 31, 2015, the Company owed $818 (2014 – $688,368) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(i)	As at March 31, 2015, the Company was owed $11,257 (2014 – $nil) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

10.	Common Stock

(a)	On April 3, 2013, the Company issued 1,765,395 shares of common stock with a fair value of $7,061,580 in a share exchange agreement with shareholders of Enviro for the acquisition of 17,653,872 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(b)	On April 25, 2013, the Company issued 668,238 shares of common stock with a fair value of $2,672,952 in a share exchange agreement with the shareholders of Enviro for the acquisition of 6,682,357 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(c)	On May 15, 2013, the Company issued 3,500,000 shares of common stock with a fair value of $14,000,000 to acquire 100% of the shares of PGEP and its wholly owned subsidiary EPSB.

(d)	On June 17, 2013, the Company issued 806,132 shares of common stock with a fair value of $3,224,528 in a share exchange agreement with the shareholders of Enviro for the acquisition of 8,061,286 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(e)	On June 24, 2013, the Company issued 25,000 shares of common stock for proceeds of $100,000.

(f)	On August 6, 2013, the Company issued 84,000 shares of common stock with a fair value of $336,000 in a share exchange agreement with shareholders of Enviro for the acquisition of 1,040,000 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(g)	On August 27, 2013, the Company issued 3,246,350 shares of common stock with a fair value of $12,985,400 in a share exchange agreement with the shareholders of Enviro for the acquisition of 32,463,500 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(h)	On October 11, 2013, the Company issued 67,412 shares of common stock with a fair value of $269,648 in a share exchange agreement with the shareholders of Enviro for the acquisition of 674,120 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(i)	On October 31, 2013, the Company issued 18,750 shares of common stock for proceeds of $75,000.

(j)	On December 19, 2013, the Company issued 262,500 shares of common stock for proceeds of $840,000.

(k)	On December 27, 2013, the Company issued 13,000 shares of common stock with a fair value of $52,000 in a share exchange agreement with the shareholders of Enviro for the acquisition of 130,000 shares of common stock, which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

(l)	On January 31, 2014, the Company issued 12,500 shares of common stock for proceeds of $50,000.

(m)	On March 10, 2014, the Company issued 125,000 shares of common stock for proceeds of $500,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

11.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2013 and 2014	62,500	0.01	0.7	430,625

Expired	(62,500)	0.01

Balance, March 31, 2015	–	–	–	–

12.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. Geographical information is as follows:

March 31, 2015	United States $	United Kingdom $	Total $

Intangible assets	13,235,230	–	13,235,230

March 31, 2014	United States $	United Kingdom $	Total $

Intangible assets	14,103,905	–	14,103,905

13.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGEP. PGEP plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGEP either purchasing the property or securing a lease permitting PGEP to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGEP securing sufficient financing for the construction of the facility.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

14.	Other Loss

During the year ended March 31, 2014, the Company was financially defrauded of $233,870. The Company has been in contact with the bank and appropriate authorities; however, the likelihood of recovery appears to be unlikely.

15.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2015 $	2014 $

Net loss before taxes	(3,053,395)	(43,248,235)
Statutory tax rate	34%	34%

Expected income tax recovery	1,038,154	14,704,400
Permanent differences and other	(398,898)	(9,624,775)
Change in estimates	–	(80,520)
Change in enacted tax rate	(41,644)	(66,625)
Foreign tax rate difference	(11,867)	(18,750)
Change in valuation allowance	(585,745)	(4,913,730)

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at March 31, 2015 and 2014 are comprised of the following:

	2015 $	2014 $

Net operating losses carried forward	6,342,297	5,756,552
Valuation allowance	(6,342,297)	(5,756,552)

Net deferred tax asset	–	–

The Company has net operating losses carried forward of $18,815,671 which may be carried forward to apply against future year income tax for income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

$

2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,970
2035	1,884,636

18,815,671

16.	Subsequent Events

(a)	On April 24, 2015, the Company issued 1,058,317 shares of common stock pursuant to a settlement agreement with a non-related party to settle the outstanding amounts, including accrued interest, arising from the May 27, 2014 convertible debenture. Refer to Note 6(a).

(b)	On April 24, 2015, the Company issued 459,418 shares of common stock pursuant to a settlement agreement with a non-related party to settle the outstanding amounts, including accrued interest, arising from the June 12, 2014 convertible debenture. Refer to Note 6(b).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. Dollars)

16.	Subsequent Events (continued)

(c)	On May 20, 2015, the Company received share subscription proceeds of $25,000 for the issuance of 50,000 shares of common stock at $0.50 per share.

(d)	On May 26, 2015, the Company received share subscription proceeds of $275,000 for 550,000 shares of common stock at $0.50 per share.

(e)	On June 6, 2015, the Company received proceeds of $50,000 for the issuance of 100,000 shares of common stock at $0.50 per share. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $250,000 of shares of common stock. The option must be exercised within 21 days of the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

(f)	On June 10, 2015, the Company received share subscription proceeds of $300,000 for 600,000 shares of common stock at $0.50 per share.

(g)	Subsequent to March 31, 2015, the Company entered into several loan agreements with a significant shareholder of the Company for proceeds of $15,573, which are unsecured, bear interest at the US Bank Prime Rate plus 4%, and are due on demand.

(h)	On June 30, 2015, the Company entered into a share purchase agreement whereby the Company acquired 100 common shares of Pacific Green Technologies Asia Limited, representing 100% of the issued and outstanding shares, for consideration of $1.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	We did not maintain appropriate cash controls – As of March 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.

●	We did not implement appropriate information technology controls – As at March 31, 2015, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2015 - 2016.

●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jordan Starkman	Director	45	October 26, 2008
Neil Carmichael	President, Treasurer, Secretary and Director	61	December 18, 2012
Andrew Jolly	Director	44	October 1, 2013

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

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2015; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2015, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jordan Starkman(1) Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 7,546	Nil 7,546

Neil Carmichael(2) President, Secretary, Treasurer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Andrew Jolly(3) Director	2015 2014	26,280 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 15,204	26,280 15,204

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

Outstanding Equity Awards at Fiscal Year End

There are no options outstanding as of March 31, 2015.

Option Exercises

During our fiscal year ended March 31, 2015 there were no options exercised by our named officers.

Compensation of Directors

Effective December 18, 2012 we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 for the term of the agreement and shall be granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. These options have expired.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of July 10, 2015, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of July 10, 2015, there were 17,839,416 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jordan Starkman(2) 3651 Lindell Road Unit D155 Las Vegas NV 89103	Nil	Nil
Neil Carmichael(3) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	40,000(4) Common Shares	*
Andrew Jolly(5) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	Nil Common Shares	Nil
Directors and Executive Officers as a Group	40,000 Common Shares	0.22%
Pacific Green Group Limited(6) Bison Court, Road Town Tortola, British Virgin Islands	5,392,025 Common Shares	30.23%
Diodati Investments Limited Palm Grove House P.O. Box 438, Road Town, Tortola, British Virgin Islands	1,440,425 Common Shares	8.07%
Rhumline Limited Bison Court, Road Town, Tortola, British Virgin Islands	1,299,408 Common Shares	7.28%
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	897,076	4.93%
Over 5% Shareholders	9,028,934 Common Shares	50.61%

*	Less than 1%
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 10, 2015. As of July 10, 2015, there were 17,839,416 shares of our company's common stock issued and outstanding.
(2)	Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remains as a member of our board of directors
(3)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(4)	Includes 40,000 common shares held indirectly by Neil Carmichael through 1728313 Ontario Ltd.
(5)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(6)	Scott Poulter has voting and dispositive control over shares owned by Pacific Green Group Limited.

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

During the years ended March 31, 2015 and 2014, $276,679 and $276,679 of consultancy fees were incurred with respect to the officers, directors and companies controlled by them, respectively.

As at March 31, 2015 and March 31, 2014, we had amount due to/from related parties as follows:

	March 31, 2015		March 31, 2014
Due to (from) related parties	Due from related parties(2)	Due to related parties(2)	Due from related parties(2)	Due to related parties(2)
	$	$	$	$
PGG(1)	Nil	4,937,037	Nil	3,746,282
EnviroTechnologies(1)	Nil	29,762	Nil	33,418
Pacific Green Development Ltd.	Nil	98,389	Nil	832,883
Other shareholders	Nil	818	Nil	688,367
Other directors	11,257	Nil	Nil	Nil
Total	11,257	5,066,006	Nil	5,300,950

(1)	Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipia Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel is also the sole director of PGG. Further, Sichel is a significant shareholder of EnviroTechnologies, and provides management services to EnviroTechnologies under a management services contract.
(2)	The loan is unsecured, non-interest bearing, and is due on demand.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2015 and for fiscal year ended March 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2015 $	March 31, 2014 $
Audit Fees	$19,500	$19,000
Audit Related Fees	13,600	21,500
Tax Fees	-	Nil
All Other Fees	-	Nil
Total	33,100	40,500

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 16, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 16, 2015	By:	/s/ Jordan Starkman
Jordan Starkman
Director

Dated: July 16, 2015	By:	/s/ Andrew Jolly
Andrew Jolly
Director

