Form 10-Q
period 2015-06-30
Pacific Green Technologies Inc.
filed 2015-08-19
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

17,839,416 common shares issued and outstanding as of August 10, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three month periods ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to Condensed Consolidated Financial Statements	F–4

4

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2015 $	March 31, 2015 $
	(unaudited)

ASSETS
Cash	318,165	1,270
VAT receivable	5,928	5,683
Prepaid expenses	4,699	687
Loan receivable	–	25,000
Due from related party (Note 9)	11,257	11,257

Total Current Assets	340,049	43,897

Intangible assets (Note 4)	13,016,276	13,235,230

Total Assets	13,356,325	13,279,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	634,485	638,808
Loan payable (Note 5)	683,690	645,975
Convertible debentures, net of unamortized discount of $nil and $14,457, respectively (Note 6)	–	285,543
Current portion of note payable, net of unamortized discount of $146,371 and $33,438, respectively (Note 8)	3,853,629	2,966,562
Due to related parties (Note 9)	5,147,517	5,066,006
Derivative liabilities (Note 7)	–	393,419

Total Current Liabilities	10,319,321	9,996,313

Note payable, net of unamortized discount of $276,586 and $486,710, respectively (Note 8)	723,414	1,513,290

Total Liabilities	11,042,735	11,509,603

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)
Subsequent Events (Note 13)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 17,839,416 and 16,321,681 shares issued and outstanding, respectively	17,839	16,322
Common stock issuable (Notes 4 and 10)	9,518,523	8,868,523
Additional paid-in capital	47,353,282	45,523,380
Accumulated other comprehensive income (loss)	(34,135)	45,861
Deficit	(54,541,919)	(52,684,562)

Total Stockholders’ Equity	2,313,590	1,769,524

Total Liabilities and Stockholders’ Equity	13,356,325	13,279,127

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $

Expenses
Amortization of intangible assets	218,954	531,605
Consulting fees (Note 9)	146,250	226,541
Foreign exchange loss	69,149	144,193
Office and miscellaneous	16,266	12,484
Professional fees	40,904	56,743
Transfer agent and filing fees	11,287	1,782
Travel	1,731	19,499

Total operating expenses	504,541	992,847

Loss before other income (expense)	(504,541)	(992,847)

Other income (expense)
Gain on extinguishment of debt (Note 10)	171,501	–
Impairment of goodwill (Note 3)	(126,782)	–
Interest expense (Notes 6 and 8)	(339,717)	(348,892)
Loss on change in fair value of derivative liabilities (Note 7)	(1,057,818)	–

Total other income (expense)	(1,352,816)	(348,892)

Net loss for the period	(1,857,357)	(1,341,739)

Other comprehensive loss
Foreign currency translation loss	(79,996)	(38,481)

Comprehensive loss for the period	(1,937,353)	(1,380,220)

Net loss per share, basic and diluted	(0.11)	(0.08)

Weighted average number of shares outstanding	17,226,913	16,321,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $

Operating Activities
Net loss for the period	(1,857,357)	(1,341,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debentures	111,648	121,974
Amortization of intangible assets	218,954	531,605
Gain on extinguishment of debt	(171,501)	–
Impairment of goodwill	126,782	–
Imputed interest	225,000	225,000
Loss on change in fair value of derivative liabilities	1,057,818	–
Changes in operating assets and liabilities:
VAT receivable	(245)	(2,772)
Prepaid expenses	(4,012)	–
Due from related party	25,000	–
Accounts payable and accrued liabilities	(1,506)	(2,258)
Due to related parties	(69,029)	71,128

Net Cash Used In Operating Activities	(338,448)	(397,062)

Investing Activities
Cash acquired on acquisition of subsidiary	50,064	–

Net Cash Provided By Investing Activities	50,064	–

Financing Activities
Proceeds from related parties	15,573	–
Repayments to related parties	(105,144)	(50,111)
Proceeds from convertible debentures	–	200,000
Proceeds from share subscriptions received	650,000	–

Net Cash Provided by Financing Activities	560,429	149,889

Effect of Foreign Exchange Rate Changes on Cash	44,850	133,609

Change in Cash	316,895	(113,564)

Cash, Beginning of Period	1,270	205,571

Cash, End of Period	318,165	92,007

Non-cash Investing and Financing Activities:
Common stock issued for extinguishment of debt	1,606,419	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

The accompanying interim consolidated financial statements of Pacific Green Technologies Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $9,979,272, and has an accumulated deficit of $54,541,919 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Technologies Limited (PGT Limited)	Wholly-owned subsidiary
Pacific Green Energy Parks Limited (“PGEP”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies Asia Limited ("PGTA")	Wholly-owned subsidiary of PGEP
Pacific Green Technologies China Limited ("PGTC")	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Financial Instruments

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains (losses) $

Cash	318,165	–	–	–
Derivative liabilities	–	–	–	(1,057,818)

Total	318,165	–	–	(1,057,818)

During the period ended June 30, 2015, the Company recognized a loss on change in fair value of derivative liabilities of $1,057,818.

(c)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of Pacific Green Technologies Asia Limited and Pacific Green Technologies China Limited

On June 30, 2015, the Company entered into a share purchase agreement whereby the Company acquired 100 common shares of PGTA, representing 100% of the issued and outstanding shares, for consideration of $1. This formalized the Company’s structure of corporate entities for conducting business in Asian markets. PGTA is the sole shareholder of PGTC.

In accordance with ASC 805, “Business Combinations”, the purchase agreement was deemed a business combination for accounting purposes. At the date of acquisition, the fair values of the assets and liabilities of PGTA and its wholly owned subsidiary PGTC consisted of the following:

$

Cash	50,064
Goodwill	126,782
Accounts payable and accrued liabilities	(23,865)
Due to related parties	(152,980)

Total purchase price	1

As PGTA and PGTC were dependent on the Company for funding prior to acquisition and were at non-arms' lengths with the Company, the Company recorded an impairment of goodwill of $126,782 as a cost of acquisition.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2015 Net carrying Value $	March 31, 2015 Net carrying Value $

Patents and technical information	35,852,556	(2,379,025)	(20,457,255)	13,016,276	13,235,230

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. As at June 30, 2015, the Company still has 2,217,130 shares of its common stock issuable to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable.

5.	Loan Payable

As at June 30, 2015, the Company’s wholly owned subsidiary, PGEP, owes $683,690 (£435,000) (March 31, 2015 - $645,975 (£435,000), which is non-interest bearing interest, unsecured, and due on demand.

6.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, the Company recorded accrued interest of $nil (March 31, 2015 - $17,458), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the three months ended June 30, 2015, the Company had amortized $12,820 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 common shares for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 10(a). As at June 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $187,180) and the fair value of the derivative liability was $nil (March 31, 2015 - $268,716).

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, the Company recorded accrued interest of $nil (March 31, 2015 - $7,092), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the three months ended June 30, 2015, the Company had amortized $1,637 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 459,418 common shares for the conversion of $100,000 of this debenture and $7,796 of accrued interest. Refer to Note 10(b). As at June 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $98,363) and the fair value of the derivative liability was $nil (March 31, 2015 - $124,703).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended June 30, 2015, the Company recorded a loss on the change in fair value of derivative liability of $1,057,818 (2014 - $nil). As at June 30, 2015, the Company recorded a derivative liability of $nil (March 31, 2015 - $393,419).

The following inputs and assumptions were used to fair value the convertible debentures outstanding during the three months ended June 30, 2015:

	May 27, 2014 Convertible Debenture		June 12, 2014 Convertible Debenture
	As at May 4, 2015	As at March 31, 2015	As at May 13, 2015	As at March 31, 2015

Estimated common stock issuable upon extinguishment	1,219,432	438,135	466,649	202,020
Estimated exercise price	0.18	0.50	0.23	0.50
Risk-free interest rate	1%	3%	2%	3%
Expected dividend yield	–	–	–	–
Expected volatility	147%	195%	141%	189%
Expected life (in years)	0.06	0.16	0.08	0.20

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2015	393,419

Mark to market adjustment	1,057,818
Adjustment for extinguishment	(1,451,237)

Balance, June 30, 2015	–

8.	Note Payable

	June 30, 2015 $	March 31, 2015 $

Opening balance	4,479,852	4,068,131

Accretion of unamortized discount	97,191	411,721

Ending balance	4,577,043	4,479,852

Less: current portion	(3,853,629)	(2,966,562)

Long-term portion	723,414	1,513,290

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

8.	Note Payable (continued)

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the three months ended June 30, 2015, the Company recorded imputed interest of $225,000 (2014 - $225,000), at a rate of 18% per annum, which has been included in additional paid-in capital.

9.	Related Party Transactions

(a)	During the three months ended June 30, 2015, the Company incurred $60,000 (2014 – $60,000) in consulting fees to a company controlled by a director of a wholly owned subsidiary of the Company.

(b)	During the three months ended June 30, 2015, the Company incurred $1,500 (2014 – $13,684) in consulting fees to a company controlled by a director of the Company.

(c)	As at June 30, 2015, the Company owed $5,030,492 (March 31, 2015 – $4,937,037) to a company controlled by a significant shareholder of the Company. Of this amount, $nil (March 31, 2015 - $49,096) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at June 30, 2015, the Company owed $31,520 (20,042 GBP) (March 31, 2015 – $29,762 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(e)	As at June 30, 2015, the Company owed $62,976 (March 31, 2015 – $98,389) to a significant shareholder of the Company. Of this amount, $44,626 (March 31, 2015 - $79,219) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at June 30, 2015, the Company owed $22,529 (March 31, 2015 – $818) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)	As at June 30, 2015, the Company was owed $11,257 (March 31, 2015 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

10.	Common Stock

(a)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 6(a).

(b)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 6(b).

(c)	As at June 30, 2015, the Company had $25,000 in common stock issuable for the issuance of 50,000 shares of common stock at $0.50 per share. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share.

(d)	As at June 30, 2015, the Company had $275,000 in common stock issuable for the issuance of 550,000 shares of common stock at $0.50 per share. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $1,031,250 to a maximum of $1,375,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days. The option expires on May 22, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days post the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share.

(e)	As at June 30, 2015, the Company had $50,000 in common stock issuable for the issuance of 100,000 shares of common stock at $0.50 per share. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $250,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

(f)	As at June 30, 2015, the Company had $300,000 in common stock issuable for the issuance of 600,000 shares of common stock at $0.50 per share. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $1,500,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

11.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. Geographical information is as follows:

June 30, 2015	United States $	United Kingdom $	Total $

Intangible assets	13,016,276	–	13,016,276

March 31, 2015	United States $	United Kingdom $	Total $

Intangible assets	13,235,230	–	13,235,230

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

12.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGEP. PGEP plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGEP either purchasing the property or securing a lease permitting PGEP to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGEP securing sufficient financing for the construction of the facility.

13.	Subsequent Events

(a)	On July 19, 2015, the Company granted 312,500 stock options to the President of the Company. The stock options are exercisable at a price of $0.01 per share and expire on July 19, 2018.

(b)	On July 20, 2015, the Company granted 50,000 stock options to a director of the Company. The stock options are exercisable at a price of $0.01 per share and expire on July 20, 2018.

(c)	On July 20, 2015, the Company entered into an agreement whereby a company controlled by a significant shareholder of the Company can convert up to $1,000,000 in outstanding amounts owed at a conversion rate of $0.70 per share. The option must be exercised, if at all, during the period commencing twelve months from the date of the agreement and ending on the second anniversary of the date of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, Pacific Green Technologies Limited, a United Kingdom corporation, Pacific Green Energy Parks Limited, a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation, unless otherwise indicated.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at June 30, 2015, we owed Sichel $nil and we owed PGG approximately GBP295,438, US$1,076,399, and Cdn$4,352,768. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

•	June 12, 2013, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

•	June 12, 2014, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

•	June 12, 2015, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

•	June 12, 2016, $1,000,000; and

•	June 12, 2017, $1,000,000.

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

Other Business Matters

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael will receive compensation of $1,000 per year for the term of the agreement and was granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options will terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael’s engagement with our company. The director agreement and related options are in the process of being renewed. As of the date of this quarterly report, the options issued to Dr. Carmichael have not been exercised.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of June 30, 2015, 22,171,332 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

On December 18, 2013, we announced that our company engaged BlueMount Capital to spearhead the development of its proprietary emission control technologies, ENVI-Clean™ and ENVI-Pure™, in the People’s Republic of China (“PRC”). In addition to corporate finance advisory services both within and outside China, BlueMount offers a tailored service to clients wishing to enter the PRC market with a particular emphasis on companies that own proprietary technology, intellectual property and expertise. To that end, BlueMount provides a comprehensive suite of services to enhance the effectiveness and long-term sustainability of foreign brands entering the PRC market via: Our company’s strategic objective is to establish an operating presence in China with established local partners and rapidly rollout its technologies.

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

On May 27, 2014, we entered into a $200,000 convertible debenture with Intrawest Overseas Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average offer price of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at June 30, 2015, our company recorded accrued interest of $nil (March 31, 2015 - $17,458), which has been included in accounts payable and accrued liabilities.

Our company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, our company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in our company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the three months ended June 30, 2015, our company had amortized $12,820 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 common shares for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 10(a). As at June 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $187,180) and the fair value of the derivative liability was $nil (March 31, 2015 - $268,716).

On June 12, 2014, we entered into a $100,000 convertible debenture with Gerstle Consulting Pty Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to our company. As at June 30, 2015, our company recorded accrued interest of $nil (March 31, 2015 - $7,092), which has been included in accounts payable and accrued liabilities.

Our company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, our company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in our company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the three months ended June 30, 2015, our company had amortized $1,637 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 459,418 common shares for the conversion of $100,000 of this debenture and $7,796 of accrued interest. As at June 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $98,363) and the fair value of the derivative liability was $nil (March 31, 2015 - $124,703).

On June 30, 2015, through our wholly owned subsidiary, Pacific Green Energy Parks Limited, we purchased all of the issued and outstanding shares in Pacific Green Technologies Asia Limited for $1.00 from Alexander Shead.

We entered into an agreement dated July 20, 2015 with Mr. Alexander Shead. Pursuant to this agreement, Mr. Shead has agreed to serve as a director of our company. As a director of our company, Mr. Shead shall be compensated $1,000 for every calendar month of the term of the agreement. The term of the agreement is for 12 months. On July 20, 2015, we appointed Mr. Shead as a director of our company.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended June 30, 2015 and 2014.

Our net loss for the three month periods ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,
	2015	2014
Amortization of intangible assets	$218,954		$531,605
Consulting fees	$146,250		$226,541
Foreign exchange loss (gain)	$69,149		$(144,193)
Office and miscellaneous	$16,266		$12,484
Professional fees	$40,904		$56,743
Transfer agent and filing fees	$11,287		$1,782
Travel	$1,731		$19,499
Gain on extinguishment of debt	$(171,501)	$	Nil
Impairment of goodwill	$126,782	$	Nil
Interest expense	$339,717		$348,892
Loss on change in fair value of derivative liabilities	$1,057,818	$	Nil
Net Loss	$(1,857,357)		$(1,341,739)

Expenses for the three month period ended June 30, 2015 were $504,541 as compared to $992,847 for the three month period ended June 30, 2014. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The decrease in operating expenses is primarily decreases in amortization of intangible assets, consulting fees, foreign exchange loss, professional fees, and travel expenses, offset by increases in office and miscellaneous and transfer agent and filing fees.

For the three month period ended June 30, 2015, our company had a net loss of $1,857,357 ($0.11 per share) compared to a net loss of $1,341,739 ($0.08 per share) for the three month period ended June 30, 2014. In addition to the operating expenses noted above, for the three month period ended June 30, 2015, our company had interest expense of $339,717 as compared to interest expense of $348,892 for the three month period ended June 30, 2014. The increase in net loss is attributed to increases in loss on change in fair value of derivative liabilities and impairment of goodwill, offset by increase in gain on extinguishment of debt.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2015	As at March 31, 2015
Current Assets	$340,049	$43,897
Current Liabilities	$10,319,321	$9,996,313
Working Capital (Deficit)	$(9,979,272)	$(9,952,416)

Cash Flows

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net cash used in operating activities	$(338,448)		$(397,062)
Net cash provided by investing activities	$50,064	$	Nil
Net cash provided by financing activities	$560,429		$149,889
Effect of foreign exchange	$44,850		$133,609
Net increase (decrease) in cash	$316,895		$(113,564)

As of June 30, 2015, we had $318,165 in cash, $340,049 in total current assets, $10,319,321 in total current liabilities and a working capital deficit of $9,979,272. As of March 31, 2015, we had a working capital deficit of $9,952,416.

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the three months ended June 30, 2015, we spent $338,448 on operating activities, whereas $397,062 was spent on operating activities for the three month period ended June 30, 2014. The decrease in our expenditures on operating activities during the three months ended June 30, 2015 was primarily due to decreases in amortization of intangible assets.

During the three months ended June 30, 2015, we used $50,064 in investing activities, whereas we used $Nil from investing activities during the three months ended June 30, 2014.

During the three months ended June 30, 2015, we received $560,429 from financing activities, which consisted of $650,000 in proceeds from share subscriptions received, $15,573 in proceeds from related parties, offset by $105,144 in repayments made to related parties, whereas we received $149,889 from financing activities during the three months ended June 30, 2014.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning July 2015) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning July 2015) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $825,000 to proceed with our business plan over the next 12 months. As of June 30, 2015, we had $318,165 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $9,979,272, and has an accumulated deficit of $54,541,919 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of our company and the following entities:

Pacific Green Technologies Limited (“PGT Limited”)	Wholly-owned subsidiary
Pacific Green Energy Parks Limited (“PGEP”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies Asia Limited ("PGTA")	Wholly-owned subsidiary of PGEP
Pacific Green Technologies China Limited ("PGTC")	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

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

Our financial instruments consist principally of cash, VAT receivable, loan receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains (losses) $

Cash	318,165	–	–	–
Derivative liabilities	–	–	–	(1,057,818)

Total	318,165	–	–	(1,057,818)

During the period ended June 30, 2015, the Company recognized a loss on change in fair value of derivative liabilities of $1,057,818.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)

10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Agreement between our company and Alexander Shead dated July 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited); Pacific Green Technologies Asia Limited.
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 19, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

