Form 10-Q
period 2015-09-30
Pacific Green Technologies Inc.
filed 2015-11-24
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

20,299,433 common shares issued and outstanding as of November 16, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to the Condensed Consolidated Financial Statements	F–4

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2015 $	March 31, 2015 $
	(unaudited)

ASSETS

Cash	61,531	1,270
VAT receivable	5,758	5,683
Prepaid expenses	9,817	687
Loan receivable	–	25,000
Due from related party (Note 9)	11,257	11,257

Total Current Assets	88,363	43,897

Intangible assets (Note 4)	12,797,323	13,235,230

Total Assets	12,885,686	13,279,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	587,693	638,808
Loan payable (Note 5)	657,546	645,975
Convertible debentures, net of unamortized discount of $nil and $14,457, respectively (Note 6)	–	285,543
Current portion of note payable, net of unamortized discount of $110,006 and $33,438, respectively (Note 8)	3,889,994	2,966,562
Due to related parties (Note 9)	4,919,115	5,066,006
Derivative liabilities (Note 7)	–	393,419

Total Current Liabilities	10,054,348	9,996,313

Note payable, net of unamortized discount of $245,767 and $486,710, respectively (Note 8)	754,233	1,513,290

Total Liabilities	10,808,581	11,509,603

Going Concern (Note 1)
Commitments (Note 13)
Subsequent Events (Note 14)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 19,139,416 and 16,321,681 shares issued and outstanding, respectively	19,139	16,322
Common stock issuable (Notes 4 and 10)	8,970,523	8,868,523
Additional paid-in capital	48,478,559	45,523,380
Accumulated other comprehensive income	22,121	45,861

Deficit	(55,413,237)	(52,684,562)

Total Stockholders’ Equity	2,077,105	1,769,524

Total Liabilities and Stockholders’ Equity	12,885,686	13,279,127

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2015 $	Three Months Ended September 30, 2014 $	Six Months Ended September 30, 2015 $	Six Months Ended September 30, 2014 $

Expenses
Amortization of intangible assets	218,953	199,922	437,907	731,527
Consulting fees (Note 9)	243,342	253,781	389,592	480,322
Foreign exchange gain	(247,921)	(171,766)	(178,772)	(27,573)
Office and miscellaneous	20,887	8,864	37,153	21,348
Professional fees	44,586	93,936	85,490	150,679
Stock-based compensation (Note 11)	251,577	–	251,577	–
Transfer agent and filing fees	9,379	15,850	20,666	17,632
Travel	37,077	18,757	38,808	38,256

Total expenses	577,880	419,344	1,082,421	1,412,191

Loss before other expenses	(577,880)	(419,344)	(1,082,421)	(1,412,191)

Other income (expense)
Gain on extinguishment of debt (Note 10)	–	–	171,501	–
Impairment of goodwill (Note 3)	–	–	(126,782)	–
Interest expense (Notes 6 and 8)	(293,438)	(325,337)	(633,155)	(674,229)
Loss on change in fair value of derivative liabilities (Note 7)	–	–	(1,057,818)	–

Total other income (expense)	(293,438)	(325,337)	(1,646,254)	(674,229)

Net loss for the period	(871,318)	(744,681)	(2,728,675)	(2,086,420)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	56,256	80,967	(23,740)	42,486

Comprehensive loss for the period	(815,062)	(663,714)	(2,752,415)	(2,043,934)

Net loss per share, basic and diluted	(0.05)	(0.05)	(0.15)	(0.13)

Weighted average number of shares outstanding	18,560,068	16,321,681	17,897,133	16,321,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2015 $	Six Months Ended September 30, 2014 $

Operating Activities
Net loss for the period	(2,728,675)	(2,086,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	178,832	215,276
Amortization of intangible assets	437,907	731,527
Common stock issuable for consulting services	102,000	–
Gain on extinguishment of debt	(171,501)	–
Impairment of goodwill	126,782	–
Imputed interest	450,000	450,000
Loss on change in fair value of derivative liabilities	1,057,818	–
Stock-based compensation	251,577	–
Changes in operating assets and liabilities:
VAT receivable	(75)	(4,061)
Prepaid expenses	(9,130)	–
Loan receivable	25,000	–
Accounts payable and accrued liabilities	(48,298)	137,984
Due to related parties	(6,424)	199,846

Net Cash Used In Operating Activities	(334,187)	(355,848)

Investing Activities
Cash acquired on acquisition of subsidiary	50,064	–

Net Cash Provided by Investing Activities	50,064	–

Financing Activities
Proceeds from related parties	15,573	–
Repayments to related parties	(140,144)	(76,638)
Proceeds from convertible debentures	–	300,000
Proceeds from share subscriptions received	650,000	–

Net Cash Provided by Financing Activities	525,429	223,362

Effect of Foreign Exchange Rate Changes on Cash	(181,045)	(44,514)

Change in Cash	60,261	(177,000)

Cash, Beginning of Period	1,270	205,571

Cash, End of Period	61,531	28,571

Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	1,606,419	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

1.	Basis of Presentation

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2015, the Company has not generated any revenues, has a working capital deficit of $9,965,985, and has an accumulated deficit of $55,413,237 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2015

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gain (loss) $

Cash	61,531	–	–	–
Derivative liabilities	–	–	–	(1,057,818)

Total	61,531	–	–	(1,057,818)

During the six months ended September 30, 2015, the Company recognized a loss on change in fair value of derivative liabilities of $1,057,818.

(c)	Recent Accounting Pronouncements

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

As PGTA and PGTC were dependent on the Company for funding prior to acquisition and were at non-arms' length with the Company, the Company recorded an impairment of goodwill of $126,782 as a cost of acquisition.

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2015 Net carrying value $	March 31, 2015 Net carrying value $

Patents and technical information	35,852,556	(2,597,978)	(20,457,255)	12,797,323	13,235,230

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

4.	Intangible Assets (continued)

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. As at September 30, 2015, the Company still has 2,217,130 shares of its common stock issuable to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable. Refer to Note 14(a).

5.	Loan Payable

As at September 30, 2015, PGEP, the Company’s wholly owned subsidiary, owes $657,546 (£435,000) (March 31, 2015 - $645,975 (£435,000) to a non-related party, which is non-interest bearing interest, unsecured, and due on demand.

6.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, the Company recorded accrued interest of $nil (March 31, 2015 - $17,458), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the six months ended September 30, 2015, the Company had amortized $12,820 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 common shares for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 10(a). As at September 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $187,180) and the fair value of the derivative liability was $nil (March 31, 2015 - $268,716).

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, the Company recorded accrued interest of $nil (March 31, 2015 - $7,092), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the six months ended September 30, 2015, the Company had amortized $1,637 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 459,418 common shares for the conversion of $100,000 of this debenture and $7,796 of accrued interest. Refer to Note 10(b). As at September 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $98,363) and the fair value of the derivative liability was $nil (March 31, 2015 - $124,703).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended September 30, 2015, the Company recorded a loss on the change in fair value of derivative liability of $1,057,818 (2014 - $nil). As at September 30, 2015, the Company recorded a derivative liability of $nil (March 31, 2015 - $393,419).

The following inputs and assumptions were used to fair value the convertible debentures outstanding during the six months ended September 30, 2015:

	May 27, 2014 Convertible Debenture		June 12, 2014 Convertible Debenture
	As at May 4, 2015	As at March 31, 2015	As at May 13, 2015	As at March 31, 2015

Estimated common stock issuable upon extinguishment	1,219,432	438,135	466,649	202,020
Estimated exercise price	0.18	0.50	0.23	0.50
Risk-free interest rate	1%	3%	2%	3%
Expected dividend yield	–	–	–	–
Expected volatility	147%	195%	141%	189%
Expected life (in years)	0.06	0.16	0.08	0.20

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2015	393,419
Mark to market adjustment	1,057,818
Adjustment for extinguishments	(1,451,237)
Balance, September 30, 2015	–

8.	Note Payable

	September 30, 2015 $	March 31, 2015 $

Opening balance	4,479,852	4,068,131
Accretion of unamortized discount	164,375	411,721
Ending balance	4,644,227	4,479,852
Less: current portion	(3,889,994)	(2,966,562)
Long-term portion	754,233	1,513,290

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000
5,000,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

8.	Note Payable (continued)

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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the six months ended September 30, 2015, the Company recorded imputed interest of $450,000 (2014 - $450,000), at a rate of 18% per annum, which has been included in additional paid-in capital.

9.	Related Party Transactions

(a)	As at September 30, 2015, the Company owed $4,832,325 (March 31, 2015 – $4,937,037) to a company controlled by a significant shareholder of the Company. Of this amount, $nil (March 31, 2015 - $49,096) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with the significant shareholder, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was equal to the fair market value of the Company’s common stock on the date of issuance.

(b)	As at September 30, 2015, the Company owed $30,295 (20,042 GBP) (March 31, 2015 – $29,762 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)	As at September 30, 2015, the Company owed $30,580 (March 31, 2015 – $98,389) to a significant shareholder of the Company. Of this amount, $20,204 (March 31, 2015 - $79,219) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at September 30, 2015, the Company owed $25,915 (March 31, 2015 – $818) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(e)	As at September 30, 2015, the Company was owed $11,257 (March 31, 2015 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)	During the six months ended September 30, 2015, the Company incurred $120,000 (2014 – $120,000) in consulting fees to a significant shareholder of the Company.

(g)	During the six months ended September 30, 2015, the Company incurred $3,063 (2014 – $22,064) in consulting fees to a company controlled by a director of the Company.

(h)	During the six months ended September 30, 2015, the Company incurred $2,361 (2014 - $nil) in consulting fees to a director of the Company.

10.	Common Stock

(a)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 6(a).

(b)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 6(b).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

10.	Common Stock (continued)

(c)	On August 10, 2015, the Company issued 50,000 shares of common stock relating to a non-brokered private placement on May 20, 2015 at a price of $0.50 per share for proceeds of $25,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share.

(d)	On August 10, 2015, the Company issued 550,000 shares of common stock relating to a non-brokered private placement on May 26, 2015 at a price of $0.50 per share for proceeds of $275,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $1,031,250 to a maximum of $1,375,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days. The option expires on May 22, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days post the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share.

(e)	On August 10, 2015, the Company issued 100,000 shares of common stock relating to a non-brokered private placement on June 6, 2015 at a price of $0.50 per share for proceeds of $50,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $250,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

(f)	On August 10, 2015, the Company issued 600,000 shares of common stock relating to a non-brokered private placement on June 10, 2015 at a price of $0.50 per share for proceeds of $300,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $1,500,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

(g)	As at September 30, 2015, the Company had $102,000 in common stock issuable for the issuance of 200,000 shares of common stock pursuant to a consulting agreement. These shares were recorded at fair value based on the closing market rate on the date of the agreement. Refer to Note 13(c).

11.	Stock Options

During the six months ended September 30, 2015, the Company granted 362,500 stock options to officers and directors. The options are exercisable at $0.01 per share and expire three years from the date of grant.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Aggregate Intrinsic Value $

Outstanding, March 31, 2015	–	–

Granted	362,500	0.01

Outstanding, September 30, 2015	362,500	0.01	181,250

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

11.	Stock options (continued)

Additional information regarding stock options outstanding as at September 30, 2015, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	362,500	2.8	0.01

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2015	2014

Risk-free interest rate	1.06%	–
Expected life (in years)	3	–
Expected volatility	171%	–

The fair value of stock options vested during the six months ended September 30, 2015 was $251,577 (2014 - $nil) which was recorded as additional paid in capital and charged to operations. The weighted average fair value of stock options granted during the six months ended September 30, 2015 was $0.70 (2014 – $nil) per option.

12.	Segmented Information

The Company is located and operates in the U.S. and its subsidiaries are primarily located and operating in the United Kingdom and Asia. All non-current assets are located in the U.S.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

13.	Commitments (continued)

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGEP. PGEP plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGEP either purchasing the property or securing a lease permitting PGEP to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGEP securing sufficient financing for the construction of the facility.

(c)	On September 23, 2015, the Company entered into a consulting agreement with a non-related party for various services relating to marketing and promotion. Per the agreement, these services will be provided for a term of six months for consideration of $5,000 per month and 200,000 shares of common stock of the Company due upon execution of the agreement. Refer to Note 14(c).

14.	Subsequent Events

(a)	On October 2, 2015, the Company issued 960,017 shares of common stock with a fair value of $3,840,068 in a share exchange agreement with the shareholders of Enviro for the acquisition of 9,600,167 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(b)	On October 27, 2015, the Company entered into a loan agreement with a significant shareholder for proceeds of approximately $4,231. The loan is unsecured, bears an interest rate of US Prime Rate plus 4%, and is due on demand.

(c)	On October 20, 2015, the Company issued 200,000 shares of common shares pursuant to the consulting agreement described in Note 13(c).

(d)	On November 10, 2015, the Company issued a convertible note for the amount of $110,000 in exchange for $100,000. The note bears interest at 10% per annum and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. The note may be prepaid by the Company, in whole or in part, according to the following schedule: 1 to 60 days from the effective date – 110% of the principal amount; 61 to 121 days from the effective date – 115% of the principal amount; and 121 to 180 days from the effective date – 140% of the principal amount.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at September 30, 2015, we owed Sichel $nil and we owed PGG $9,476,552. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to make payments for more than six months in any 12 month period, PGG has the right to appoint an officer or director to the board, which right has not been exercised at this time.

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

Both Sichel and PGG are wholly owned subsidiaries of the Hookpia Trust. PGG’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from PGG. Sichel is a significant shareholder of our company and also provides us with consulting services. The sole director of Sichel is also the sole director of PGG. Further, PGG is a significant shareholder of EnviroTechnologies.

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

Our company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, our company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in our company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the six months ended September 30, 2015, our company had amortized $12,820 (2014 - $nil) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 common shares for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 10(a). As at September 30, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $187,180) and the fair value of the derivative liability was $nil (March 31, 2015 - $268,716).

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

On October 27, 2015, our company entered into a loan agreement with a significant shareholder for proceeds of approximately $4,231. The loan is unsecured, bears an interest rate of US Prime Rate plus 4%, and is due on demand.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended September 30, 2015 and 2014.

Our net loss for the three and six month periods ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015	2014
Amortization of intangible assets		$218,953		$199,922	$437,907		$731,527
Consulting fees		$243,342		$253,781	$389,592		$480,322
Foreign exchange (gain) loss		$(247,921)		$(171,766)	$(178,772)		$(27,573)
Office and miscellaneous		$20,887		$8,864	$37,153		$21,348
Professional fees		$44,586		$93,936	$85,490		$150,679
Stock-based compensation		$251,577	$	Nil	$251,577	$	Nil
Transfer agent and filing fees		$9,379		$15,850	$20,666		$17,632
Travel		$37,077		$18,757	$38,808		$38,256
Gain on extinguishment of debt	$	Nil	$	Nil	$(171,501)	$	Nil
Impairment of goodwill	$	Nil	$	Nil	$126,782	$	Nil
Interest expense		$293,438		$325,337	$633,155		$674,229
Loss on change in fair value of derivative liabilities	$	Nil		Nil	$1,057,818	$	Nil
Net Loss		$(871,318)		$(744,681)	$(2,728,678)		$(2,086,420)

Operating expenses for the three month period ended September 30, 2015 were $577,880 as compared to $419,344 for the three month period ended September 30, 2014. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to increases in stock based compensation, amortization of intangible assets and office administration.

Operating expenses for the six month period ended September 30, 2015 were $1,082,421 as compared to $1,412,191 for the six month period ended September 30, 2014. The decrease in operating expenses is primarily attributed to decreases in amortization of intangible assets, consulting and professional fees, and office and miscellaneous expenses.

For the three month period ended September 30, 2015, our company had a net loss of $871,318 ($0.05 per share) compared to a net loss of $744,681 ($0.05 per share) for the three month period ended September 30, 2014. In addition to the operating expenses noted above, for the three month period ended September 30, 2015, our company had interest expense of $293,438 as compared to interest expense of $325,337 for the three month period ended September 30, 2014.

For the six month period ended September 30, 2015, our company had a net loss of $2,728,675 ($0.15 per share) compared to a net loss of $2,086,420 ($0.13 per share) for the six month period ended September 30, 2014. For the six month period ended September 30, 2015, our company had interest expense of $633,155 as compared to interest expense of $674,229 for the six month period ended September 30, 2014. For the six month period ended September 30, 2015, the Company also had a gain on extinguishment of debt of $171,501, impairment of goodwill of $126,782, and a loss on change in fair value of derivative liabilities of $1,057,818 with no amounts for these items in the comparative period.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2015	As at March 31, 2015
Current Assets	$88,363	$43,897
Current Liabilities	$10,054,348	$9,996,313
Working Capital (Deficit)	$(9,965,985)	$(9,952,416)

Cash Flows

	Six Months Ended September 30, 2015		Six Months Ended September 30, 2014
Net cash used in operating activities		$(334,187)		$(355,848)
Net cash provided by investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$525,429		$223,362
Effect of foreign exchange rate changes		$(181,045)		$(44,514)
Net change in cash		$60,261		$(177,000)

As of September 30, 2015, we had $61,531 in cash, $88,363 in total current assets, $10,054,348 in total current liabilities and a working capital deficit of $9,965,985. As of March 31, 2015, we had a working capital deficit of $9,952,416.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the six months ended September 30, 2015, we spent $334,187 on operating activities, whereas $355,848 was spent on operating activities for the six month period ended September 30, 2015.

During the six months ended September 30, 2015, we received $525,429 from financing activities, which consisted of $650,000 in proceeds from share subscriptions received and $15,573 from related parties offset by $140,144 in repayments to related parties, whereas we received $223,362 from financing activities during the six months ended September 30, 2014.

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

Based on our planned expenditures, we will require approximately $825,000 to proceed with our business plan over the next 12 months. As of September 30, 2015, we had $61,531 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2015, our company has not generated any revenues, has a working capital deficit of $9,965,985, and has an accumulated deficit of $55,413,237 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities

On October 2, 2015, we entered into share exchange agreements (each, an “Agreement”) with certain shareholders (the “Shareholders”) of EnviroTechnologies, Inc., a Delaware corporation (“Enviro”). Pursuant to the terms of the Agreements, we have agreed to acquire 9,600,167 issued and outstanding common shares of Enviro from the Shareholders in exchange for shares of common stock of our company on an one (1) for ten (10) basis. We did not issue any fractional shares of our company. In lieu of such fractional shares, the Shareholders entitled to such fractional shares had such fraction rounded up to the nearest whole number of shares of our company.

On October 2, 2015, pursuant to the Agreements, we closed on the above share exchange. We issued an aggregate of 827,778 common shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended. Concurrently, we issued an aggregate of 132,239 common shares to one (1) person relying on the exemption from registration for “accredited investors” contained in Rule 506 of Regulation D of the Securities Act of 1933.

On September 22, 2015, our company entered into a consulting agreement (the “Agreement”) with Midam Ventures, LLC (“Midam”) wherein Midam will provide investor relations and business advisory services to us from September 23, 2015 to March 23, 2016. Any compensation described in the Agreement shall be deemed earned and vested by Midam even in the case of early termination of the Agreement.

Pursuant to the terms of the Agreement, we will to pay $30,000 in cash and 200,000 common restricted shares of our company to Midam. Effective October 20, 2015, we issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)

Exhibit Number	Description
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Agreement between our company and Alexander Shead dated July 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited); Pacific Green Technologies Asia Limited.
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 24, 2015	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

