Form 10-Q/A
period 2015-09-30
Pacific Green Technologies Inc.
filed 2016-02-22
CIK 1553404

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

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 24, 2015 (the “Original Filing Date”) to restate the interim financial statements for the quarterly period ended September 30, 2015.

On February 16, 2016, our auditors, Saturna Group Chartered Professional Accountants LLP, notified us that it believed there was an error in our consolidated financial statements as at September 30, 2015 relating to a late consulting fees invoice that was not recorded.

Management further discussed the matter with Saturna Group Chartered Professional Accountants LLP and both parties agreed that the above was not appropriately accounted for and the Company determined that the effect of such misstatement was material. As a result, we decided to restate the unaudited consolidated financial statements for the quarterly period ended September 30, 2015 filed on Form 10-Q (the “Report”). The consolidated financial statements included within the Report noted above should no longer be relied upon.

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

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2015 $	March 31, 2015 $
	(Restated - Note 14)
	(unaudited)

ASSETS

Cash	61,531	1,270
VAT receivable	5,758	5,683
Prepaid expenses	9,817	687
Advances receivable	–	25,000
Due from related party (Note 9)	11,257	11,257

Total Current Assets	88,363	43,897

Intangible assets (Note 4)	12,797,323	13,235,230

Total Assets	12,885,686	13,279,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	672,693	638,808
Loan payable (Note 5)	657,546	645,975
Convertible debentures, net of unamortized discount of $nil and $14,457, respectively (Note 6)	–	285,543
Current portion of note payable, net of unamortized discount of $110,006 and $33,438, respectively (Note 8)	3,889,994	2,966,562
Due to related parties (Note 9)	4,919,115	5,066,006
Derivative liabilities (Note 7)	–	393,419

Total Current Liabilities	10,139,348	9,996,313

Note payable, net of unamortized discount of $245,767 and $486,710, respectively (Note 8)	754,233	1,513,290

Total Liabilities	10,893,581	11,509,603

Going Concern (Note 1)
Commitments (Note 13)
Subsequent Events (Note 15)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 19,139,416 and 16,321,681 shares issued and outstanding, respectively	19,139	16,322
Common stock issuable (Notes 4 and 10)	8,970,523	8,868,523
Additional paid-in capital	48,478,559	45,523,380
Accumulated other comprehensive income	22,121	45,861

Deficit	(55,498,237)	(52,684,562)

Total Stockholders’ Equity	1,992,105	1,769,524

Total Liabilities and Stockholders’ Equity	12,885,686	13,279,127

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2015 $	Three Months Ended September 30, 2014 $	Six Months Ended September 30, 2015 $	Six Months Ended September 30, 2014 $
	(Restated -		(Restated -
	Note 14)		Note 14)

Expenses
Amortization of intangible assets	218,953	199,922	437,907	731,527
Consulting and management fees (Notes 9 and 11)	579,919	253,781	726,169	480,322
Foreign exchange gain	(247,921)	(171,766)	(178,772)	(27,573)
Office and miscellaneous	20,887	8,864	37,153	21,348
Professional fees	44,586	93,936	85,490	150,679
Transfer agent and filing fees	9,379	15,850	20,666	17,632
Travel	37,077	18,757	38,808	38,256

Total expenses	662,880	419,344	1,167,421	1,412,191

Loss before other expenses	(662,880)	(419,344)	(1,167,421)	(1,412,191)

Other income (expense)
Gain on extinguishment of debt (Note 10)	–	–	171,501	–
Impairment of goodwill (Note 3)	–	–	(126,782)	–
Interest expense (Notes 6 and 8)	(293,438)	(325,337)	(633,155)	(674,229)
Loss on change in fair value of derivative liabilities (Note 7)	–	–	(1,057,818)	–

Total other income (expense)	(293,438)	(325,337)	(1,646,254)	(674,229)

Net loss for the period	(956,318)	(744,681)	(2,813,675)	(2,086,420)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	56,256	80,967	(23,740)	42,486

Comprehensive loss for the period	(900,062)	(663,714)	(2,837,415)	(2,043,934)

Net loss per share, basic and diluted	(0.05)	(0.05)	(0.16)	(0.13)

Weighted average number of shares outstanding	18,560,068	16,321,681	17,897,133	16,321,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2015 $	Six Months Ended September 30, 2014 $
	(Restated -
	Note 14)

Operating Activities
Net loss for the period	(2,813,675)	(2,086,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	178,832	215,276
Amortization of intangible assets	437,907	731,527
Common stock issuable for consulting services	102,000	–
Gain on extinguishment of debt	(171,501)	–
Impairment of goodwill	126,782	–
Imputed interest	450,000	450,000
Loss on change in fair value of derivative liabilities	1,057,818	–
Stock-based compensation	251,577	–
Changes in operating assets and liabilities:
VAT receivable	(75)	(4,061)
Prepaid expenses	(9,130)	–
Advances receivable	25,000	–
Accounts payable and accrued liabilities	36,702	137,984
Due to related parties	(6,424)	199,846

Net Cash Used In Operating Activities	(334,187)	(355,848)

Investing Activities
Cash acquired on acquisition of subsidiary	50,064	–

Net Cash Provided by Investing Activities	50,064	–

Financing Activities
Proceeds from related parties	15,573	–
Repayments to related parties	(140,144)	(76,638)
Proceeds from convertible debentures	–	300,000
Proceeds from share subscriptions received	650,000	–

Net Cash Provided by Financing Activities	525,429	223,362

Effect of Foreign Exchange Rate Changes on Cash	(181,045)	(44,514)

Change in Cash	60,261	(177,000)

Cash, Beginning of Period	1,270	205,571

Cash, End of Period	61,531	28,571

Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	1,606,419	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2015, the Company has not generated any revenues, has a working capital deficit of $10,050,985, and has an accumulated deficit of $55,498,237 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. As at September 30, 2015, the Company still has 2,217,130 shares of its common stock issuable to Enviro shareholders at a fair value $8,868,523, which was recorded as common stock issuable. Refer to Note 15(a).

5.	Loan Payable

As at September 30, 2015, PGEP, the Company’s wholly owned subsidiary, owes $657,546 (£435,000) (March 31, 2015 - $645,975 (£435,000) to a non-related party, which is non-interest bearing interest, unsecured, and due on demand .

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

9.	Related Party Transactions

(a)	As at September 30, 2015, the Company owed $4,832,325 (March 31, 2015 – $4,937,037) to a company controlled by a significant shareholder of the Company. Of this amount, $nil (March 31, 2015 - $49,096) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with the significant shareholder, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(b)	As at September 30, 2015, the Company owed $30,295 (20,042 GBP) (March 31, 2015 – $29,762 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)	As at September 30, 2015, the Company owed $30,580 (March 31, 2015 – $98,389) to a significant shareholder of the Company. Of this amount, $20,204 (March 31, 2015 - $79,219) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at September 30, 2015, the Company owed $25,915 (March 31, 2015 – $818) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(e)	As at September 30, 2015, the Company was owed $11,257 (March 31, 2015 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)	During the six months ended September 30, 2015, the Company incurred $120,000 (2014 – $120,000) in consulting fees to a significant shareholder of the Company.

(g)	During the six months ended September 30, 2015, the Company incurred $3,063 (2014 – $22,064) in consulting fees to a company controlled by a director of the Company.

(h)	During the six months ended September 30, 2015, the Company incurred $2,361 (2014 - $nil) in consulting fees to a director of the Company.

10.	Common Stock

(a)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 6(a).

(b)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 6(b).

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

During the six months ended September 30, 2015, the Company granted 362,500 stock options to officers and directors of the Company. The options are exercisable at $0.01 per share and expire three years from the date of grant.

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

The fair value of stock options vested during the six months ended September 30, 2015 was $251,577 (2014 - $nil) which was recorded as additional paid in capital and charged to operations (included in consulting and management fees). The weighted average fair value of stock options granted during the six months ended September 30, 2015 was $0.70 (2014 – $nil) per option.

12.	Segmented Information

The Company is located and operates in the U.S. and its subsidiaries are primarily located and operating in the United Kingdom and Asia. All non-current assets are located in the U.S .

13.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGEP. PGEP plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGEP either purchasing the property or securing a lease permitting PGEP to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGEP securing sufficient financing for the construction of the facility.

(c)	On September 23, 2015, the Company entered into a consulting agreement with a non-related party for various services relating to marketing and promotion. Per the agreement, these services will be provided for a term of six months for consideration of $5,000 per month and 200,000 shares of common stock of the Company due upon execution of the agreement. Refer to Note 15(c).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

14.	Restatement

The Company restated its consolidated financial statements as at September 30, 2015 and for the three and six months then ended to reflect additional consulting fees incurred during the period. This restatement resulted in an increase to net loss of $85,000 and an increase to loss per share of $0.01.

The impact of the restatement as at September 30, 2015 and for the three and six months then ended is summarized below:

Consolidated Balance Sheet

	As At September 30, 2015
	As Reported $	Adjustment $	As Restated $

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	587,693	85,000	672,693
Total Current Liabilities	10,054,348	85,000	10,139,348
Total Liabilities	10,808,581	85,000	10,893,581
Stockholders’ Equity
Deficit	(55,413,237)	(85,000)	(55,498,237)

Total Stockholders’ Equity	2,077,105	(85,000)	1,992,105

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2015
	As Reported $	Adjustment $	As Restated $

Expenses
Consulting fees	243,342	(243,342)	–
Consulting and management fees	–	579,919	579,919
Stock-based compensation	251,577	(251,577)	–
Total expenses	577,880	85,000	662,880
Loss before other expenses	(577,880)	(85,000)	(662,880)
Net loss for the period	(871,318)	(85,000)	(956,318)
Comprehensive loss for the period	(815,062)	(85,000)	(900,062)

	Six Months Ended September 30, 2015
	As Reported $	Adjustment $	As Restated $

Expenses
Consulting fees	389,592	(389,592)	–
Consulting and management fees	–	726,169	726,169
Stock-based compensation	251,577	(251,577)	–
Total expenses	1,082,421	85,000	1,167,421
Loss before other expenses	(1,082,421)	(85,000)	(1,167,421)
Net loss for the period	(2,728,675)	(85,000)	(2,813,675)
Comprehensive loss for the period	(2,752,415)	(85,000)	(2,837,415)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

14.	Restatement (continued)

Consolidated Statement of Cash Flows

	Six Months Ended September 30, 2015
	As Reported $	Adjustment $	As Restated $

Operating Activities
Net loss for the period	(2,728,675)	(85,000)	(2,813,675)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(48,298)	85,000	36,702

15.	Subsequent Events

(a)	On October 2, 2015, the Company issued 960,017 shares of common stock with a fair value of $3,840,068 in a share exchange agreement with the shareholders of Enviro for the acquisition of 9,600,167 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(b)

On October 16, 2015, the Company entered into a loan agreement with a significant shareholder for proceeds of $6,090 (Cdn$8,000). The loan is unsecured, bears an interest rate of US Prime Rate plus 4%, and is due on demand.

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

Our net loss for the three and six month periods ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015	2014
Amortization of intangible assets		$218,953		$199,922	$437,907		$731,527
Consulting fees		$579,919		$253,781	$726,169		$480,322
Foreign exchange (gain) loss		$(247,921)		$(171,766)	$(178,772)		$(27,573)
Office and miscellaneous		$20,887		$8,864	$37,153		$21,348
Professional fees		$44,586		$93,936	$85,490		$150,679
Transfer agent and filing fees		$9,379		$15,850	$20,666		$17,632
Travel		$37,077		$18,757	$38,808		$38,256
Gain on extinguishment of debt	$	Nil	$	Nil	$(171,501)	$	Nil
Impairment of goodwill	$	Nil	$	Nil	$126,782	$	Nil
Interest expense		$293,438		$325,337	$633,155		$674,229
Loss on change in fair value of derivative liabilities	$	Nil		Nil	$1,057,818	$	Nil
Net Loss		$(956,318)		$(744,681)	$(2,813,675)		$(2,086,420)

Operating expenses for the three month period ended September 30, 2015 were $662,880 as compared to $419,344 for the three month period ended September 30, 2014. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to increases in stock based compensation, amortization of intangible assets and office administration.

Operating expenses for the six month period ended September 30, 2015 were $1,167,421 as compared to $1,412,191 for the six month period ended September 30, 2014. The decrease in operating expenses is primarily attributed to decreases in amortization of intangible assets, and professional fees as well as an increase of the gain on foreign exchange, offset by increases to consulting, office and miscellaneous expenses, and transfer agent and filing fees.

For the three month period ended September 30, 2015, our company had a net loss of $956,318 ($0.05 per share) compared to a net loss of $744,681 ($0.05 per share) for the three month period ended September 30, 2014. In addition to the operating expenses noted above, for the three month period ended September 30, 2015, our company incurred interest expense of $293,438 as compared to interest expense of $325,337 for the three month period ended September 30, 2014.

For the six month period ended September 30, 2015, our company had a net loss of $2,813,675 ($0.16 per share) compared to a net loss of $2,086,420 ($0.13 per share) for the six month period ended September 30, 2014. For the six month period ended September 30, 2015, our company incurred interest expense of $633,155 as compared to interest expense of $674,229 for the six month period ended September 30, 2014. For the six month period ended September 30, 2015, the Company also had a gain on extinguishment of debt of $171,501, impairment of goodwill of $126,782, and a loss on change in fair value of derivative liabilities of $1,057,818 with no amounts for these items in the comparative period.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2015	As at March 31, 2015
Current Assets	$88,363	$43,897
Current Liabilities	$10,139,348	$9,996,313
Working Capital (Deficit)	$(10,050,985)	$(9,952,416)

Cash Flows

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Net cash used in operating activities	$(334,187)		$(355,848)
Net cash provided by investing activities	$50,064	$	Nil
Net cash provided by financing activities	$525,429		$223,362
Effect of foreign exchange rate changes	$(181,045)		$(44,514)
Net change in cash	$60,261		$(177,000)

As of September 30, 2015, we had $61,531 in cash, $88,363 in total current assets, $10,139,348 in total current liabilities and a working capital deficit of $10,050,985. As of March 31, 2015, we had a working capital deficit of $9,952,416.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the six months ended September 30, 2015, we spent $334,187 on operating activities, whereas $355,848 was spent on operating activities for the six month period ended September 30, 2014.

During the six months ended September 30, 2015, we received $50,064 on investing activities for cash acquired on acquisition of a subsidiary, whereas we received nil in investing activities for the six month period ended September 30, 2014.

During the six months ended September 30, 2015, we received $525,429 from financing activities, which consisted of $650,000 in proceeds from share subscriptions received and $15,573 from related parties offset by $140,144 in repayments to related parties, whereas we received $223,362 from financing activities during the six months ended September 30, 2014 which consisted of 300,000 for proceeds from convertible debentures offset by $76,638 in repayments to related parties.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2015, our company has not generated any revenues, has a working capital deficit of $10,050,985, and has an accumulated deficit of $55,498,237 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 22, 2016	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

