Form 10-Q
period 2015-12-31
Pacific Green Technologies Inc.
filed 2016-02-22
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

20,932,766 common shares issued and outstanding as of February 17, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended December 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to the Condensed Consolidated Financial Statements	F–4

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2015 $	March 31, 2015 $
	(unaudited)

ASSETS

Cash	333,732	1,270
VAT receivable	5,084	5,683
Prepaid expenses and deposits	120,000	687
Advance receivable	–	25,000
Due from related party (Note 9)	11,257	11,257

Total Current Assets	470,073	43,897

Deferred financing costs (Note 6)	8,607	–
Intangible assets (Note 4)	12,578,370	13,235,230

Total Assets	13,057,050	13,279,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	710,999	638,808
Loan payable (Note 5)	641,451	645,975
Convertible debentures, net of unamortized discount of $108,574 and $14,457, respectively (Note 6)	1,426	285,543
Current portion of note payable, net of unamortized discount of $72,091 and $33,438, respectively (Note 8)	3,927,909	2,966,562
Due to related parties (Note 9)	4,926,891	5,066,006
Derivative liabilities (Note 7)	270,411	393,419

Total Current Liabilities	10,479,087	9,996,313

Note payable, net of unamortized discount of $213,636 and $486,710, respectively (Note 8)	786,364	1,513,290

Total Liabilities	11,265,451	11,509,603

Going Concern (Note 1)
Commitments (Note 13)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 20,932,766 and 16,321,681 shares issued and outstanding, respectively	20,933	16,322
Common stock issuable (Note 4)	5,028,455	8,868,523
Additional paid-in capital	53,118,834	45,523,380
Accumulated other comprehensive income	58,114	45,861
Deficit	(56,434,737)	(52,684,562)

Total Stockholders’ Equity	1,791,599	1,769,524

Total Liabilities and Stockholders’ Equity	13,057,050	13,279,127

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2015 $	Three Months Ended December 31, 2014 $	Nine Months Ended December 31, 2015 $	Nine Months Ended December 31, 2014 $

Expenses
Advertising and promotion	10,000	–	10,000	–
Amortization of intangible assets	218,953	365,764	656,860	1,097,291
Consulting and management fees (Notes 9 and 11)	227,881	204,563	954,050	684,885
Foreign exchange gain	(110,290)	(160,740)	(289,062)	(188,313)
Office and miscellaneous	25,958	7,756	63,111	29,104
Professional fees	62,716	29,667	148,206	180,346
Transfer agent and filing fees	6,501	5,890	27,167	23,522
Travel	36,504	247	75,312	38,503

Total expenses	478,223	453,147	1,645,644	1,865,338

Loss before other expenses	(478,223)	(453,147)	(1,645,644)	(1,865,338)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities (Note 7)	(160,411)	4,959	(1,218,229)	4,959
Gain on extinguishment of debt (Note 10)	–	–	171,501	–
Impairment of goodwill (Note 3)	–	–	(126,782)	–
Interest expense (Notes 6 and 8)	(297,866)	(337,804)	(931,021)	(1,012,033)

Total other income (expense)	(458,277)	(332,845)	(2,104,531)	(1,007,074)

Net loss for the period	(936,500)	(785,992)	(3,750,175)	(2,872,412)

Other comprehensive income
Foreign currency translation gain	35,993	58,504	12,253	100,990

Comprehensive loss for the period	(900,507)	(727,488)	(3,737,922)	(2,771,422)

Net loss per share, basic and diluted	(0.05)	(0.05)	(0.20)	(0.18)

Weighted average number of shares outstanding	20,364,070	16,321,681	18,722,436	16,321,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2015 $	Nine Months Ended December 31, 2014 $

Operating Activities

Net loss for the period	(3,750,175)	(2,872,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	250,304	319,951
Amortization of deferred financing costs	1,393	–
Amortization of intangible assets	656,860	1,097,291
Gain on extinguishment of debt	(171,501)	–
Impairment of goodwill	126,782	–
Imputed interest	675,000	675,000
Loss (gain) on change in fair value of derivative liabilities	1,218,229	(4,959)
Shares issued for consulting services	102,000	–
Stock-based compensation	251,577	–
Changes in operating assets and liabilities:
VAT receivable	599	(3,882)
Prepaid expenses and deposits	(119,313)	–
Advance receivable	25,000	–
Due from related party	–	(11,257)
Accounts payable and accrued liabilities	75,009	238,270
Due to related parties	74,494	259,993

Net Cash Used In Operating Activities	(583,742)	(302,005)

Investing Activities

Cash acquired on acquisition of subsidiary	50,064	–

Net Cash Provided by Investing Activities	50,064	–

Financing Activities
Proceeds from related parties	19,804	33,500
Repayments to related parties	(145,375)	(65,381)
Proceeds from convertible debentures	100,000	300,000
Proceeds from issuance of shares	1,125,000	–

Net Cash Provided by Financing Activities	1,099,429	268,119

Effect of Foreign Exchange Rate Changes on Cash	(233,289)	(168,101)

Change in Cash	332,462	(201,987)

Cash, Beginning of Period	1,270	205,571

Cash, End of Period	333,732	3,584

Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	1,606,419	–
Recognition of debt discount due to derivative	110,000	43,715

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Pacific Green Technologies Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2015, the Company has not generated any revenues, has a working capital deficit of $10,009,015, and has an accumulated deficit of $56,434,737 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies
(a)	Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Technologies Limited (PGT Limited)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (formerly Pacific Green Energy Parks Limited) (“PGTIL”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Financial Instruments

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

December 31, 2015

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

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gain (loss) $

Cash	333,732	–	–	–
Derivative liabilities	–	–	270,411	(1,218,229)

Total	333,732	–	270,411	(1,218,229)

During the nine months ended December 31, 2015, the Company recognized a loss on change in fair value of derivative liabilities of $1,218,229.

(c)	Recent Accounting Pronouncements

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

As PGTA and PGTC were dependent on the Company for funding prior to acquisition and were at non-arms’ length with the Company, the Company recorded an impairment of goodwill of $126,782 as a cost of acquisition.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2015 Net carrying value $	March 31, 2015 Net carrying value $

Patents and technical information	35,852,556	(2,816,931)	(20,457,255)	12,578,370	13,235,230

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to PGT Inc. as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to PGT Inc. The Company will enter into share exchange agreements with Enviro shareholders in which it will issue shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. As at December 31, 2015, the Company still has 1,257,117 (March 31, 2015 - 2,217,130) shares of its common stock issuable to Enviro shareholders at a fair value $5,028,455 (March 31, 2015 - $8,868,523), which was recorded as common stock issuable. Refer to Note 10(g).

5.	Loan Payable

As at December 31, 2015, PGTIL, the Company’s wholly owned subsidiary, owes $641,451 (£435,000) (March 31, 2015 - $645,975 (£435,000)) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

6.	Convertible Debentures
(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, the Company recorded accrued interest of $nil (March 31, 2015 - $17,458), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the nine months ended December 31, 2015, the Company had amortized $12,820 (2014 - $6,372) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 common shares for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 10(a). As at December 31, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $187,180) and the fair value of the derivative liability was $nil (March 31, 2015 - $268,716).

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2015, the Company recorded accrued interest of $nil (March 31, 2015 - $7,092), which has been included in accounts payable and accrued liabilities.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

6.	Convertible Debentures (continued)

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the nine months ended December 31, 2015, the Company had amortized $1,637 (2014 - $1,028) of the debt discount to interest expense. On May 4, 2015, the Company issued 459,418 common shares for the conversion of $100,000 of this debenture and $7,796 of accrued interest. Refer to Note 10(b). As at December 31, 2015, the carrying value of the debenture was $nil (March 31, 2015 - $98,363) and the fair value of the derivative liability was $nil (March 31, 2015 - $124,703).

(c)	On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. During the nine months ended December 31, 2015, the Company amortized $1,393 (2014 - $nil) of the deferred financing costs.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the nine months ended December 31, 2015, the Company had amortized $1,426 (2014 - $nil) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $1,426 (March 31, 2015 - $nil) and the fair value of the derivative liability was $270,411 (March 31, 2015 - $nil).

7.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended December 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $1,218,229 (2014 - gain of $4,959). As at December 31, 2015, the Company recorded a derivative liability of $270,411 (March 31, 2015 - $393,419).

The following inputs and assumptions were used to fair value the convertible debentures outstanding during the nine months ended December 31, 2015:

	May 27, 2014 Convertible Debenture		June 12, 2014 Convertible Debenture		November 10, 2015 Convertible Debenture
	As at May 4, 2015	As at March 31, 2015	As at May 13, 2015	As at March 31, 2015	As at December 31, 2015	As at November 10, 2015

Estimated common stock issuable upon extinguishment	1,219,432	438,135	466,649	202,020	276,884	359,477
Estimated exercise price	0.18	0.50	0.23	0.50	0.40	0.31
Risk-free interest rate	1%	3%	2%	3%	0.1%	0.1%
Expected dividend yield	–	–	–	–	–	–
Expected volatility	147%	195%	141%	189%	236%	194%
Expected life (in years)	0.06	0.16	0.08	0.20	0.86	1.00

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2015	393,419
Debt discount due to derivative	110,000
Mark to market adjustment	1,218,229
Adjustment for extinguishments	(1,451,237)
Balance, December 31, 2015	270,411

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

8.	Note Payable

	December 31, 2015 $	March 31, 2015 $

Opening balance	4,479,852	4,068,131
Accretion of unamortized discount	234,421	411,721
Ending balance	4,714,273	4,479,852
Less: current portion	(3,927,909)	(2,966,562)
Long-term portion	786,364	1,513,290

The principal repayments of the note payable are as follows:

$

June 14, 2013	1,000,000
June 14, 2014	1,000,000
June 14, 2015	1,000,000
June 14, 2016	1,000,000
June 14, 2017	1,000,000
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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 14, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the nine months ended December 31, 2015, the Company recorded imputed interest of $675,000 (2014 - $675,000), at a rate of 18% per annum, which has been included in additional paid-in capital.

9.	Related Party Transactions

(a)	As at December 31, 2015, the Company owed $4,777,343 (March 31, 2015 – $4,937,037) to a company controlled by a significant shareholder of the Company. Of this amount, $nil (March 31, 2015 - $49,096) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with the significant shareholder, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(b)	As at December 31, 2015, the Company owed $29,554 (20,042 GBP) (March 31, 2015 – $29,762 (20,042 GBP)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2015, the Company owed $50,376 (March 31, 2015 – $98,389) to a significant shareholder of the Company, of which $4,240 (March 31, 2015 - $nil) was included in accounts payable and accrued liabilities. Of this amount, $20,204 (March 31, 2015 - $79,219) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2015, the Company owed $73,858 (March 31, 2015 – $818) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

9.	Related Party Transactions (continued)

(e)	As at December 31, 2015, the Company was owed $11,257 (March 31, 2015 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)	During the nine months ended December 31, 2015, the Company incurred $180,000 (2014 – $180,000) in consulting fees to a significant shareholder of the Company.

(g)	During the nine months ended December 31, 2015, the Company incurred $7,563 (2014 – $35,406) in consulting fees to a company controlled by a director of the Company.

(h)	During the nine months ended December 31, 2015, the Company incurred $75,632 (2014 - $nil) in consulting fees to a director of the Company.

10.	Common Stock

(a)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 6(a).

(b)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 6(b).

(c)	On August 10, 2015, the Company issued 50,000 shares of common stock relating to a non-brokered private placement on May 20, 2015 at a price of $0.50 per share for proceeds of $25,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the “Option Event”) and must be exercised within 28 days of the Option Event. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share.

(d)	On August 10, 2015, the Company issued 550,000 shares of common stock relating to a non-brokered private placement on May 26, 2015 at a price of $0.50 per share for proceeds of $275,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $1,031,250 to a maximum of $1,375,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 28 days of the Option Event. The option expires on May 22, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days post the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share.

(e)	On August 10, 2015, the Company issued 100,000 shares of common stock relating to a non-brokered private placement on June 6, 2015 at a price of $0.50 per share for proceeds of $50,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $250,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

(f)	On August 10, 2015, the Company issued 600,000 shares of common stock relating to a non-brokered private placement on June 10, 2015 at a price of $0.50 per share for proceeds of $300,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $1,500,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option expires on June 6, 2017 and has an exercise price of $1.50 per share.

(g)	On October 2, 2015, the Company issued 960,017 shares of common stock with a fair value of $3,840,068 in a share exchange agreement with the shareholders of Enviro for the acquisition of 9,600,167 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

10.	Common Stock (continued)

(h)	On October 20, 2015, the Company issued 200,000 shares of common shares pursuant to the consulting agreement described in Note 13(c). These shares were recorded at fair value of $102,000 based on the closing market rate on the date of the agreement.

(i)	On December 11, 2015, the Company issued 433,333 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $325,000.

(j)	On December 15, 2015, the Company issued 200,000 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $150,000.

11.	Stock Options

During the nine months ended December 31, 2015, the Company granted 362,500 stock options to officers and directors of the Company. The options are exercisable at $0.01 per share and expire three years from the date of grant.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Aggregate Intrinsic Value $

Balance, March 31, 2015	–	–
Granted	362,500	0.01

Balance, December 31, 2015	362,500	0.01	413,250

Additional information regarding stock options outstanding as at December 31, 2015, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	362,500	2.6	0.01

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2015	2014

Risk-free interest rate	1.06%	–
Expected life (in years)	3	–
Expected volatility	171%	–

The fair value of stock options vested during the nine months ended December 31, 2015 was $251,577 (2014 - $nil), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the nine months ended December 31, 2015 was $0.70 (2014 – $nil) per option.

12.	Segmented Information

The Company is located and operates in the U.S. and its subsidiaries are primarily located and operating in the United Kingdom and Asia. All non-current assets are located in the U.S.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

(unaudited)

13.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and
iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGTIL. PGTIL plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGTIL either purchasing the property or securing a lease permitting PGTIL to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGTIL securing sufficient financing for the construction of the facility.

(c)	On September 23, 2015, the Company entered into a consulting agreement with a non-related party for various services relating to marketing and promotion. Per the agreement, these services will be provided for a term of six months for consideration of $5,000 per month and 200,000 shares of common stock of the Company due upon execution of the agreement. Refer to Note 10(h).

(d)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product and provide a technology license and technical support (the “Technology”) to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

Upon receiving each order from the Company, the Supplier and the Company shall submit to each other the respective estimated budgets. For each project, after receipt of the revenue from the relevant customer, the expenses of the Company and the Supplier shall be deducted and reimbursed from the revenue proportionally. The parties have agreed to share the gross profits at an even split of 50% each.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2014, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2015, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2016, $1,000,000; and

●	June 12, 2017, $1,000,000.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 (as of December 31, 2015, 12,571,170 common shares of EnviroTechnologies remain to be returned) common shares of EnviroTechnologies to EnviroResolutions. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

On October 24, 2015, our company entered into a marketing and consulting agreement with Red Rock Marketing Media, Inc. (“Red Rock”) wherein Red Rock will provide investor relations and business advisory services to us for a period of 40 business days starting on or before the 10 business days after compensation is received from Red Rock. Pursuant to the terms of the Agreement, we will to pay $100,000 in cash by October 29, 2015.

On October 27, 2015, our company entered into a loan agreement with a significant shareholder for proceeds of approximately $4,231. The loan is unsecured, bears an interest rate of US Prime Rate plus 4%, and is due on demand.

On November 10, 2015, we issued a convertible note (the “Note”) to Tangiers Investment Group, LLC (“Tangiers”) in exchange for an aggregate of $100,000 from Tangiers. The Note is for the aggregate sum of $110,000 with 10% interest as an original issue discount and convertible into our common shares of (the “Shares”) at a price of equal to the lower of: (a) $.40 per common share of our company or (b) 60% of the lowest trading price of our common stock during the 20 consecutive trading days prior to the date on which the holder of the Note elects to convert all or part of the Note.

On November 17, 2015, Pacific Green Technologies China Limited, a wholly-owned subsidiary of our company, entered into a commercial joint venture agreement with PowerChina SPEM Company Limited (“PowerChina”) wherein PowerChina would receive and process orders from our company for customers, and manufacture and install products as an engineering procurement construction process. In return, our company agreed to design the product and provide a technology license and technical supports to PowerChina. During the Agreement, we will provide PowerChina with a non-transferrable right and license to use Technology to manufacture and install our product within the Peoples’ Republic of China.

Upon receiving each order from us, PowerChina and we shall submit to each other the respective estimated budgets. For each project, after receipt of the revenue from the relevant customer, the budgets of our company and PowerChina shall be deducted and reimbursed from the revenue proportionally. We have agreed to share the gross profit pursuant to an even split of 50% to PowerChina and 50% to our company.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended December 31, 2015 and 2014.

Our net loss for the three and nine month periods ended December 31, 2015 and 2014 are summarized as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015	2014
Advertising and promotion		$10,000	$	Nil	$10,000	$	Nil
Amortization of intangible assets		$218,953		$365,764	$656,860		$1,097,291
Consulting fees		$227,881		$204,563	$954,050		$684,885
Foreign exchange (gain) loss		$(110,290)		$(160,740)	$(289,062)		$(188,313)
Office and miscellaneous		$25,958		$7,756	$63,111		$29,104
Professional fees		$62,716		$29,667	$148,206		$180,346
Transfer agent and filing fees		$6,501		$5,890	$27,167		$23,522
Travel		$36,504		$247	$75,312		$38,503
Loss (gain) on change in fair value of derivative liabilities		$160,411		$(4,959)	$1,218,229		$(4,959
Gain on extinguishment of debt	$	Nil	$	Nil	$(171,501)	$	Nil
Impairment of goodwill	$	Nil	$	Nil	$126,782	$	Nil
Interest expense		$297,866		$337,804	$931,021		$1,012,033
Net Loss		$(936,500)		$(785,992)	$(3,750,175)		$(2,872,412)

Expenses for the three month period ended December 31, 2015 were $478,223 as compared to $453,147 for the three month period ended December 31, 2014. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to increases in advertising and promotion, consulting fees, office and miscellaneous, professional fees, transfer agent, and travel expenses.

Expenses for the nine month period ended December 31, 2015 were $1,645,644 as compared to $1,865,338 for the nine month period ended December 31, 2014. The decrease in operating expenses is primarily attributed to decreases in amortization of intangible assets, and professional fees as well as an increase in the gain on foreign exchange. This decrease was offset by increases in advertising and promotion, consulting fees, office and miscellaneous, transfer agent and filing fees and travel.

For the three month period ended December 31, 2015, our company had a net loss of $936,500 ($0.05 per share) compared to a net loss of $785,992 ($0.05 per share) for the three month period ended December 31, 2014. In addition to the operating expenses noted above, for the three month period ended December 31, 2015, our company had incurred interest expense of $297,866 and a loss on change in fair value of derivative liabilities of $160,411 as compared to interest expense of $337,804 and a gain on change in fair value of derivative liabilities of $4,959 for the three month period ended December 31, 2014.

For the nine month period ended December 31, 2015, our company had a net loss of $3,750,175 ($0.20 per share) compared to a net loss of $2,872,412 ($0.18 per share) for the nine month period ended December 31, 2014. For the nine month period ended December 31, 2015, our company had incurred interest expense of $931,021, loss on change in fair value of derivative liabilities of $1,218,229, gain on extinguishment of debt of $171,501, and impairment of goodwill of $126,782 as compared to interest expense of $1,012,033 and gain on change in fair value of derivative liabilities of $4,959 for the nine month period ended December 31, 2014.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2015	As at March 31, 2015
Current Assets	$470,073	$43,897
Current Liabilities	$10,479,087	$9,996,313
Working Capital (Deficit)	$(10,009,014)	$(9,952,416)

Cash Flows

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Net cash used in operating activities	$(583,742)		$(302,005)
Net cash used in investing activities	$50,064	$	Nil
Net cash provided by financing activities	$1,099,429		$268,119
Effect of foreign exchange	$(233,289)		$(168,101)
Net increase (decrease) in cash	$332,462		$(201,987)

As of December 31, 2015, we had $333,732 in cash, $470,073 in total current assets, $10,479,087 in total current liabilities and a working capital deficit of $10,009,014. As of March 31, 2015, we had a working capital deficit of $9,952,416.

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the nine months ended December 31, 2015, we spent $583,742 on operating activities, whereas $302,005 was spent on operating activities for the nine month period ended December 31, 2014.

During the nine months ended December 31, 2015, we had received $50,064 in investing activities for cash acquired on acquisition of a subsidiary, whereas we used nil in investing activities during the three months ended December 31, 2014.

During the nine months ended December 31, 2015, we received $1,099,429 from financing activities, which consisted of $19,804 in proceeds from related parties, $100,000 in proceeds from convertible debentures issued, and $1,125,000 in proceeds from issuance of shares, offset by a $145,375 in repayments to related parties, whereas we received $268,119 from financing activities, which consisted of $33,500 in proceeds from related parties and $300,000 in proceeds from convertible debentures issued, offset by a $65,381 in repayments to related parties during the nine months ended December 31, 2014.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning January 2016) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $825,000 to proceed with our business plan over the next 12 months. As of December 31, 2015, we had $333,732 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our consolidated financial statements for the nine month period ended December 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2015, our company has not generated any revenues, has a working capital deficit of $10,009,014, and has an accumulated deficit of $56,434,737 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of our company and the following entities:

Pacific Green Technologies Limited (PGT Limited)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (formerly Pacific Green Energy Parks Limited) (“PGTIL”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

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

Our company’s financial instruments consist principally of cash, VAT receivable, loan receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2015, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gain (loss) $
Cash	333,732	–	–	–
Derivative liabilities	–	–	270,411	(1,218,229)
Total	333,732	–	270,411	(1,218,229)

During the nine months ended December 31, 2015, our company recognized a loss on change in fair value of derivative liabilities of $1,218,229.

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

On January 12, 2016, the Plaintiff, the legal counsel of the Plaintiff (the “Counsel”), PGG and our company settled all claims related to the Action by entering into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, PGG agreed to pay our company the following amounts $150,000 by March 12, 2016, $50,000 by May 11, 2016, and $125,000 by August 12, 2016. Further, our company agreed to pay the Counsel the following amounts $150,000 by March 17, 2016, $50,000 by May 16, 2016, and $125,000 by August 17, 2016.

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

On December 11, 2015, our company issued 433,333 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $325,000. On December 11, 2015, pursuant to the above we issued an aggregate of 433,333 common shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On December 15, 2015, our company issued 200,000 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $150,000. On December 15, 2015, pursuant to the above we issued an aggregate of 200,000 common shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)

Exhibit Number	Description
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

