Form 10-K
period 2016-03-31
Pacific Green Technologies Inc.
filed 2016-09-08
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

23,908,576 common shares issued and outstanding as of August 15, 2016.

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

On October 24, 2015, our company entered into a marketing and consulting agreement with Red Rock Marketing Media, Inc. (“Red Rock”) wherein Red Rock will provide investor relations and business advisory services to us for a period of 40 business days starting on or before the 10 business days after Red Rock receives compensation from our company. Pursuant to the terms of the Agreement, we will to pay $100,000 in cash by October 29, 2015.

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

Our company’s wholly owned subsidiaries are Pacific Green Technologies Marine Limited (formerly Pacific Green Technologies Limited), a United Kingdom corporation, Pacific Green Technologies International Limited (formerly Pacific Green Energy Parks Limited), a British Virgin Islands corporation, and its wholly owned subsidiaries, Energy Park Sutton Bridge, a United Kingdom corporation, and Pacific Green Technologies Asia Limited, a Hong Kong corporation, and its wholly owned subsidiary, Pacific Green Technologies China Limited, a Hong Kong corporation.

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

Employees

As of March 31, 2016, we did not have any full-time or part-time employees. Our president, treasurer, secretary and director, Neil Carmichael, works as a part-time consultant and devotes approximately 10 hours per week to our business. Our director, Jordan Starkman, works as a part-time consultant and devotes approximately 20 hours per month to our business. Our director, Andrew Jolly, works as a part-time consultant to our company and devotes his time to our business on an as needed basis. Our former director, Chris Williams, worked as a part-time consultant and devoted approximately 1 hour per week to our business. Mr. Williams resigned on April 23, 2014. If our financial position permits, as required by our business, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.

Item 1A. Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred a net loss of $60,130,794 for the period from April 5, 2011 (inception) to March 31, 2016. We had a net loss of $7,446,232 for the year ended March 31, 2016. We have not generated any revenues since our inception. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the ENVI-Clean™ system and there can be no assurance that we will be able to do so.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended March 31, 2016 and 2015, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our consolidated financial statements for the year ended March 31, 2016, we have incurred operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least $1,070,000 for the next 12 months, which will require us to issue additional equity securities as we only had $40,108 cash on hand as of March 31, 2016. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

As our company declined to pursue a claim against PGG under Section 16(b), the Action was brought on behalf of our company by the Plaintiff. This action was commenced in the United States District Court in the Southern District of New York. On January 12, 2016, a Settlement Agreement was reached between the parties that requires PGG to pay PGT and further, PGT to pay McVety counsel $325,000 in tranches of $150,000 within 60 days of the agreement being fully executed, $50,000 within 120 days of the settlement and $125,000 within 7 months of the settlement. On August 18, 2016 the US District Court, Southern District of New York dismissed the action upon notification by the plaintiff's counsel that the final payment had been made.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not listed on NASDAQ and we do not currently have any intention to list any of our securities on that market.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2016	$3.00	$0.80
December 31, 2015	$1.45	$0.20
September 30, 2015	$1.10	$0.25
June 30, 2015	$1.30	$0.70
March 31, 2015	$1.15	$0.16
December 31, 2014	$1.10	$0.25
September 30, 2014	$2.05	$1.07
June 30, 2014	$6.90	$2.01
March 31, 2014	$7.25	$4.25

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of August 12, 2016, there were 196 holders of record of our common stock. As of such date, 23,908,576 of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 4, 2015, we issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of our company’s common stock. This transaction resulted in a gain on extinguishment of debt of $162,864.

On May 13, 2015, we issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of our company’s common stock. This transaction resulted in a gain on extinguishment of debt of $8,637.

On August 10, 2015, we issued 50,000 shares of common stock to a company controlled by a director of our company relating to a non-brokered private placement on May 20, 2015 at a price of $0.50 per share for proceeds of $25,000. In consideration for the share subscription, our company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon our company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days of the Option Event. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement.

On August 10, 2015, we issued 550,000 shares of common stock relating to a non-brokered private placement on May 26, 2015 at a price of $0.50 per share for proceeds of $275,000. In consideration for the share subscription, our company granted the subscriber an option to purchase a minimum of $1,031,250 to a maximum of $1,375,000 of shares of common stock. The option vests upon our company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 28 days of the Option Event. The option expires on May 22, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days post the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement.

On August 10, 2015, we issued 100,000 shares of common stock relating to a non-brokered private placement on June 6, 2015 at a price of $0.50 per share for proceeds of $50,000. In consideration for the share subscription, our company granted the subscriber an option to purchase an additional $250,000 of shares of common stock at $1.50 per share, expiring on June 6, 2017. The option vests upon our company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement.

On August 10, 2015, we issued 600,000 shares of common stock relating to a non-brokered private placement on June 10, 2015 at a price of $0.50 per share for proceeds of $300,000. In consideration for the share subscription, our company granted the subscriber an option to purchase an additional $1,500,000 of shares of common stock at $1.50 per share, expiring on June 6, 2017. The option vests upon our company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement.

On October 2, 2015, we issued 960,017 shares of common stock with a fair value of $3,840,068 (included in common stock issuable as at March 31, 2015) in a share exchange agreement with the shareholders of Enviro for the acquisition of 9,600,167 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013.

On September 22, 2015, our company entered into a consulting agreement (the “Agreement”) with Midam Ventures, LLC (“Midam”) wherein Midam will provide investor relations and business advisory services to us from September 23, 2015 to March 23, 2016. Any compensation described in the Agreement shall be deemed earned and vested by Midam even in the case of early termination of the Agreement.

Pursuant to the terms of the Agreement, we were to pay $30,000 in cash and issue 200,000 common restricted shares of our company to Midam. Effective October 20, 2015, we issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

On December 11, 2015, we issued 433,333 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $325,000.

On December 15, 2015, we issued 200,000 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $150,000.

On February 10, 2016, our company entered into share exchange agreements (each, an “Agreement”) with certain shareholders (the “Shareholder”) of EnviroTechnologies, Inc., a Delaware corporation (“Enviro”). Pursuant to the terms of the Agreements, we have agreed to acquire 21,721,414 issued and outstanding common shares of Enviro from the Shareholder in exchange for shares of common stock of our company on an one (1) for ten (10) basis. We did not issue any fractional shares of our company. In lieu of such fractional shares, the Shareholder entitled to such fractional shares had such fraction rounded up to the nearest whole number of shares of our company.

On February 10, 2016, pursuant to the Agreements, we closed on the above share exchange. We issued an aggregate of 2,172,142 unregistered and restricted common shares to three (3) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

As at March 31, 2016, we had $150,000 of share subscription proceeds for 150,000 shares of common stock at $1.00 per share recorded in common stock issuable to a company controlled by a director of our company.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2016 and 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 19 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2016 and 2015.

Our operating expenses for the years ended March 31, 2016 and 2015 are summarized as follows:

	Year Ended March 31,
	2016	2015
Advertising	$10,000	$	Nil
Amortization of intangible assets	$868,675		$868,675
Consulting fees	$3,216,033		$711,579
Foreign exchange gain	$(49,257)		$(521,925)
Office and miscellaneous	$87,065		$40,506
Professional fees	$224,737		$176,796
Transfer agent and filing fees	$35,407		$31,341
Travel	$87,835		$24,370
Total operating expenses	$4,480,495		$1,331,342

Expenses for the year ended March 31, 2016 were $4,480,495 as compared to $1,331,342 for the year ended March 31, 2015. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to increases in consulting fees, office and administration expenses, professional fees and travel expenses.

For the year ended March 31, 2016, our company had a net loss of $7,446,232 ($0.38 per share) compared to a net loss of $3,053,395 ($0.19 per share) for the year ended March 31, 2015. In addition to the operating expenses noted above, for the year ended March 31, 2016, our company had $1,240,302 (2015 - $1,372,349) in interest expense, $1,770,154 in loss on change in fair value of derivative liabilities (2015 - $349,704), and a loss of $126,782 (2015 - $Nil) from impairment of goodwill, offset by a gain on settlement of debt of $171,501 (2015 - $Nil).

Liquidity and Capital Resources

Working Capital

	At March 31, 2016	At March 31, 2015
Current Assets	$95,851	$43,897
Current Liabilities	$11,266,656	$9,996,313
Working Capital (Deficit)	$(11,170,805)	$(9,952,416)

Cash Flows

	Year Ended March 31, 2016	Year Ended March 31, 2015
Net Cash Used in Operating Activities	$(1,101,335)	$(53,612)
Net Cash Provided by (Used in) Investing Activities	$50,064	$(46,681)
Net Cash Provided by Financing Activities	$1,035,004	$382,865
Effect of Exchange Rate Changes on Cash	$55,105	$(486,873)
Net Increase (Decrease) in Cash	$38,838	$(204,301)

As of March 31, 2016, we had $40,108 in cash, $95,851 in total current assets, $11,266,656 in total current liabilities and a working capital deficit of $11,170,805 compared to a working capital deficit of $9,952,416 at March 31, 2015.

We spent $1,101,335 on operating activities during the year ended March 31, 2016 and $53,612 on operating activities during the year ended March 31, 2015. The increase in our expenditures on operating activities during the year ended March 31, 2016 was primarily due to increases in operating expenses and operating assets and liabilities.

During the year ended March 31, 2016, we received $1,035,004 from financing activities, which consisted of $100,000 in proceeds from convertible debentures, $1,275,000 proceeds from the issuance of our common shares and $19,804 in advances from related parties offset by a $359,800 repayment to related parties. During the year ended March 31, 2015, we received $382,865 which consisted of $300,000 in proceeds from convertible debentures and $137,822 in advances from related parties offset by a $54,957 repayment to related parties.

During the year ended March 31, 2016, we received $50,064 from investing activities, which consisted of $50,064 from cash acquired on acquisition of our subsidiary. During the year ended March 31, 2015, we used $46,681 in investing activities, which consisted of $25,000 in advance of loan receivable and $21,681 for an advance to a related party.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning August 2016) will be approximately $1,070,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	200,000
Marketing and advertising	25,000
Investor relations and capital raising	50,000
Management and operating costs	100,000
Salaries and consulting fees	320,000
General and administrative expenses	375,000
Total	$1,070,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting, and auditing fees.

Based on our planned expenditures, we will require approximately $1,070,000 to proceed with our business plan over the next 12 months. As of March 31, 2016, we had $40,108 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our consolidated financial statements for the year ended March 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of note payable, fair value of convertible debentures, fair value of derivative liabilities, fair value of stock-based compensation, impairment of goodwill, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. The patents are amortized straight-line over the estimated useful life of 17 years.

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

Item 8. Financial Statements and Supplementary Data

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

March 31, 2016

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations and Comprehensive Loss	F–3

Consolidated Statement of Stockholders’ Equity	F–4

Consolidated Statements of Cash Flows	F–5

Notes to the Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Green Technologies Inc.

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

August 11, 2016

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2016 $	March 31, 2015 $

ASSETS

Cash	40,108	1,270
VAT receivable	4,996	5,683
Prepaid expenses	–	687
Loan receivable	–	25,000
Due from related parties (Note 9)	50,747	11,257
Total Current Assets	95,851	43,897
Deferred financing costs	6,120	–
Intangible assets (Note 4)	12,366,555	13,235,230
Total Assets	12,468,526	13,279,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	821,515	638,808
Loan payable (Note 5)	625,574	645,975
Convertible debentures, net of unamortized discount of $105,018 and $14,457, respectively (Note 6)	4,982	285,543
Current portion of note payable, net of unamortized discount of $33,000 and $33,438, respectively (Note 8)	3,967,000	2,966,562
Due to related parties (Note 9)	5,025,249	5,066,006
Derivative liabilities (Note 7)	822,336	393,419
Total Current Liabilities	11,266,656	9,996,313
Note payable, net of unamortized discount of $180,507 and $486,710, respectively (Note 8)	819,493	1,513,290
Total Liabilities	12,086,149	11,509,603

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 14)
Subsequent Events (Note 16)

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 23,104,908 and 16,321,681 shares issued and outstanding, respectively	23,105	16,322
Common stock issuable (Notes 4 and 10)	150,000	8,868,523
Additional paid-in capital	60,219,306	45,523,380
Accumulated other comprehensive income	120,760	45,861
Deficit	(60,130,794)	(52,684,562)
Total Stockholders’ Equity	382,377	1,769,524
Total Liabilities and Stockholders’ Equity	12,468,526	13,279,127

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2016 $	Year Ended March 31, 2015 $

Expenses
Advertising and promotion	10,000	–
Amortization of intangible assets	868,675	868,675
Consulting fees (Note 9)	3,216,033	711,579
Foreign exchange gain	(49,257)	(521,925)
Office and miscellaneous	87,065	40,506
Professional fees	224,737	176,796
Transfer agent and filing fees	35,407	31,341
Travel	87,835	24,370
Total expenses	4,480,495	1,331,342
Loss before other income (expense)	(4,480,495)	(1,331,342)
Other income (expense)
Gain on settlement of debt (Note 10)	171,501	–
Impairment of goodwill (Note 3)	(126,782)	–
Interest expense (Notes 6 and 8)	(1,240,302)	(1,372,349)
Loss on change in fair value of derivative liabilities (Note 7)	(1,770,154)	(349,704)
Total other income (expense)	(2,965,737)	(1,722,053)
Net loss for the year	(7,446,232)	(3,053,395)
Other comprehensive income
Foreign currency translation gain	74,899	155,001
Comprehensive loss for the year	(7,371,333)	(2,898,394)
Net loss per share, basic and diluted	(0.38)	(0.19)
Weighted average number of shares outstanding	19,833,220	16,321,681

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income (Loss) $	Deficit $	Equity $

Balance, March 31, 2014	16,321,681	16,322	8,868,523	44,623,380	(109,140)	(49,631,167)	3,767,918

Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	155,001	–	155,001
Net loss for the year	–	–	–	–	–	(3,053,395)	(3,053,395)

Balance, March 31, 2015	16,321,681	16,322	8,868,523	45,523,380	45,861	(52,684,562)	1,769,524

Shares issued pursuant to private placements	1,933,333	1,933	150,000	1,123,067	–	–	1,275,000
Shares issued pursuant to conversion of loans	1,517,735	1,518	–	1,604,901	–	–	1,606,419
Shares issued for consulting services	1,115,029	1,115	–	1,015,913	–	–	1,017,028
Shares issued pursuant to share exchange agreement	2,217,130	2,217	(8,868,523)	8,866,306	–	–	–
Shares issued for management services	–	–	–	251,577	–	–	251,577
Shares issued pursuant to finder’s fee agreement	–	–	–	934,162	–	–	934,162
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	74,899	–	74,899
Net loss for the year	–	–	–	–	–	(7,446,232)	(7,446,232)

Balance, March 31, 2016	23,104,908	23,105	150,000	60,219,306	120,760	(60,130,794)	382,377

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2016 $	Year Ended March 31, 2015 $

Operating Activities
Net loss for the year	(7,446,232)	(3,053,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	326,080	440,979
Amortization of deferred financing costs	3,880	–
Amortization of intangible assets	868,675	868,675
Gain on extinguishment of debt	(171,501)	–
Impairment of goodwill	126,782	–
Imputed interest	900,000	900,000
Loss on change in fair value of derivative liabilities	1,770,154	349,704
Stock-based compensation	2,202,767	–
Changes in operating assets and liabilities:
VAT receivable	687	(3,678)
Prepaid expenses and deposits	687	–
Due from related party	(14,490)	–
Accounts payable and accrued liabilities	185,524	192,606
Due to related parties	145,652	251,497
Net Cash Used In Operating Activities	(1,101,335)	(53,612)
Investing Activities
Advance of loan receivable	–	(25,000)
Advances to related party	–	(21,681)
Cash acquired on acquisition of subsidiary	50,064	–
Net Cash Provided By(Used In) Investing Activities	50,064	(46,681)
Financing Activities
Proceeds from related parties	19,804	137,822
Repayments to related parties	(359,800)	(54,957)
Proceeds from the issuance of common shares / share subscriptions received	1,275,000	–
Proceeds from convertible debentures	100,000	300,000
Net Cash Provided by Financing Activities	1,035,004	382,865
Effect of Foreign Exchange Rate Changes on Cash	55,105	(486,873)
Change in Cash	38,838	(204,301)
Cash, Beginning of Year	1,270	205,571
Cash, End of Year	40,108	1,270
Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	1,606,419	–
Recognition of convertible debt discount due to derivative	110,000	43,715
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

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

On June 14, 2012, the Company acquired Pacific Green Technologies Marine Limited (formerly Pacific Green Technologies Limited) (“PGTML”) in exchange for the issuance of 5,000,000 shares of common stock and a $5,000,000 promissory note. The transaction resulted in the former shareholders of PGTML collectively owing a majority of the issued and outstanding common shares of the Company. The accounting principle applicable to a reverse takeover (“RTO”) was applied to account for this transaction. Under this basis of accounting, PGT Limited has been identified as the acquirer and, accordingly, these consolidated financial statements are a continuation of the business of PGTML.

On May 15, 2013, the Company acquired Pacific Green Technologies International Limited (formerly Pacific Green Energy Parks Limited) (“PGTIL”) and its wholly-owned subsidiary, Energy Park Sutton Bridge (“EPSB”) in exchange for a cash payment of $100 and the issuance of 3,500,000 shares of common stock. In addition to the acquisition agreement, the Company is committed to issuing a further $3,000,000 payable in common shares in the event PGTIL either purchased the property or secured a lease permitting PGTIL to operate a biomass power plant facility and a further $33,000,000 payable in common shares in the event PGTIL secures sufficient financing to construct the facility (Refer to Note 14). The consolidated statement of operations and comprehensive loss includes the operations of PGTIL and EPSB commencing from May 16, 2013.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2016, the Company has not generated any revenues, has a working capital deficit of $11,170,805, and has an accumulated deficit of $60,130,794 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Technologies Marine Limited (formerly Pacific Green Technologies Limited) (“PGTML”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (formerly Pacific Green Energy Parks Limited) (“PGTIL”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited ("PGTA")	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited ("PGTC")	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, valuation of note payable, fair value of convertible debentures, fair value of derivative liabilities, fair value of stock-based compensation, impairment of goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. The patents are amortized straight-line over the estimated useful life of 17 years.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains (losses) $
Cash	40,108	–	–	–
Derivative liabilities	–	822,336	–	(1,770,154)
Total	40,108	822,336	–	(1,770,154)

During the year ended March 31, 2016, the Company recognized a loss on change in fair value of derivative liabilities of $1,770,154 (2015 - $349,704).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

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

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGTML, PGTIL, and EPSB are in Great British pounds. The functional currencies of PGTA and PGTC are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PGTML, PGTIL, and ESPB are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2016, the Company had 4,195,201 (2015 - 640,155) potentially dilutive shares outstanding.

(k)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2016 and 2015, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

3.	Acquisition of Pacific Green Technologies Asia Limited and Pacific Green Technologies China Limited

On June 30, 2015, PGTIL entered into a share purchase agreement whereby the Company acquired 100 common shares of PGTA, representing 100% of the issued and outstanding shares, for consideration of $1. This formalized the Company’s structure of corporate entities for conducting business in Asian markets. PGTA is the sole shareholder of PGTC.

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

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2016 Net carrying value $	March 31, 2015 Net carrying value $
Patents and technical information	35,852,556	(3,028,746)	(20,457,255)	12,366,555	13,235,230

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to the Company as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to the Company. The Company entered into share exchange agreements with Enviro shareholders pursuant to which it issued shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. As at March 31, 2016, the Company has nil (2015 - 2,217,130) shares of its common stock issuable to Enviro shareholders at a fair value of $nil (2015 - $8,868,523), which was recorded as common stock issuable. Refer to Notes 10(g) and 10(k). The intangible assets acquired were recorded at cost and is being amortized using the straight-line method over the estimated useful life of 17 years.

5.	Loan Payable

As at March 31, 2016, PGTIL, the Company’s wholly owned subsidiary, owes $625,574 (£435,000) (2015 - $645,975 (£435,000)) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

6.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, the Company recorded accrued interest of $nil (2015 - $17,458), which has been included in accounts payable and accrued liabilities.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

6.	Convertible Debentures (continued)

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During year ended March 31, 2016, the Company had amortized $12,820 (2015 - $21,102) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 shares of common stock for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 10(a). As at March 31, 2016, the carrying value of the debenture was $nil (2015 - $187,180) and the fair value of the derivative liability was $nil (2015 - $268,716).

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2016, the Company recorded accrued interest of $nil (2015 - $7,092), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended March 31, 2016, the Company had amortized $1,637 (2015 - $8,156) of the debt discount to interest expense. On May 13, 2015, the Company issued 459,418 shares of common stock for the conversion of $100,000 of this debenture and $7,796 of accrued interest. Refer to Note 10(b). As at March 31, 2016, the carrying value of the debenture was $nil (2015 - $98,363) and the fair value of the derivative liability was $nil (2015 - $124,703).

(c)	On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. During the year ended March 31, 2016, the Company amortized $3,880 (2015 - $nil) of the deferred financing costs. As at March 31, 2016, the Company recorded accrued interest of $11,000 (2015 - $nil), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the year ended March 31, 2016, the Company had amortized $4,982 (2015 - $nil) of the debt discount to interest expense. As at March 31, 2016, the carrying value of the debenture was $4,982 (2015 - $nil) and the fair value of the derivative liability was $822,336 (2015 - $nil).

7.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2016, the Company recorded a loss on the change in fair value of derivative liability of $1,770,154 (2015 - $349,704). As at March 31, 2016, the Company recorded a derivative liability of $822,336 (2015 - $393,419).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

7.	Derivative Liabilities (continued)

The following inputs and assumptions were used to calculate the fair value the convertible debentures outstanding during the year ended March 31, 2016:

	May 27, 2014 Convertible Debenture		June 12, 2014 Convertible Debenture		November 10, 2015 Convertible Debenture
	As at May 4, 2015	As at March 31, 2015	As at May 13, 2015	As at March 31, 2015	As at March 31, 2016	As at November 10, 2015
Estimated common stock issuable upon extinguishment	1,219,432	438,135	466,649	202,020	302,500	359,477
Estimated exercise price	0.18	0.50	0.23	0.50	0.40	0.31
Risk-free interest rate	1%	3%	2%	3%	0.1%	0.1%
Expected dividend yield	–	–	–	–	–	–
Expected volatility	147%	195%	141%	189%	250%	194%
Expected life (in years)	0.06	0.16	0.08	0.20	0.61	1.00

A summary of the activity of the derivative liability is shown below:

$
Balance, March 31, 2014	–
Debt discount due to derivative	43,715
Mark to market adjustment	349,704
Balance, March 31, 2015	393,419
Debt discount due to derivative	110,000
Mark to market adjustment	1,770,154
Adjustment for extinguishments	(1,451,237)
Balance, March 31, 2016	822,336

8.	Note Payable

	March 31, 2016 $	March 31, 2015 $
Opening balance	4,479,852	4,068,131
Accretion of unamortized discount	306,641	411,721
Ending balance	4,786,493	4,479,852
Less: current portion	(3,967,000)	(2,966,562)
Long-term portion	819,493	1,513,290

The principal repayments of the note payable are as follows:

$
June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000
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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

8.	Note Payable (continued)

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the year ended March 31, 2016, the Company recorded imputed interest of $900,000 (2015 - $900,000) at a rate of 18% per annum which has been included in additional paid-in capital.

9.	Related Party Transactions

(a)	As at March 31, 2016, the Company was owed $38,506 (2015 - $nil) from a company controlled by a significant shareholder of the Company.

(b)	As at March 31, 2016, the Company was owed $11,257 (2015 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)	As at March 31, 2016, the Company was owed $984 (2015 - $nil) from a significant shareholder of the Company.

(d)	As at March 31, 2016, the Company owed $4,862,555 (2015 – $4,937,037) to a company controlled by a significant shareholder of the Company. Of this amount, $nil (2015 - $49,096) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with the significant shareholder, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(e)	As at March 31, 2016, the Company owed $38,430 (2015 – $98,389) to a significant shareholder of the Company. Of this amount, $20,765 (2015 - $79,219) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at March 31, 2016, the Company owed $124,264 (2015 – $818) to directors of the Company’s wholly-owned subsidiaries. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)	As at March 31, 2016, the Company owed $nil (2015 - $29,762 (£20,042)) to a company under common control. The amount owing is unsecured, non-interest bearing, and due on demand.

(h)	During the year ended March 31, 2016, the Company incurred $1,174,164 (2015 – $240,000) in consulting fees to a company controlled by a significant shareholder of the Company. Of this amount, $934,163 relates to the fair value of 934,963 share purchase warrants in consideration for finder's fees incurred. The share purchase warrants are exercisable at a price of $0.001 per share for a term of two years. Refer to Note 11.

(i)	During the year ended March 31, 2016, the Company incurred $17,696 (2015 – $26,280) in consulting fees to a company controlled by a director of the Company.

(j)	During the year ended March 31, 2016, the Company incurred $173,862 (2015 - $nil) in consulting fees to a director of the Company.

(k)	During the year ended March 31, 2016, the Company incurred $251,577 (2015 - $nil) in consulting fees for stock options vested to an officer and a director of the Company.

10.	Common Stock

(a)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 6(a).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

10.	Common Stock (continued)

(b)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 6(b).

(c)	On August 10, 2015, the Company issued 50,000 shares of common stock to a company controlled by a director of the Company relating to a non-brokered private placement on May 20, 2015 at a price of $0.50 per share for proceeds of $25,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days of the Option Event. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 12 and 14(d).

(d)	On August 10, 2015, the Company issued 550,000 shares of common stock relating to a non-brokered private placement on May 26, 2015 at a price of $0.50 per share for proceeds of $275,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $1,031,250 to a maximum of $1,375,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 28 days of the Option Event. The option expires on May 22, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days post the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 12 and 14(d).

(e)	On August 10, 2015, the Company issued 100,000 shares of common stock relating to a non-brokered private placement on June 6, 2015 at a price of $0.50 per share for proceeds of $50,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $250,000 of shares of common stock at $1.50 per share, expiring on June 6, 2017. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 12 and 14(d).

(f)	On August 10, 2015, the Company issued 600,000 shares of common stock relating to a non-brokered private placement on June 10, 2015 at a price of $0.50 per share for proceeds of $300,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $1,500,000 of shares of common stock at $1.50 per share, expiring on June 6, 2017. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 12 and 14(d).

(g)	On October 2, 2015, the Company issued 960,017 shares of common stock with a fair value of $3,840,068 (included in common stock issuable as at March 31, 2015) in a share exchange agreement with the shareholders of Enviro for the acquisition of 9,600,167 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 4.

(h)	On October 20, 2015, the Company issued 200,000 shares of common stock with a fair value of $102,000 pursuant to the consulting agreement described in Note 14(c). The fair value of the common stock was determined based on the closing price of the Company’s common stock.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

10.	Common Stock (continued)

(i)	On December 11, 2015, the Company issued 433,333 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $325,000.

(j)	On December 15, 2015, the Company issued 200,000 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $150,000.

(k)	On February 10, 2016, the Company issued 1,257,113 shares of common stock with a fair value of $5,028,455 (included in common stock issuable as at March 31, 2015) in a share exchange agreement with the shareholders of Enviro for the acquisition of 12,571,165 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 14, 2013. Refer to Note 4.

(l)	On February 10, 2016, the Company issued 915,029 shares of common stock with a fair value of $915,028 to a various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(m)	As at March 31, 2016, the Company had $150,000 of share subscription proceeds for 150,000 shares of common stock at $1.00 per share recorded in common stock issuable to a company controlled by a director of the Company. Refer to Note 16(d).

11.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2014 and 2015	–	–
Issued	934,963	0.001
Balance, March 31, 2016	934,963	0.001

As at March 31, 2016, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
934,963	0.001	January 8, 2018

The fair value for share purchase warrants issued have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2016	2015
Risk-free interest rate	1.5%	–
Expected life (in years)	2.0	–
Expected volatility	207%	–

On January 8, 2016, the Company issued 934,963 share purchase warrants with a fair value of $934,163 to a company controlled by a director of the Company for consulting services. Each warrant is convertible into one common share of the Company at an exercise price of $0.001 per share expiring on January 8, 2018.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

12.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Balance, March 31, 2014	62,500	0.01	0.7	430,625
Expired	(62,500)	0.01
Balance, March 31, 2015	–	–	–	–
Granted	3,029,167	1.07
Expired	(1,500,000)	1.00
Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Additional information regarding stock options outstanding as at March 31, 2016 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)		Weighted average exercise price $
0.01	362,500	2.3		0.01
1.50	1,166,667	0.2	*	1.50
	1,529,167	0.7		1.15

* These stock options expire within 28 days of the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system. On May 4 and May 5, 2016, the Company extended the expiry date of the stock options to June 30, 2016. Refer to Notes 16(b) and 16(c).

The fair value for 362,500 stock options granted to the directors and officers have been estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2016	2015
Risk-free interest rate	1.06%	–
Expected life (in years)	3.0	–
Expected volatility	171%	–

The fair value for 2,666,667 stock options granted to the investors vest upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event"). The options vested on November 17, 2015 when the Company entered into a commercial joint venture agreement and have been estimated using the binomial option pricing model assuming no expected dividends and the following inputs and assumptions:

	2016	2015
Estimated exercise price	1.22	–
Risk-free interest rate	0.07%	–
Expected life (in years)	0.1	–
Expected volatility	263%	–

The fair value of stock options vested during the year ended March 31, 2016 was $251,577 (2015 - $nil), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended March 31, 2016 was $0.08 (2015 – $nil) per option.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

13.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. All non-current assets are located in the US.

14.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGTIL. PGTIL plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGTIL either purchasing the property or securing a lease permitting PGTIL to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGTIL securing sufficient financing for the construction of the facility.

(c)	On September 23, 2015, the Company entered into a consulting agreement with a non-related party for various services relating to marketing and promotion. Per the agreement, these services will be provided for a term of six months for consideration of $5,000 per month and 200,000 shares of common stock of the Company due upon execution of the agreement. Refer to Note 10(h).

(d)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product and provide a technology license and technical support (the "Technology") to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

15.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2016 $	2015 $
Net loss before taxes	(7,446,232)	(3,053,395)
Statutory tax rate	34%	34%
Expected income tax recovery	2,531,719	1,038,154
Permanent differences and other	(1,704,462)	(398,898)
Change in enacted tax rate	–	(41,644)
Foreign tax rate difference	(101,112)	(11,867)
Change in valuation allowance	(726,145)	(585,745)
Income tax provision	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. Dollars)

15.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at March 31, 2016 and 2015 are comprised of the following:

	2016 $	2015 $
Net operating losses carried forward	7,068,442	6,342,297
Valuation allowance	(7,068,442)	(6,342,297)
Net deferred tax asset	–	–

The Company has net operating losses carried forward of $21,248,609 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$
2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,151
2035	1,884,636
2036	2,433,757
21,248,609

As at March 31, 2016, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

16.	Subsequent Events

(a)	On April 30, 2016, the Company issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

(b)	On May 4, 2016, the Company extended the expiry date of the stock options to purchase $250,000 of shares of common stock at $1.50 per share granted to an investor on June 6, 2015. The new expiry date is June 30, 2016. Refer to Note 10(e).

(c)	On May 5, 2016, the Company extended the expiry date of the stock options to purchase $1,500,000 of shares of common stock at $1.50 per share granted to an investor on June 6, 2015. The new expiry date is June 30, 2016. Refer to Note 10(f).

(d)	On May 19, 2016, the Company issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

(e)	On May 21, 2016, the Company issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

(f)	On May 24, 2016, the Company issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,501.

(g)	On May 25, 2016 the Company entered into a tooling development agreement with a non-related party whereby the Company will pay RMB$1,500,000 as consideration for services relating to the tooling design for the ENVI-Clean System.

(h)	On July 14, 2016, the Company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

(i)	On July 15, 2016, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

(j)	On July 25, 2016, the Company received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

(k)	Subsequent to the year ended March 31, 2016, the Company repaid Cdn$26,505 of an outstanding loan payable to a significant shareholder of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
●	We did not maintain appropriate cash controls – As of March 31, 2016, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.
●	We did not implement appropriate information technology controls – As at March 31, 2016, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2016- 2017.
●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jordan Starkman	Director	45	October 26, 2008
Neil Carmichael	President, Treasurer, Secretary and Director	61	December 18, 2012
Alexander Shead	Director	55	July 20, 2015
Andrew Jolly	Director	44	October 1, 2013

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

Alexander Shead – age 55, Director

Alexander Shead, age 55, is a British, Australian and Swiss national. In 1993, Mr. Shead co-founded Stuart Alexander in the UK, an insurance advisory business which was sold to AXA UK. In 2004, he moved to Australia where he was a cornerstone investor and Director of Milne Alexander, a boutique insurance broking and advisory firm until its sale in 2007. Between 2007 and 2014, Mr. Shead was the Executive Chairman of the Mecon Winsure Insurance Group until its sale to Steadfast Group Limited in 2014.

In 2008, Mr. Shead founded Food Ladder International, an international NGO established to create financially sustainable social enterprises that empower disadvantaged individuals through employment. He remains a Director of Food Ladder International. In 2009, Mr. Shead became a director of First Unity Financial Group, a wealth management business that was sold in 2011. In 2012, he became and still remains as the Non-Executive Chairman of Lockton Companies Australia, the Australian arm of Lockton, the world’s largest privately owned, independent insurance brokerage firm.

Mr. Shead was educated at Harrow School in England and the Sorbonne University in Paris.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2016; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2016, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jordan Starkman(1) Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Neil Carmichael(2) President, Secretary, Treasurer and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Alexander Shead(3) Director	2016	173,862	Nil	Nil	Nil	Nil	Nil	Nil	173,862

Andrew Jolly(4) Director	2016 2015	17,696 26,280	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	17,696 26,280

(1)	Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remains as a member of our board of directors
(2)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(3)	Alexander Shead was appointed as a director of our company on July 20, 2015.
(4)	Andrew Jolly was appointed as a director of our company on October 1, 2013.

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

On July 20, 2015, we granted 50,000 stock options to Alexander Shead, a director of our company. The stock options are exercisable at a price of $0.01 per share and expire on July 20, 2018.

Outstanding Equity Awards at Fiscal Year End

On July 19, 2015, we granted 312,500 stock options to the President of our company. The stock options are exercisable at a price of $0.01 per share and expire on July 19, 2018.

On July 20, 2015, we granted 50,000 stock options to Alexander Shead, a director of our company. The stock options are exercisable at a price of $0.01 per share and expire on July 20, 2018.

On July 20, 2015, we entered into an agreement whereby a company controlled by a significant shareholder of our company can convert up to $1,000,000 in outstanding amounts owed at a conversion rate of $0.70 per share. The option must be exercised, if at all, during the period commencing twelve months from the date of the agreement and ending on the second anniversary of the date of the agreement.

Option Exercises

During our fiscal year ended March 31, 2016, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of August 12, 2016, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of August 12, 2016, there were 23,908,576shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jordan Starkman(2) 3651 Lindell Road Unit D155 Las Vegas NV 89103	Nil	Nil
Neil Carmichael(3) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	40,000(4) Common Shares	*
Andrew Jolly(5) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	Nil Common Shares	Nil
Alexander Shead	Nil	Nil *
Directors and Executive Officers as a Group	40,000 Common Shares	* %
Pacific Green Group Limited(6) Bison Court, Road Town Tortola, British Virgin Islands	1,658,396 Common Shares	7.2%
Diodati Investments Limited Palm Grove House P.O. Box 438, Road Town, Tortola, British Virgin Islands	1,440,425 Common Shares	6.2%
Salcombe Financial Limited Omar Hodge Building Wickhams Cay, 1 Road Town, Tortola, British Virgin Islands	2,105,467 Common Shares	9.1%
Fresh Air Holdings Limited Vanterpool Plaza, 2nd Floor Wickham Cay, 1 Road Town, Tortola British Virgin Islands	1,405,475 Common Shares	6.1
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	2,622,060 Common Shares	11.3%

Over 5% Shareholders	9,231,823 Common Shares	39.9%

*	Less than 1%
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 12, 2016. As of August 12, 2016, there were 23,908,576 shares of our company's common stock issued and outstanding.
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

During the years ended March 31, 2016 and 2015, $1,617,299 and $276,679 of consultancy fees were incurred with respect to the officers, directors and companies controlled by them, respectively.

On October 27, 2015, our company entered into a loan agreement with a significant shareholder for proceeds of approximately $4,231. The loan is unsecured, bears an interest rate of US Prime Rate plus 4%, and is due on demand.

As at March 31, 2016 and March 31, 2015, we had amount due to/from related parties as follows:

	March 31, 2016		March 31, 2015
Due to (from) related parties	Due from related parties(2)	Due to related parties(2)	Due from related parties(2)	Due to related parties(2)
	$	$	$	$
PGG(1)	Nil	4,862,555	Nil	4,937,037
EnviroTechnologies(1)	Nil	Nil	Nil	29,762
Pacific Green Development Ltd.	38,506	Nil	Nil	98,389
Other shareholders	984	38,430	Nil	818
Other directors	11,257	124,264	11,257	Nil
Total	50,747	5,025,249	11,257	5,066,006

(1)	Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipia Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel is also the sole director of PGG.
(2)	The loan is unsecured, non-interest bearing, and is due on demand.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2016 and for fiscal year ended March 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2016 $	March 31, 2015 $
Audit Fees	$17,000	$19,500
Audit Related Fees	15,200	13,600
Tax Fees	-	-
All Other Fees	-	-
Total	32,200	33,100

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.
2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)

Exhibit Number	Description
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report filed on Form 10-Q on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Agreement between our company and Alexander Shead dated July 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2015).
10.23	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.24	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
10.25	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 10-K filed on July 16, 2015).
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: : September 8, 2016	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: : September 8, 2016	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: : September 8, 2016	By:	/s/ Jordan Starkman
Jordan Starkman
Director

Dated: : September 8, 2016	By:	/s/ Andrew Jolly
Andrew Jolly
Director

