Form 10-Q
period 2016-06-30
Pacific Green Technologies Inc.
filed 2016-09-30
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

23,908,576 common shares issued and outstanding as of September 22, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to Condensed Consolidated Financial Statements	F–4

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2016 $	March 31, 2016 $
	(unaudited)

ASSETS

Cash	150,668	40,108
VAT receivable	4,722	4,996
Prepaid expenses	37,705	–
Due from related parties (Note 8)	51,865	50,747

Total Current Assets	244,960	95,851

Intangible assets (Note 3)	12,147,602	12,366,555

Total Assets	12,392,562	12,462,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	792,202	821,515
Loan payable (Note 4)	576,027	625,574
Convertible debentures, net of unamortized discount of $92,598 and $105,018, respectively (Note 5)	17,402	4,982
Current portion of note payable, net of unamortized discount of $146,371 and $33,000, respectively (Note 7)	4,853,629	3,967,000
Due to related parties (Note 8)	4,806,849	5,025,249
Derivative liabilities (Note 6)	558,979	816,216

Total Current Liabilities	11,605,088	11,260,536

Note payable, net of unamortized discount of $nil and $180,507, respectively (Note 7)	–	819,493

Total Liabilities	11,605,088	12,080,029

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Subsequent Events (Note 14)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 23,760,576 and 23,104,908 shares issued and outstanding, respectively	23,761	23,105

Common stock issuable (Note 9)	147,000	150,000

Additional paid-in capital	61,352,150	60,219,306

Accumulated other comprehensive income	133,762	120,760

Deficit	(60,869,199)	(60,130,794)

Total Stockholders’ Equity	787,474	382,377

Total Liabilities and Stockholders’ Equity	12,392,562	12,462,406

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2016 $	Three Months Ended June 30, 2015 $

Expenses

Amortization of intangible assets (Note 3)	218,953	218,954
Consulting fees (Note 8)	209,257	146,250
Engineering fees	228,854	–
Foreign exchange loss (gain)	(111,934)	69,149
Office and miscellaneous	35,409	16,266
Professional fees	64,604	40,904
Transfer agent and filing fees	13,120	11,287
Travel	32,823	1,731

Total expenses	691,086	504,541

Loss before other income (expense)	(691,086)	(504,541)

Other income (expense)

Gain on settlement of debt	–	171,501
Impairment of goodwill	–	(126,782)
Interest expense (Notes 5 and 7)	(304,556)	(339,717)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	257,237	(1,057,818)

Total other income (expense)	(47,319)	(1,352,816)

Net loss for the period	(738,405)	(1,857,357)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	13,002	(79,996)

Comprehensive loss for the period	(725,403)	(1,937,353)

Net loss per share, basic and diluted	(0.03)	(0.11)

Weighted average number of shares outstanding	23,448,004	17,226,913

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2016 $	Three Months Ended June 30, 2015 $

Operating Activities

Net loss for the period	(738,405)	(1,857,357)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debentures	79,556	111,648
Amortization of intangible assets	218,953	218,954
Gain on settlement of debt	–	(171,501)
Impairment of goodwill	–	126,782
Imputed interest	225,000	225,000
Loss (gain) on change in fair value of derivative liabilities	(257,237)	1,057,818

Changes in operating assets and liabilities:
VAT receivable	274	(245)
Prepaid expenses	(37,705)	(4,012)
Due from related party	(1,118)	25,000
Accounts payable and accrued liabilities	(29,313)	(1,506)
Due to related parties	141,086	(69,029)

Net Cash Used In Operating Activities	(398,909)	(338,448)

Investing Activities

Cash acquired on acquisition of subsidiary	–	50,064

Net Cash Provided By Investing Activities	–	50,064

Financing Activities

Proceeds from issuance of shares	905,500	–
Proceeds from related parties	249	15,573
Repayments to related parties	(319,512)	(105,144)
Proceeds from share subscriptions received	–	650,000

Net Cash Provided by Financing Activities	586,237	560,429

Effect of Foreign Exchange Rate Changes on Cash	(76,768)	44,850

Increase in Cash	110,560	316,895

Cash, Beginning of Period	40,108	1,270

Cash, End of Period	150,668	318,165

Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	–	1,606,419

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

The accompanying interim condensed consolidated financial statements of Pacific Green Technologies Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2016, the Company has not generated any revenues, has a working capital deficit of $11,360,128, and has an accumulated deficit of $60,869,199 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Technologies Marine Limited (PGTML)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Financial Instruments

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

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(b)	Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, VAT receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	150,668	–	–
Derivative liabilities	–	558,979	–

Total	150,668	558,979	–

During the period ended June 30, 2016, the Company recognized a gain on change in fair value of derivative liabilities of $257,237 (2015 - loss of $1,057,818).

(c)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

(d)	Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which resulted in the reclassification of debt issuance costs from “Other Assets” to inclusion as a reduction of the debt balance. The Company adopted ASU 2015-03 during the three months ended June 30, 2016, with full retrospective application as required by the guidance. The application of this standard did not have a material impact on the Company’s consolidated balance sheet or operations for any period presented.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2016 Net carrying value $	March 31, 2016 Net carrying value $

Patents and technical information	35,852,556	(3,247,699)	(20,457,255)	12,147,602	12,366,555

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to the Company as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), which was assigned to the Company. The Company entered into share exchange agreements with Enviro shareholders in which it issued shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. The intangible assets acquired were recorded at cost and is being amortized using the straight-line method over the estimated useful life of 17 years.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

4.	Loan Payable

As at June 30, 2016, PGTIL, the Company’s wholly owned subsidiary, owes $576,027 (£435,000) (March 31, 2016 - $625,574 (£435,000)) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

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

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the three months ended June 30, 2016, the Company had aaccreted $nil (2015 - $12,820) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 shares of common stock for the conversion of $200,000 of this debenture and $18,888 of accrued interest.

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

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the three months ended June 30, 2016, the Company had accreted $nil (2015 - $1,637) of the debt discount to interest expense. On May 13, 2015, the Company issued 459,418 shares of common stock for the conversion of $100,000 of this debenture and $7,796 of accrued interest.

(c)	On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears one-time guaranteed interest at 10%, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at June 30, 2016, the Company recorded accrued interest of $11,000 (March 31, 2016 - $11,000), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the three months ended June 30, 2016, the Company had accreted $12,420 (2015 - $nil) of the debt discount to interest expense. As at June 30, 2016, the carrying value of the debenture was $17,402 (March 31, 2016 - $4,982) and the fair value of the derivative liability was $558,979 (March 31, 2016 - $816,216).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

6.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815. The fair value of the derivative liabilities was calculated using a binomial option pricing model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended June 30, 2016, the Company recorded a gain on the change in fair value of derivative liabilities of $257,237 (2015 - loss of $1,057,818). As at June 30, 2016, the Company recorded derivative liabilities of $558,979 (March 31, 2016 - $816,216).

The following inputs and assumptions were used to fair value the convertible debenture outstanding during the three months ended June 30, 2016:

	November 10, 2015 Convertible Debenture
	As at June 30, 2016	As at March 31, 2016

Estimated common stock issuable upon extinguishment	302,500	302,500
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	0.0%	0.1%
Expected dividend yield	–	–
Expected volatility	301%	250%
Expected life (in years)	0.36	0.61

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2016	816,216

Mark-to-market adjustment	(257,237)

Balance, June 30, 2016	558,979

7.	Note Payable

	June 30, 2016 $	March 31, 2016 $

Opening balance	4,786,493	4,479,852

Accretion of unamortized discount	67,136	306,641

Ending balance	4,853,629	4,786,493

Less: current portion	(4,853,629)	(3,967,000)

Long-term portion	–	819,493

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

7.	Note Payable (continued)

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGT Limited, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the three months ended June 30, 2016, the Company recorded imputed interest of $225,000 (2015 - $225,000), at a rate of 18% per annum, which has been included in additional paid-in capital.

8.	Related Party Transactions

(a)	As at June 30, 2016, the Company was owed $38,384 (March 31, 2016 - $38,506) from a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)	As at June 30, 2016, the Company was owed $11,257 (March 31, 2016 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)	As at June 30, 2016, the Company was owed $2,224 (March 31, 2016 - $984) from a shareholder of the Company who has a significant influence in the Company’s operations. The amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at June 30, 2016, the Company owed $4,712,252 (March 31, 2016 – $4,862,555) to a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with this company, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(e)	As at June 30, 2016, the Company owed $20,765 (March 31, 2016 – $38,430) to a shareholder of the Company who has a significant influence on the Company’s operations. Of this amount, $20,765 (March 31, 2016 - $20,765) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand. Refer to Note 14(a).

(f)	As at June 30, 2016, the Company owed $93,695 (March 31, 2016 – $124,264) to directors of the Company, of which $19,863 (March 31, 2016 - $nil) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)	During the three months ended June 30, 2016, the Company incurred $60,000 (2015 – $60,000) in consulting fees to a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations.

(h)	During the three months ended June 30, 2016, the Company incurred $57,220 (2015 – $1,500) in consulting fees to companies controlled by directors of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

9.	Common Stock

(a)	On April 30, 2016, the Company issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

(b)	On May 19, 2016, the Company issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

(c)	On May 21, 2016, the Company issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

(d)	On May 24, 2016, the Company issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,500.

(e)	As at June 30, 2016, the Company had $147,000 in common stock issuable for the issuance of 98,000 shares of common stock at $1.50 per share.

10.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31 and June 30, 2016	934,963	0.001

As at June 30, 2016, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

934,963	0.001	January 8, 2018

11.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Expired	(1,166,667)	1.50

Balance, June 30, 2016	362,500	0.01	2.1	775,750

Additional information regarding stock options outstanding as at June 30, 2016 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	362,500	2.1	0.01

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

12.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. All non-current assets are located in the US.

13.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd., a company controlled by a shareholder of the Company who has a significant influence in the Company’s operations. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGTIL. PGTIL plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGTIL either purchasing the property or securing a lease permitting PGTIL to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGTIL securing sufficient financing for the construction of the facility.

(c)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product and provide a technology license and technical support (the “Technology”) to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

14.	Subsequent Events

(a)	On July 8, 2016, the Company repaid $20,765 of an outstanding loan payable to a director of a wholly-owned subsidiary of the Company. Refer to Note 8(e).

(b)	On July 14, 2016, the Company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000, which was recorded as common stock issuable as at June 30, 2016.

(c)	On July 15, 2016, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

(d)	On July 25, 2016, the Company received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

(e)	On August 23, 2016, the Company received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

(f)	On September 20, 2016, the Company received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2014, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2015, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);

●	June 12, 2016, $1,000,000 (which remains outstanding and has been rolled over to the following payment date); and

●	June 12, 2017, $1,000,000.

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

On May 17, 2013, we entered into a debt settlement agreement with EnviroTechnologies and EnviroResolutions (collectively, the “Debtors”). Pursuant to the terms of the debt settlement agreement, we agreed to release and waive all obligations of the Debtors to repay debts, in the aggregate of $293,406 and CAD$38,079, to us and agreed to return an aggregate of 88,876,443 common shares of EnviroTechnologies to EnviroResolutions. The 88,876,443 common shares of EnviroTechnologies were returned as of June 30, 2016. As consideration for this release and waiver and return of shares, the Debtors agreed to transfer all rights, interests and title to certain intellectual property, the physical embodiments of such intellectual property, and to the supplemental agreement dated March 5, 2013 among EnviroResolutions, PREL and Green Energy Parks Limited (“GEPL”) (collectively, the “Debtors’ Assets”).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended June 30, 2016 and 2015.

Our net loss for the three month periods ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,
	2016		2015
Amortization of intangible assets		$218,953		$218,954
Consulting fees		$209,257		$146,250
Engineering fees		$228,854	$	Nil
Foreign exchange loss (gain)		$(111,934)		$69,149
Office and miscellaneous		$35,409		$16,266
Professional fees		$64,604		$40,904
Transfer agent and filing fees		$13,120		$11,287
Travel		$32,823		$1,731
Gain on extinguishment of debt	$	Nil		$(171,501)
Impairment of goodwill	$	Nil		$126,782
Interest expense		$304,556		$339,717
Loss (gain) on change in fair value of derivative liabilities		$(257,237)		$1,057,818
Net Loss		$(738,405)		$(1,857,357)

Expenses for the three month period ended June 30, 2016 were $691,086 as compared to $504,541 for the three month period ended June 30, 2015. The increase in expenses was primarily due to incurring engineering fees and increased consulting fees, professional fees, and travel expenses.

For the three month period ended June 30, 2016, our company had a net loss of $738,405 ($0.03 per share) compared to a net loss of $1,857,357 ($0.11 per share) for the three month period ended June 30, 2015. In addition to the operating expenses noted above, for the three month period ended June 30, 2016, our company had interest expense of $304,556 and gain on change in fair value of derivative liabilities of $257,237 as compared to interest expense of $339,717 and loss on change in fair value of derivative liabilities of $1,057,818 for the three month period ended June 30, 2015. The decrease in net loss is attributed primarily to a gain on change in fair value of derivative liabilities compared to a loss on change in fair value of derivative liabilities in the three month period ended June 30, 2015. During the three month period ended June 30, 2015, our company also incurred a gain on settlement of debt of $171,501, offset by an impairment of goodwill of $126,782.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2016	As at March 31, 2016
Current Assets	$244,960	$95,851
Current Liabilities	$11,605,088	$11,260,536
Working Deficit	$11,360,128	$11,164,685

Cash Flows

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Net cash used in operating activities		$(398,909)	$(338,448)
Net cash provided by investing activities	$	Nil	$50,064
Net cash provided by financing activities		$586,237	$560,429
Effect of foreign exchange		$(76,768)	$44,850
Net increase in cash		$110,560	$316,895

As of June 30, 2016, we had $150,668 in cash, $244,960 in total current assets, $11,605,088 in total current liabilities and a working capital deficit of $11,360,128. As of March 31, 2016, we had a working capital deficit of $11,164,685.

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the three months ended June 30, 2016, we spent $398,909 on operating activities, whereas $338,448 was spent on operating activities for the three month period ended June 30, 2015.

During the three months ended June 30, 2016, we used $Nil in investing activities, whereas we had received $50,064 from investing activities for cash acquired on acquisition of a subsidiary during the three months ended June 30, 2015.

During the three months ended June 30, 2016, we received $586,237 from financing activities, which consisted of $905,500 in proceeds from share subscriptions received, $249 in proceeds from related parties, and offset by $319,512 in repayments made to related parties, whereas we received $560,429 from financing activities during the three months ended June 30, 2015.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning July 2016) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning July 2016) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $825,000 to proceed with our business plan over the next 12 months. As of June 30, 2016, we had $150,668 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our consolidated financial statements for the three month period ended June 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2016, our company has not generated any revenues, has a working capital deficit of $11,360,128, and has an accumulated deficit of $60,869,199 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"), which resulted in the reclassification of debt issuance costs from “Other Assets” to inclusion as a reduction of the debt balance. The Company adopted ASU 2015-03 during the three months ended June 30, 2016, with full retrospective application as required by the guidance. The application of this standard did not have a material impact on the Company's consolidated balance sheet or operations for any period presented.

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

Item 2. Unregistered Sales of Equity Securities

On April 30, 2016, we issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

On May 19, 2016, we issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

On May 21, 2016, we issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

On May 24, 2016, we issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,500.

As at June 30, 2016, we received $147,000 in exchange for the issuance of 98,000 shares of common stock at $1.50 per share.

On July 14, 2016, we issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000, which was recorded as common stock issuable as at June 30, 2016.

On July 15, 2016, we issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

On July 25, 2016, we received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On August 23, 2016, we received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On September 20, 2016, we received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: September 30, 2016	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

