Form 10-Q
period 2016-09-30
Pacific Green Technologies Inc.
filed 2016-12-05
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

24,027,623 common shares issued and outstanding as of November 22, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to Condensed Consolidated Financial Statements	F–4

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2016 $	March 31, 2016 $
	(unaudited)

ASSETS

Cash	397,277	40,108
VAT receivable	4,668	4,996
Prepaid expenses	33,261	–
Due from related parties (Note 8)	49,334	50,747

Total Current Assets	484,540	95,851

Property and equipment	25,784	–
Intangible assets (Note 3)	11,928,649	12,366,555

Total Assets	12,438,973	12,462,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	745,223	821,515
Loan payable (Note 4)	546,153	625,574
Convertible debentures, net of unamortized discount of $48,527 and $105,018, respectively (Note 5)	61,473	4,982
Current portion of note payable, net of unamortized discount of $110,005 and $33,000, respectively (Note 7)	4,889,995	3,967,000
Due to related parties (Note 8)	4,476,164	5,025,249
Derivative liabilities (Note 6)	482,908	816,216

Total Current Liabilities	11,201,916	11,260,536

Note payable, net of unamortized discount of $nil and $180,507, respectively (Note 7)	–	819,493

Total Liabilities	11,201,916	12,080,029

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Subsequent Events (Note 14)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 23,941,909 and 23,104,908 shares issued and outstanding, respectively	23,942	23,105

Common stock issuable (Note 9)	900,000	150,000

Subscriptions receivable (Note 9)	(50,000)	–

Additional paid-in capital	61,848,969	60,219,306

Accumulated other comprehensive income	140,365	120,760

Deficit	(61,626,219)	(60,130,794)

Total Stockholders’ Equity	1,237,057	382,377

Total Liabilities and Stockholders’ Equity	12,438,973	12,462,406

The accompanying notes are an integral part of these condensed consolidated financial statements

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2016 $	Three Months Ended September 30, 2015 $	Six Months Ended September 30, 2016 $	Six Months Ended September 30, 2015 $

Expenses

Amortization of intangible assets	218,953	218,953	437,906	437,907
Consulting fees (Note 8)	214,045	243,342	423,302	389,592
Engineering fees	–	–	228,854	–
Foreign exchange gain	(41,124)	(247,921)	(153,058)	(178,772)
Office and miscellaneous	33,830	20,887	69,239	37,153
Professional fees	75,862	44,586	140,466	85,490
Stock-based compensation	–	251,577	–	251,577
Transfer agent and filing fees	5,309	9,379	18,429	20,666
Travel	20,779	37,077	53,602	38,808

Total expenses	527,654	577,880	1,218,740	1,082,421

Loss before other expenses	(527,654)	(577,880)	(1,218,740)	(1,082,421)

Other income (expense)

Gain on extinguishment of debt	–	–	–	171,501
Impairment of goodwill	–	–	–	(126,782)
Interest expense (Notes 5)	(305,437)	(293,438)	(609,993)	(633,155)
Gain (loss) on change in fair value of derivative liabilities (Note 7)	76,071	–	333,308	(1,057,818)

Total other income (expense)	(229,366)	(293,438)	(276,685)	(1,646,254)

Net loss for the period	(757,020)	(871,318)	(1,495,425)	(2,728,675)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	6,603	56,256	19,605	(23,740)

Comprehensive loss for the period	(750,417)	(815,062)	(1,475,820)	(2,752,415)

Net loss per share, basic and diluted	(0.03)	(0.05)	(0.06)	(0.15)

Weighted average number of shares outstanding	23,894,706	18,560,068	23,672,576	17,897,133

The accompanying notes are an integral part of these condensed consolidated financial statements

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2016 $	Six Months Ended September 30, 2015 $
Operating Activities
Net loss for the period	(1,495,425)	(2,728,675)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	159,993	178,832
Amortization of intangible assets	437,906	437,907
Common stock issuable for consulting services	–	102,000
Gain on extinguishment of debt	–	(171,501)
Impairment of goodwill	–	126,782
Imputed interest	450,000	450,000
Loss (gain) on change in fair value of derivative liabilities	(333,308)	1,057,818
Stock-based compensation	–	251,577

Changes in operating assets and liabilities:
VAT receivable	328	(75)
Prepaid expenses	(33,261)	(9,130)
Due from related parties	1,413	–
Advances receivable	–	25,000
Accounts payable and accrued liabilities	(76,292)	(48,298)
Due to related parties	(191,868)	(6,424)

Net Cash Used In Operating Activities	(1,080,514)	(334,187)

Investing Activities

Cash acquired on acquisition of subsidiary	–	50,064
Purchase of property and equipment	(25,784)	–

Net Cash Provided by (Used In) Investing Activities	(25,784)	50,064

Financing Activities

Proceeds from issuance of common stock	1,880,500	–
Proceeds from related parties	–	15,573
Repayments to related parties	(298,931)	(140,144)
Repayment of loan payable	(20,000)	–
Proceeds from share subscriptions received	–	650,000

Net Cash Provided by Financing Activities	1,561,569	525,429

Effect of Foreign Exchange Rate Changes on Cash	(98,102)	(181,045)

Increase in Cash	357,169	60,261

Cash, Beginning of Period	40,108	1,270

Cash, End of Period	397,277	61,531

Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	–	1,606,419

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these condensed consolidated financial statements

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

The accompanying interim condensed consolidated financial statements of Pacific Green Technologies Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2016, the Company has not generated any revenues, has a working capital deficit of $10,717,376, and has an accumulated deficit of $61,626,219 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2016

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	397,277	–	–
Derivative liabilities	–	482,908	–

Total	397,277	482,908	–

During the period ended September 30, 2016, the Company recognized a gain on change in fair value of derivative liabilities of $333,308 (2015 - loss of $1,057,818).

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

3.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2016 Net carrying value $	March 31, 2016 Net carrying value $

Patents and technical information	35,852,556	(3,466,652)	(20,457,255)	11,928,649	12,366,555

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

4.	Loan Payable

As at September 30, 2016, PGTIL, the Company’s wholly owned subsidiary, owes $546,153 (£419,586) (March 31, 2016 - $625,574 (£435,000)) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

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

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the six months ended September 30, 2016, the Company had accreted $nil (2015 - $12,820) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 shares of common stock for the conversion of $200,000 of this debenture and $18,888 of accrued interest.

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

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the six months ended September 30, 2016, the Company had accreted $nil (2015 - $1,637) of the debt discount to interest expense. On May 13, 2015, the Company issued 459,418 shares of common stock for the conversion of $100,000 of this debenture and $7,796 of accrued interest.

(c)	On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears one-time guaranteed interest at 10%, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at September 30, 2016, the Company recorded accrued interest of $11,000 (March 31, 2016 - $11,000), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the six months ended September 30, 2016, the Company had accreted $56,491 (2015 - $nil) of the debt discount to interest expense. As at September 30, 2016, the carrying value of the debenture was $61,473 (March 31, 2016 - $4,982) and the fair value of the derivative liability was $482,908 (March 31, 2016 - $816,216).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

6.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815. The fair value of the derivative liabilities was calculated using a binomial option pricing model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended September 30, 2016, the Company recorded a gain on the change in fair value of derivative liabilities of $333,308 (2015 - loss of $1,057,818). As at September 30, 2016, the Company recorded derivative liabilities of $482,908 (March 31, 2016 - $816,216).

The following inputs and assumptions were used to fair value the convertible debenture outstanding during the six months ended September 30, 2016:

	November 10, 2015 Convertible Debenture
	As at September 30, 2016	As at March 31, 2016

Estimated common stock issuable upon extinguishment	302,500	302,500
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	0.0%	0.1%
Expected dividend yield	–	–
Expected volatility	90%	250%
Expected life (in years)	0.11	0.61

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2016	816,216

Mark-to-market adjustment	(333,308)

Balance, September 30, 2016	482,908

7.	Note Payable

	September 30, 2016 $	March 31, 2016 $

Opening balance	4,786,493	4,479,852

Accretion of unamortized discount	103,502	306,641

Ending balance	4,889,995	4,786,493

Less: current portion	(4,889,995)	(3,967,000)

Long-term portion	–	819,493

The principal repayments of the note payable are as follows:

$

Due on demand	4,000,000
June 12, 2017	1,000,000

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

7.	Note Payable (continued)

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the six months ended September 30, 2016, the Company recorded imputed interest of $450,000 (2015 - $450,000), at a rate of 18% per annum, which has been included in additional paid-in capital.

8.	Related Party Transactions

(a)	As at September 30, 2016, the Company was owed $38,077 (March 31, 2016 - $38,506) from a company controlled by a shareholder of the Company who has a significant influence on the Company's operations. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)	As at September 30, 2016, the Company was owed $11,257 (March 31, 2016 – $11,257) from a director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)	As at September 30, 2016, the Company was owed $nil (March 31, 2016 - $984) from a shareholder of the Company who has a significant influence in the Company's operations. The amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at September 30, 2016, the Company owed $4,383,768 (March 31, 2016 – $4,862,555) to a company controlled by a shareholder of the Company who has a significant influence on the Company's operations. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with this company, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(e)	As at September 30, 2016, the Company owed $1,692 (March 31, 2016 – $38,430) to a shareholder of the Company who has a significant influence on the Company's operations. Of this amount, $nil (March 31, 2016 - $20,765) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at September 30, 2016, the Company owed $103,719 (March 31, 2016 – $124,264) to directors of the Company, of which $13,015 (March 31, 2016 - $nil) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)	During the six months ended September 30, 2016, the Company incurred $120,000 (2015 – $120,000) in consulting fees to a company controlled by a shareholder of the Company who has a significant influence on the Company's operations.

(h)	During the six months ended September 30, 2016, the Company incurred $120,840 (2015 – $3,063) in consulting fees to companies controlled by directors of the Company.

(i)	During the six months ended September 30, 2016, the Company incurred $nil (2015 - $2,361) in consulting fees to a director of the Company.

9.	Common Stock

(a)	On April 30, 2016, the Company issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

(b)	On May 19, 2016, the Company issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

(c)	On May 21, 2016, the Company issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

(d)	On May 24, 2016, the Company issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,500.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

9.	Common Stock (continued)

(e)	On July 12, 2016, the Company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

(f)	On July 14, 2016, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

(g)	On September 12, 2016, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was received on October 26, 2016. Refer to Note 14(b).

(h)	As at September 30, 2016, the Company had $900,000 in common stock issuable for the issuance of 600,000 shares of common stock at $1.50 per share.

10.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31 and September 30, 2016	934,963	0.001

As at September 30, 2016, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

934,963	0.001	January 8, 2018

11.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Expired	(1,166,667)	1.50

Balance, September 30, 2016	362,500	0.01	1.8	721,375

Additional information regarding stock options outstanding as at June 30, 2016 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	362,500	1.8	0.01

12.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. All non-current assets are located in the US.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

13.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd., a company controlled by a shareholder of the Company who has a significant influence in the Company's operations. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGTIL. PGTIL plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGTIL either purchasing the property or securing a lease permitting PGTIL to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGTIL securing sufficient financing for the construction of the facility.

(c)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product and provide a technology license and technical support (the "Technology") to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

(d)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the term of the lease are as follows:

Year	$

2016	7,389
2017	57,740
2018	60,539
2019	54,868

180,536

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

13.	Commitments (continued)

(e)	On August 31, 2016, the Company entered into a six month marketing agent agreement with an unrelated party (the “Agent”) effective September 1, 2016, to appoint the Agent as the Company’s marketing representative for introducing products to appropriate parties in India. Consideration for the Agent’s services are as follows:

i)	Monthly fees of A$5,000 per month from September 1, 2016 for the duration of the term plus travel and entertainment expenses

ii)	A payment of A$100,000 upon signing of a joint venture agreement between the Company and an Indian customer able to distribute, manufacture and sell the products in India. Additionally, upon signing of a joint venture agreement, the Company will grant options to purchase 100,000 common shares of the Company at a 20% discount to the price at the time of the signing of a joint venture agreement, exercisable within 24 months

iii)	10% of net revenue received by the Company in the 12 months period following the signing of the joint venture agreement and 5% of net revenue received by the Company in the 12 months following the initial 12 month period

iv)	A commission equal to 3% of the net revenue actually collected for the sale of the products to any client outside of the Indian joint venture agreement

v)	5% of any funds received from equity investors in the Company’s common stock following a direct introduction from the Agent for the first $2.5 million raised and 3% thereafter up to a maximum of $25 million raised

14.	Subsequent Events

(a)	On October 5, 2016, the Company received share subscription proceeds of $150,000 for shares of common stock at a price of $1.75 per share relating to a non-brokered private placement.

(b)	On October 26, 2016, the Company received share subscription proceeds of $50,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at September 30, 2016.

(c)	On October 28, 2016, the Company received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

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

Effective November 1, 2016, Mr. Jordan Starkman resigned as a Director and, if any, from all offices of our company. Mr. Starkman’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Our board of directors now consists of Andrew Jolly, Alexander Shead and Neil Carmichael.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended September 30, 2016 and 2015.

Our net loss for the three and six month periods ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
Amortization of intangible assets		$218,953		$218,953		$437,906		$437,907
Consulting fees		$214,045		$243,342		$423,302		$389,592
Engineering fees	$	Nil	$	Nil		$228,854	$	Nil
Foreign exchange (gain) loss		$(41,124)		$(247,921)		$(153,058)		$(178,772)
Office and miscellaneous		$33,830		$20,887		$69,239		$37,153
Professional fees		$75,862		$44,586		$140,466		$85,490
Stock-based compensation	$	Nil		$251,577	$	Nil		$251,577
Transfer agent and filing fees		$5,309		$9,379		$18,429		$20,666
Travel		$20,779		$37,077		$53,602		$38,808
Gain on extinguishment of debt	$	Nil	$	Nil	$	Nil		$(171,501)
Impairment of goodwill	$	Nil	$	Nil	$	Nil		$126,782
Interest expense		$305,437		$293,438		$609,993		$633,155
Loss (gain) on change in fair value of derivative liabilities		$(76,071)	$	Nil		$(333,308)		$1,057,818
Net Loss		$(757,020)		$(871,318)		$(1,495,425)		$(2,728,675)

Operating expenses for the three month period ended September 30, 2016 were $527,654 as compared to $577,880 for the three month period ended September 30, 2015. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The decrease in operating expenses is primarily attributed to decreases in consulting fees, stock-based compensation, and transfer agent and filing fees.

Operating expenses for the six month period ended September 30, 2016 were $1,218,740 as compared to $1,082,421 for the six month period ended September 30, 2015. The increase in operating expenses is primarily attributed to increases in consulting fees, engineering fees, office and miscellaneous, and professional fees.

For the three month period ended September 30, 2016, our company had a net loss of $757,020 ($0.03 per share) compared to a net loss of $871,318 ($0.05per share) for the three month period ended September 30, 2015. In addition to the operating expenses noted above, for the three month period ended September 30, 2016, our company incurred interest expense of $305,437 as compared to interest expense of $293,438 for the three month period ended September 30, 2015.

For the six month period ended September 30, 2016, our company had a net loss of $1,495,425 ($0.06 per share) compared to a net loss of $2,752,415 ($0.15 per share) for the six month period ended September 30, 2015. For the six month period ended September 30, 2016, our company incurred interest expense of $609,993 as compared to interest expense of $633,155 for the six month period ended September 30, 2015. For the six month period ended September 30, 2016, we also had a gain on change in fair value of derivative liabilities of $333,308 compared to a loss of $1,057,818 in the comparative period.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2016	As at March 31, 2016
Current Assets	$484,540	$95,851
Current Liabilities	$11,201,916	$11,260,536
Working Capital (Deficit)	$(10,717,376)	$(11,164,685)

Cash Flows

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Net cash used in operating activities	$(1,080,514)	$(334,187)
Net cash provided by investing activities	$(25,784)	$50,064
Net cash provided by financing activities	$1,561,869	$525,429
Effect of foreign exchange rate changes	$(98,102)	$(181,045)
Net change in cash	$357,169	$60,261

As of September 30, 2016, we had $397,277 in cash, $484,540 in total current assets, $11,201,916 in total current liabilities and a working capital deficit of $10,717,376. As of March 31, 2016, we had a working capital deficit of $11,164,685.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the six months ended September 30, 2016, we spent $1,080,514 on operating activities, whereas $334,187 was spent on operating activities for the six month period ended September 30, 2015.

During the six months ended September 30, 2016, we used $25,784 on investing activities for the purchase of property and equipment, whereas we received $50,064 in investing activities for the six month period ended September 30, 2015.

During the six months ended September 30, 2016, we received $1,561,569 from financing activities, which consisted of $1,880,500 in proceeds from share subscriptions received offset by $298,931 in repayments to related parties and $20,000 of loan payable, whereas we received $525,429 from financing activities during the six months ended September 30, 2015 which consisted of $650,000 in proceeds from share subscriptions received and $15,573 from related parties offset by $140,144 in repayments to related parties.

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

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2016, our company has not generated any revenues, has a working capital deficit of $10,717,376, and has an accumulated deficit of $61,626,219 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities

On July 12, 2016, our company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

On July 14, 2016, our company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

On September 12, 2016, our company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was received on October 26, 2016. Refer to Note 14(b).

As at September 30, 2016, our company had $900,000 in common stock issuable for the issuance of 600,000 shares of common stock at $1.50 per share.

On October 5, 2016, our company received share subscription proceeds of $150,000 for shares of common stock at a price of $1.75 per share relating to a non-brokered private placement.

On October 26, 2016, our company received share subscription proceeds of $50,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at September 30, 2016.

On October 28, 2016, our company received share subscription proceeds of $300,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: December 5, 2016	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)