Form 10-Q
period 2016-12-31
Pacific Green Technologies Inc.
filed 2017-02-21
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

25,971,351 common shares issued and outstanding as of February 15, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended December 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in US dollars)

(unaudited)

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2016 $	March 31, 2016 $
	(unaudited)
ASSETS

Cash	467,740	40,108
Amounts receivable	15,762	4,996
Prepaid expenses	16,628	–
Due from related parties (Note 9)	62,182	50,747

Total Current Assets	562,312	95,851

Property and equipment (Note 3)	845,112	–
Intangible assets (Note 4)	11,709,696	12,366,555

Total Assets	13,117,720	12,462,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Notes 6 and 9)	1,146,254	821,515
Loan payable (Note 5)	426,206	625,574
Convertible debentures, net of unamortized discount of $nil and $105,018, respectively (Note 6)	110,000	4,982
Current portion of note payable, net of unamortized discount of $72,091 and $33,000, respectively (Note 8)	4,927,909	3,967,000
Due to related parties (Note 9)	4,139,728	5,025,249
Derivative liabilities (Note 7)	620,125	816,216

Total Current Liabilities	11,370,222	11,260,536

Note payable, net of unamortized discount of $nil and $180,507, respectively (Note 8)	–	819,493

Total Liabilities	11,370,222	12,080,029

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 14)
Subsequent Events (Note 15)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 25,971,351 and 23,104,908 shares issued and outstanding, respectively	25,971	23,105

Common stock issuable (Note 10)	–	150,000

Subscriptions receivable (Note 10)	(721,003)	–

Additional paid-in capital	65,192,943	60,219,306

Accumulated other comprehensive income	175,753	120,760

Deficit	(62,926,766)	(60,130,794)

Total Stockholders’ Equity	1,746,898	382,377

Total Liabilities and Stockholders’ Equity	13,117,120	12,462,406

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2016 $	Three Months Ended December 31, 2015 $	Nine Months Ended December 31, 2016 $	Nine Months Ended December 31, 2015 $

Expenses

Advertising and promotion	–	10,000	–	10,000
Amortization of intangible assets	218,953	218,953	656,859	656,860
Consulting fees (Note 9)	578,923	227,881	1,002,225	954,050
Depreciation	2,356	–	2,356	–
Engineering fees	4,848	–	233,702	–
Foreign exchange gain	(135,536)	(110,290)	(288,594)	(289,062)
Office and miscellaneous	64,133	25,958	133,372	63,111
Professional fees	61,225	62,716	201,691	148,206
Transfer agent and filing fees	(2,575)	6,501	15,854	27,167
Travel	56,537	36,504	110,139	75,312

Total expenses	848,864	478,223	2,067,604	1,645,644

Loss before other expenses	(848,864)	(478,223)	(2,067,604)	(1,645,644)

Other income (expense)

Gain (loss) on change in fair value of derivative liabilities (Note 8)	(137,217)	(160,411)	196,091	(1,218,229)
Gain on extinguishment of debt	–	–	–	171,501
Impairment of goodwill (Note 4)	–	–	–	(126,782)
Interest expense (Notes 6)	(314,466)	(297,866)	(924,459)	(931,021)

Total other income (expense)	(451,683)	(458,277)	(728,368)	(2,104,531)

Net loss for the period	(1,300,547)	(936,500)	(2,795,972)	(3,750,175)

Other comprehensive income (loss)

Foreign currency translation gain	35,388	35,993	54,993	12,253

Comprehensive loss for the period	(1,265,159)	(900,507)	(2,850,965)	(3,737,922)

Net loss per share, basic and diluted	(0.05)	(0.05)	(0.12)	(0.20)

Weighted average number of shares outstanding	24,113,779	20,364,070	23,820,178	18,722,436

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2016 $	Nine Months Ended December 31, 2015 $

Operating Activities

Net loss for the period	(2,795,972)	(3,750,175)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	249,459	251,697
Amortization of intangible assets	656,859	656,860
Depreciation	2,356	–
Gain on extinguishment of debt	–	(171,501)
Impairment of goodwill	–	126,782
Imputed interest	675,000	675,000
Loss (gain) on change in fair value of derivative liabilities	(196,091)	1,218,229
Stock-based compensation	–	353,577

Changes in operating assets and liabilities:
Amounts receivable	491	599
Prepaid expenses	(16,628)	(119,313)
Due from related parties	(22,692)	–
Advances receivable	–	25,000
Accounts payable and accrued liabilities	324,739	75,009
Due to related parties	(305,060)	74,494

Net Cash Used In Operating Activities	(1,427,539)	(583,742)

Investing Activities

Cash acquired on acquisition of subsidiary	–	50,064
Purchase of property and equipment	(847,468)	–

Net Cash Provided by (Used In) Investing Activities	(847,468)	50,064

Financing Activities

Proceeds from issuance of common stock	3,430,500	1,125,000
Proceeds from related parties	–	19,804
Repayments to related parties	(451,352)	(145,375)
Repayment of loan payable	(113,280)	–
Proceeds from convertible debentures	–	100,000

Net Cash Provided by Financing Activities	2,865,868	1,099,429

Effect of Foreign Exchange Rate Changes on Cash	(163,229)	(233,289)

Increase in Cash	427,632	332,462

Cash, Beginning of Period	40,108	1,270

Cash, End of Period	467,740	333,732

Non-cash Investing and Financing Activities:
Convertible debentures settled with common stock	–	1,606,419
Reallocation of amount due to a related party to amounts receivable	11,257	–
Recognition of debt discount due to derivative	–	110,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Pacific Green Technologies Inc. (the “Company”) is engaged in the commercialization and development of its proprietary emissions control and scrubber technologies. With its technical and manufacturing partners, the Company has developed applications for the marine, manufacturing and utility sectors to reduce pollutants and contaminants from emissions. The Company's goal is to bring new emission control solutions to help address the world’s need for clean and sustainable energy.

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, lenders, and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2016, the Company has not generated any revenues, has a working capital deficit of $10,807,910, and has an accumulated deficit of $62,926,766 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Marine Limited (PGTML)	Wholly-owned subsidiary of PGTIL
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited ("PGTA")	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited ("PGTC")	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Financial Instruments

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

December 31, 2016

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

The Company’s financial instruments consist principally of cash, VAT receivable, accounts receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2016, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	467,740	–	–
Derivative liabilities	–	620,125	–

Total	467,740	620,125	–

During the nine months ended December 31, 2016, the Company recognized a gain on change in fair value of derivative liabilities of $196,091 (December 31, 2015 - loss of $1,218,229).

(c)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates:

Furniture and equipment	5 years straight-line
Leasehold improvements	3 years straight-line
Scrubber system	20 years straight-line

(d)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

(e)	Recent Accounting Pronouncements

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

3.	Property and Equipment

	Cost $	Accumulated amortization $	December 31, 2016 Net carrying value $	March 31, 2016 Net carrying value $

Furniture and equipment	4,155	208	3,947	–
Leasehold improvements	25,784	2,148	23,636	–
Scrubber system	817,529	–	817,529	–

Total	847,468	2,356	845,112	–

As at December 31, 2016, the Company has not recorded depreciation on the scrubber system as it is still being manufactured and has not been placed in use.

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2016 Net carrying value $	March 31, 2016 Net carrying value $

Patents and technical information	35,852,556	(3,685,605)	(20,457,255)	11,709,696	12,366,555

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

As at December 31, 2016, PGTIL, the Company’s wholly-owned subsidiary, owes $426,206 (£345,470) (March 31, 2016 - $625,574 (£435,000)) to a significant shareholder of the Company, which is non-interest bearing, unsecured, and due on demand.

6.	Convertible Debentures

(a)	On May 27, 2014, the Company issued a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the nine months ended December 31, 2016, the Company had accreted $nil (2015 - $12,820) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 shares of common stock for the conversion of $200,000 of this debenture and $18,888 of accrued interest.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

6.	Convertible Debentures (continued)

(b)	On June 12, 2014, the Company issued a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the nine months ended December 31, 2016, the Company had accreted $nil (2015 - $1,637) of the debt discount to interest expense. On May 13, 2015, the Company issued 459,418 shares of common stock for the conversion of $100,000 of this debenture and $7,796 of accrued interest.

(c)	On November 10, 2015, the Company issued a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears one-time guaranteed interest at 10%, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at December 31, 2016, the Company recorded accrued interest of $14,025 (March 31, 2016 - $11,000), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the nine months ended December 31, 2016, the Company had accreted $105,018 (2015 - $1,426) of the debt discount to interest expense. As at December 31, 2016, the carrying value of the debenture was $110,000 (March 31, 2016 - $4,982) and the fair value of the derivative liability was $620,125 (March 31, 2016 - $816,216).

7.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815. The fair value of the derivative liabilities was calculated using a binomial option pricing model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended December 31, 2016, the Company recorded a gain on the change in fair value of derivative liabilities of $196,091 (2015 - loss of $1,218,229). As at December 31, 2016, the Company recorded derivative liabilities of $620,125 (March 31, 2016 - $816,216).

The following inputs and assumptions were used to fair value the convertible debenture outstanding as at December 31 and March 31, 2016, assuming no expected dividends:

	November 10, 2015 Convertible Debenture
	As at December 31, 2016	As at March 31, 2016

Estimated common stock issuable upon extinguishment	310,063	302,500
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	0.5%	0.1%
Expected volatility	164%	250%
Expected life (in years)	0.25	0.61

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liabilities (continued)

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2016	816,216

Mark-to-market adjustment	(196,091)

Balance, December 31, 2016	620,125

8.	Note Payable

	December 31, 2016 $	March 31, 2016 $

Opening balance	4,786,493	4,479,852

Accretion of unamortized discount	141,416	306,641

Ending balance	4,927,909	4,786,493

Less: current portion	(4,927,909)	(3,967,000)

Long-term portion	–	819,493

The principal repayments of the note payable are as follows:

$

Due on demand	4,000,000
June 12, 2017	1,000,000

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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the nine months ended December 31, 2016, the Company recorded imputed interest of $675,000 (2015 - $675,000), at a rate of 18% per annum, which has been included in additional paid-in capital.

9.	Related Party Transactions

(a)	As at December 31, 2016, the Company was owed $37,195 (March 31, 2016 - $38,506) from a company controlled by a shareholder of the Company who has a significant influence on the Company's operations. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2016, the Company was owed $nil (March 31, 2016 – $11,257) from a director of the Company. The amounts owed are unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2016, the Company was owed $24,987 (March 31, 2016 - $984) from a shareholder of the Company who has a significant influence in the Company's operations. The amounts owed are unsecured, non-interest bearing, and due on demand.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

9.	Related Party Transactions (continued)

(d)	As at December 31, 2016, the Company owed $3,989,741 (March 31, 2016 – $4,862,555) to a company controlled by a shareholder of the Company who has a significant influence on the Company's operations. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with this company, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(e)	As at December 31, 2016, the Company owed $nil (March 31, 2016 – $38,430) to a shareholder of the Company who has a significant influence on the Company's operations. Of this amount, $nil (March 31, 2016 - $20,765) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and is due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at December 31, 2016, the Company owed $159,857 (March 31, 2016 – $124,264) to directors of the Company, of which $9,870 (March 31, 2016 - $nil) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)	During the nine months ended December 31, 2016, the Company incurred $180,000 (2015 – $180,000) in consulting fees to a company controlled by a shareholder of the Company who has a significant influence on the Company's operations.

(h)	During the nine months ended December 31, 2016, the Company incurred $186,080 (2015 – $7,563) in consulting fees to companies controlled by directors of the Company.

(i)	During the nine months ended December 31, 2016, the Company incurred $nil (2015 - $75,632) in consulting fees to a director of the Company.

10.	Common Stock

(a)	On April 30, 2016, the Company issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

(b)	On May 19, 2016, the Company issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

(c)	On May 21, 2016, the Company issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

(d)	On May 24, 2016, the Company issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,500.

(e)	On July 12, 2016, the Company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

(f)	On July 14, 2016, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

(g)	On September 12, 2016, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000.

(h)	On October 27, 2016, the Company issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

(i)	On December 21, 2016, the Company issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000, which has been recorded as share subscription receivable as at December 31, 2016. Refer to Note 15(c).

(j)

On December 22, 2016, the Company issued 265,296 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $451,003, of which $301,003 has been recorded as share subscription receivable as at December 31, 2016. Refer to Notes 15(c), (d), (e), (f), and (g).

(k)	On December 23, 2016, the Company issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

10.	Common Stock (continued)

(l)	On December 31, 2016, the Company issued 1,000,000 units relating to a non-brokered private placement at a price of $1.50 per unit for proceeds of $1,000,000, of which $400,000 has been recorded as share subscription receivable as at December 31, 2016. Each unit consists of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year, and one share purchase warrant exercisable at $1.50 per share for a term of two years. Refer to Notes 15(g) and (i).

11.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2016	934,963	0.001
Issued	1,333,334	1.50
Balance, December 31, 2016	2,268,297	0.88

As at December 31, 2016, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

934,963	0.001	January 8, 2018
666,667	1.50	December 23, 2017
666,667	1.50	December 23, 2018

2,268,297

12.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Expired	(1,166,667)	1.50

Balance, December 31, 2016	362,500	0.01	1.5	866,375

Additional information regarding stock options outstanding as at December 31, 2016 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	362,500	1.5	0.01

13.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. The Company's scrubber system is located in China while all other non-current assets are located in the US.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

13.	Segmented Information (continued)

	December 31, 2016
	United States $	China $	Total $

Property and equipment	27,583	817,529	845,112
Intangible assets	11,709,696	–	11,709,696

Total non-current assets	11,737,279	817,529	12,554,808

14.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd., a company controlled by a shareholder of the Company who has a significant influence in the Company's operations. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On May 15, 2013, the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding shares of PGTIL. PGTIL plans to develop a biomass power plant facility. As part of the acquisition agreement, the Company is required to issue $3,000,000 payable in shares of common stock in the event of PGTIL either purchasing the property or securing a lease permitting PGTIL to operate a biomass power plant facility. The Company is also required to issue $33,000,000 payable in shares of common stock in the event of PGTIL securing sufficient financing for the construction of the facility.

(c)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product and provide a technology license and technical support (the "Technology") to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

(d)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2017	14,148
2018	58,431
2019	61,229
2020	39,339

173,147

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

14.	Commitments (continued)

(e)	On August 31, 2016, the Company entered into a six month marketing agent agreement with an unrelated party (the “Agent”) effective September 1, 2016, to appoint the Agent as the Company’s marketing representative for introducing products to appropriate parties in India. Consideration for the Agent’s services are as follows:

i)	Monthly fees of $3,615 (AU$5,000) per month from September 1, 2016 for the duration of the term plus travel and entertainment expenses

ii)

A payment of $72,300 (AU$100,000) upon signing of a joint venture agreement between the Company and an Indian customer able to distribute, manufacture and sell the products in India. Additionally, upon signing of a joint venture agreement, the Company will grant options to purchase 100,000 shares of common stock of the Company at a 20% discount to the price at the time of the signing of a joint venture agreement, exercisable within 24 months

iii)	10% of net revenue received by the Company in the 12 months period following the signing of the joint venture agreement and 5% of net revenue received by the Company in the 12 months following the initial 12 month period

iv)	A commission equal to 3% of the net revenue actually collected for the sale of the products to any client outside of the Indian joint venture agreement

v)	5% of any funds received from equity investors in the Company’s common stock following a direct introduction from the Agent for the first $2.5 million raised and 3% thereafter up to a maximum of $25 million raised

(f)	On September 22, 2016, PGTC entered into a one year research and development agreement with a non-related party to conduct testing on the scrubber system after it is installed and accepted by a customer in Yancheng, China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000) to the non-related party on each of the three- and six-month anniversaries from the date of acceptance of the system.

(g)	On October 20, 2016 the Company entered into a Products and Services Purchase Agreement with a non-related party to purchase all the components required to complete an flue gas desulphurization system in consideration for a total purchase price of $1,083,000 (RMB7,506,568). Pursuant to the agreement, 30% of the purchase price is payable upon execution of the agreement, 20% upon final inspection, 40% upon delivery, and 10% within 14 days following installation and commissioning.

(h)	On November 19, 2016, the Company entered into an agreement with a non-related party for professional engineering and design services for the Company’s emission control systems. Pursuant to the agreement the Company shall pay $31,500 to the consultant on or before December 31, 2016, and a cash bonus of $20,000 to the Professional Chief Engineer of the consultant for the successful performance of the high sulphur test conducted at the joint venture project delivered by the Company and the non-related party.

(i)	On December 5, 2016, the Company entered into a three month consulting agreement with a consultant who will provide strategic consulting in the areas of investor relations, public relations, and marketing for the Company for $10,000.

15.	Subsequent Events

(a)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RBM1,050,000), on the 12-month anniversary of the acceptance of the system.

(b)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RBM1,050,000), on the nine-month anniversary of the acceptance of the system.

(c)	On January 3, 2017, the Company received share subscription proceeds of $120,002 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Notes 10(i) and (j).

(d)	On January 4, 2017, the Company received share subscription proceeds of $100,001 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Note 10(j).

(e)	On January 5, 2017, the Company received share subscription proceeds of $51,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Note 10(j).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. Dollars)

(unaudited)

15.	Subsequent Events (continued)

(f)	On January 17, 2017, the Company received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Note 10(j).

(g)	On January 18, 2017, the Company received share subscription proceeds of $200,000 for units at a price of $1.50 per unit relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Note 10(l). Each unit consisted of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year and one share purchase warrant exercisable at $1.50 per share for a term of two years.

(h)	On January 20, 2017, the Company received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Note 10(j).

(i)	On January 27, 2017, the Company received share subscription proceeds of $200,000 for units at a price of $1.50 per unit relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016. Refer to Note 10(l). Each unit consisted of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year and one share purchase warrant exercisable at $1.50 per share for a term of two years.

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

 Recent Developments and Transactions

On July 12, 2016, we issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

On July 14, 2016, we issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

On August 4, 2016, we entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the term of the lease are as follows:

Year	$

2016	7,389
2017	57,740
2018	60,539
2019	54,868

180,536

On August 31, 2016, we entered into a six month marketing agent agreement with an unrelated party (the “Agent”) effective September 1, 2016, to appoint the Agent as the Company’s marketing representative for introducing products to appropriate parties in India. Consideration for the Agent’s services are as follows:

i)	Monthly fees of $3,615 (AU$5,000) per month from September 1, 2016 for the duration of the term plus travel and entertainment expenses
ii)	A payment of $72,300 (AU$100,000) upon signing of a joint venture agreement between the Company and an Indian customer able to distribute, manufacture and sell the products in India. Additionally, upon signing of a joint venture agreement, the Company will grant options to purchase 100,000 common shares of the Company at a 20% discount to the price at the time of the signing of a joint venture agreement, exercisable within 24 months
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

On September 12, 2016, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000.

On August 31, 2016, through our wholly owned subsidiary Pacific Green Technologies Marine Limited, we entered into a Heads of Agreement with Union Maritime Limited, and its subsidiary, UML Westminster Limited, pursuant to which we have agreement to supply UML Westminster with our Envi-MarineTM Sulphur removal system, beginning with one candidate test system and, subject to performance testing, up to ten additional units. Upon confirmation that the system meets regulated performance standards, UML Westminster has agreed to lease the system for a total sum of $1,995,000 to be paid in variable installments through each operating quarter until the fee has been paid in full. UML Westminster shall also have the right to purchase each system outright during the three years following acceptance of the system at a discount of $80,000 from the balance of the lease payment, or during the fourth and subsequent years following acceptance of the system at a discount of $40,000 from the balance of the lease payment.

On September 22, 2016, through our wholly owned subsidiary Pacific Green Technologies China Limited, we entered into a Research and Development Agreement with POWERCHINA SPEM Limited Company pursuant to which have agreed to implement with POWERCHINA SPEM and quality assurance program in relation to the ENVI-CleanTM system being installed at the Lianxin Steel Group Plant located in Yancheng China. We have agreed to pay RMB 1,050,000 in consideration of POWERCHINA SPEMs services to be paid in two installments of $160,198 payable within 3 months and 6 months, respectively, following the date of acceptance of the ENVI-CleanTM system at the Lianxin Steel Group Plant. The term of the agreement is one year following the date of acceptance of the ENVI-CleanTM system at the Lianxin Steel Group Plant.

On October 20, 2016 we entered into a Products and Services Purchase Agreement with POWERCHINA SPEM Company Limited pursuant to which we have agreed to purchase from POWERCHINA SPEM all the components required to complete an ENVI-MarineTM Flue Gas Desulphurization system in consideration for a total purchase price of RMB 7,506,568 ($1,083,000). 30% of the purchase price is payable upon execution of the agreement, 20% upon final inspection, 40% upon delivery, and 10% within 14 days following installation and commissioning.

On October 27, 2016, we issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

On November 19, 2016, together with our wholly owned subsidiary Pacific Green Technologies China Limited, we entered into a Consulting Agreement with POWERCHINA SPEM Limited Company pursuant to which we have engaged the emission control system engineering and design services of Mr. Li Xionghao. In consideration of the services we have agreed to pay US$31,500 to POWERCHINA SPEM on or before December 31, 2016, and a cash bonus of $20,000 to Mr. Li upon successful performance of a high Sulphur test conducted at the joint venture project delivered by Pacific Green and POWERCHINA SPEM. The term of the agreement is 6 months, following which the parties have agreed to negotiate in good faith to extend the arrangement.

On November 23, 2016, we entered into subscription agreement with Twynam Agricultural Group Pty Limited pursuant to which Twynam purchased 666,667 stock units of our Company at a price of $1.50 per unit. Each unit consists of one common shares, one share purchase warrant exercisable for 12 month to purchase one additional common share at the price of $1.50 per share, and one share purchase warrants exercisable for 24 months to purchase one additional common share at the price of $1.50 per share.

On December 5, 2016, we entered into a three month consulting agreement with Trilogy Media Partners, Inc., an unrelated party (“Trilogy”). Pursuant to the Agreement, Trilogy shall act as an advisor to the Company and provide strategic consulting in the areas of investor relations, public relations and marketing. In consideration for Trilogy’s services, we shall pay Trilogy a total of $10,000.

On December 16, 2016 we entered into an Energy Management Lease with UML Westminster Limited and its parent company, Union Maritime Limited, pursuant to which we have agreed to lease to UML Westminster an Envi-MarineTM emission control system. The Energy Management Lease Agreement is an extension of our Heads of Agreement with UML Westminster and Union Maritime dated August 31, 2016. Pursuant to the Lease the consideration of $1,995,000 will be paid in variable installments following each operating quarter until the fee has been paid in full. Individual payments will be calculated at the rate of $14,50 per hour for open mode operations, or $33 per hour for closed mode operations, with a minimum guarantee of 3,480 hours per year during the term, subject to the exercise of the purchase option by the lessors.    UML Westminster shall also have the right to purchase each system outright during the three years following acceptance of the system at a discount of $80,000 from the balance of the lease payment, or during the fourth and subsequent years following acceptance of the system at a discount of $40,000 from the balance of the lease payment.

On December 21, 2016, we issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000, which has been recorded as share subscription receivable as at December 31, 2016.

On December 22, 2016, we issued 235,884 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $401,003, of which $251,003 has been recorded as share subscription receivable as at December 31, 2016.

On December 23, 2016, we issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

On January 1, 2017 we entered into a Tooling Development Agreement with POWERCHINA SPEM Limited Company pursuant to which we have engaged POWERCHINA SPEM to complete tooling for the pending projects of our joint venture. The agreement has a term of one year. In consideration of the eservices we will pay to POWERCHINA SPEM RMB 1,050,000 ($160,198) on the 1st anniversary of the agreement.

On January 1, 2017 we entered into a Sales and Marketing Agreement with POWERCHINA SPEM Limited Company pursuant to which we have engaged POWERCHINA SPEM to assist in the marketing of ENVI-CLEANTM.. The agreement has a term of nine months beginning upon the date of acceptance of the ENVI-CleanTM system at the Lianxin Steel Group Plant. In consideration of the eservices we will pay to POWERCHINA SPEM RMB 1,050,000 ($160,198) upon completion of the term.

On January 3, 2017, we received share subscription proceeds of $120,002 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 4, 2017, we received share subscription proceeds of $100,001 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 5, 2017, we received share subscription proceeds of $51,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 17, 2017, we received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement.

On January 18, 2017, we received share subscription proceeds of $200,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On January 20, 2017, we received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement.

On January 27, 2017, we received share subscription proceeds of $200,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On February 1, 2017, we entered into a two month consulting agreement with Trilogy Media Partners, Inc., an unrelated party (“Trilogy”). Pursuant to the Agreement, Trilogy shall act as an advisor to the Company and provide strategic consulting in the areas of social media advertising. In consideration for Trilogy’s services, we shall pay Trilogy a total of $10,000.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended December 31, 2016 and 2015.

Our net loss for the three and nine month periods ended December 31, 2016 and 2015 are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Advertising and promotion	$–	$10,000	$–	$10,000
Amortization of intangible assets	$218,953	$218,953	$656,859	$656,860
Consulting fees	$578,923	$227,881	$1,002,225	$954,050
Depreciation	$2,356	$–	$2,356	$–
Engineering fees	$4,848	$–	$233,702	$–
Foreign exchange gain	$(135,536)	$(110,290)	$(288,594)	$(289,062)
Office and miscellaneous	$64,133	$25,958	$133,372	$63,111
Professional fees	$61,225	$62,716	$201,691	$148,206
Transfer agent and filing fees	$(2,575)	$6,501	$15,854	$27,167
Travel	$56,537	$36,504	$110,139	$75,312
Gain (loss) on change in fair value of derivative liabilities	$(137,217)	$(160,411)	$196,091	$(1,218,229)
Gain on extinguishment of debt	$–	$–	$–	$171,501
Impairment of goodwill	$–	$–	$–	$(126,782)
Interest expense	$(314,466)	(297,866)	$(924,459)	$(931,021)
Net Loss	$(1,300,547)	$(936,500)	$(2,795,972)	$(3,750,175)

Operating expenses for the three month period ended December 31, 2016 were $848,864 as compared to $478,223 for the three month period ended December 31, 2015. Consulting fees were comprised of fees paid to the director of our subsidiary, Pacific Green Technologies Limited; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to increases in consulting fees, travel expenses, and professional fees.

Operating expenses for the nine month period ended December 31, 2016 were $2,067,604 as compared to $1,645,644 for the nine month period ended December 31, 2015. The increase in operating expenses is primarily attributed to increases in consulting fees, travel expenses, stock-based compensation, foreign exchange loss, and professional fees.

For the three month period ended December 31, 2016, our company had a net loss of $1,300,547 ($0.05 per share) compared to a net loss of $936,500 ($0.05 per share) for the three month period ended December 31, 2015. In addition to the operating expenses noted above, for the three month period ended December 31, 2016, our company incurred interest expense of $314,466 as compared to interest expense of $297,866 for the three month period ended December 31, 2015.

For the nine month period ended December 31, 2016, our company had a net loss of $2,795,972 ($0.12 per share) compared to a net loss of $3,750,175 ($0.20 per share) for the nine month period ended December 31, 2015. For the nine month period ended December 31, 2016, our company incurred interest expense of $924,459 as compared to interest expense of $931,021 for the nine month period ended December 31, 2015. For the nine month period ended December 31, 2016, we also had a gain on change in fair value of derivative liabilities of $196,091 compared to a loss of $1,218,229 in the comparative period.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2016	As at March 31, 2016
Current Assets	$562,312	$95,851
Current Liabilities	$11,370,222	$11,260,536
Working Capital (Deficit)	$(10,807,910)	$(11,164,685)

Cash Flows

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Net cash used in operating activities	$(1,427,539)	$(583,742)
Net cash provided by (used in) investing activities	$(847,468)	$50,064
Net cash provided by financing activities	$2,865,868	$1,099,429
Effect of foreign exchange rate changes on cash	$(163,229)	$(233,289)
Increase in cash	$427,632	$332,462

As of December 31, 2016, we had $467,740 in cash, $562,312 in total current assets, $11,370,222 in total current liabilities and a working capital deficit of $10,807,910 As of March 31, 2016, we had a working capital deficit of $11,164,685.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the nine months ended December 31, 2016, we spent $1,427,539 on operating activities, whereas $583,742 was spent on operating activities for the nine month period ended December 31, 2015.

During the nine months ended December 31, 2016, we used $847,468 on investing activities for the purchase of property and equipment, whereas we received $50,064 in investing activities for the nine month period ended December 31, 2015.

During the nine months ended December 31, 2016, we received $2,865,868 from financing activities, which consisted of $3,430,500 in proceeds from share subscriptions received offset by $451,352 in repayments to related parties and $113,280 of loan payable, whereas we received $1,099,429 from financing activities during the nine months ended December 31, 2015 which consisted of $1,125,000 in proceeds from share subscriptions received and $19,804 from related parties offset by $145,375 in repayments to related parties.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning January, 2017) will be approximately $825,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $825,000 to proceed with our business plan over the next 12 months. As of December 31, 2016, we had $467,740 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our consolidated financial statements for the nine month period ended December 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2016, our company has not generated any revenues, has a working capital deficit of $10,807,910, and has an accumulated deficit of $62,926,766 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"), which resulted in the reclassification of debt issuance costs from “Other Assets” to inclusion as a reduction of the debt balance. The Company adopted ASU 2015-03 during the three months ended December 31, 2016, with full retrospective application as required by the guidance. The application of this standard did not have a material impact on the Company's consolidated balance sheet or operations for any period presented.

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

Item 2. Unregistered Sales of Equity Securities

On July 12, 2016, we issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

On July 14, 2016, we issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

On September 12, 2016, we issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000.

On October 27, 2016, we issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

On December 21, 2016, we issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000, which has been recorded as share subscription receivable as at December 31, 2016.

On December 22, 2016, we issued 235,884 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $401,003, of which $251,003 has been recorded as share subscription receivable as at December 31, 2016.

On December 23, 2016, we issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

On January 3, 2017, we received share subscription proceeds of $120,002 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 4, 2017, we received share subscription proceeds of $100,001 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 5, 2017, we received share subscription proceeds of $51,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 17, 2017, we received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement.

On January 18, 2017, we received share subscription proceeds of $200,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On January 20, 2017, we received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement.

On January 27, 2017, we received share subscription proceeds of $200,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 12, 2016, we issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

On July 14, 2016, we issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

On August 4, 2016, we entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the term of the lease are as follows:

Year	$

2016	7,389
2017	57,740
2018	60,539
2019	54,868

180,536

On August 31, 2016, we entered into a six month marketing agent agreement with an unrelated party (the “Agent”) effective September 1, 2016, to appoint the Agent as the Company’s marketing representative for introducing products to appropriate parties in India. Consideration for the Agent’s services are as follows:

i)	Monthly fees of $3,615 (AU$5,000) per month from September 1, 2016 for the duration of the term plus travel and entertainment expenses

ii)	A payment of $72,300 (AU$100,000) upon signing of a joint venture agreement between the Company and an Indian customer able to distribute, manufacture and sell the products in India. Additionally, upon signing of a joint venture agreement, the Company will grant options to purchase 100,000 common shares of the Company at a 20% discount to the price at the time of the signing of a joint venture agreement, exercisable within 24 months

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

On September 12, 2016, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000.

On August 31, 2016, through our wholly owned subsidiary Pacific Green Technologies Marine Limited, we entered into a Heads of Agreement with Union Maritime Limited, and its subsidiary, UML Westminster Limited, pursuant to which we have agreement to supply UML Westminster with our Envi-MarineTM Sulphur removal system, beginning with one candidate test system and, subject to performance testing, up to ten additional units. Upon confirmation that the system meets regulated performance standards, UML Westminster has agreed to lease the system for a total sum of $1,995,000 to be paid in variable installments through each operating quarter until the fee has been paid in full. UML Westminster shall also have the right to purchase each system outright during the three years following acceptance of the system at a discount of $80,000 from the balance of the lease payment, or during the fourth and subsequent years following acceptance of the system at a discount of $40,000 from the balance of the lease payment.

On September 22, 2016, through our wholly owned subsidiary Pacific Green Technologies China Limited, we entered into a Research and Development Agreement with POWERCHINA SPEM Limited Company pursuant to which have agreed to implement with POWERCHINA SPEM and quality assurance program in relation to the ENVI-CleanTM system being installed at the Lianxin Steel Group Plant located in Yancheng China. We have agreed to pay RMB 1,050,000 In consideration of POWERCHINA SPEMs services to be paid in two installments of $160,198 payable within 3 months and 6 months, respectively, following the date of acceptance of the ENVI-CleanTM system at the Lianxin Steel Group Plant. The term of the agreement is one year following the date of acceptance of the ENVI-CleanTM system at the Lianxin Steel Group Plant.

On October 20, 2016 we entered into a Products and Services Purchase Agreement with POWERCHINA SPEM Company Limited pursuant to which we have agreed to purchase from POWERCHINA SPEM all the components required to complete an ENVI-MarineTM Flue Gas Desulphurization system in consideration for a total purchase price of RMB 7,506,568 ($1,083,000). 30% of the purchase price is payable upon execution of the agreement, 20% upon final inspection, 40% upon delivery, and 14% within 14 days following installation and commissioning.

On October 27, 2016, we issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

On November 19, 2016, together with our wholly owned subsidiary Pacific Green Technologies China Limited, we entered into a Consulting Agreement with POWERCHINA SPEM Limited Company pursuant to which we have engaged the emission control system engineering and design services of Mr. Li Xionghao. In consideration of the services we have agreed to pay US$31,500 POWERCHINA SPEM on or before December 31, 2016, and a cash bonus of $20,000 to Mr. Li upon successful performance of a high Sulphur test conducted at the joint venture project delivered by Pacific Green and POWERCHINA SPEM. The term of the agreement is 6 months, following which the parties have agreed to negotiate in good faith to extend the arrangement.

On November 23, 2016, we entered into subscription agreement with Twynam Agricultural Group Pty Limited pursuant to which Twynam purchased 666,667 stock units of our Company at a price of $1.50 per unit. Each unit consists of one common shares, one share purchase warrant exercisable for 12 month to purchase one additional common share at the price of $1.50 per share, and one share purchase warrants exercisable for 24 months to purchase one additional common share at the price of $1.50 per share.

On December 5, 2016, we entered into a three-month consulting agreement with Trilogy Media Partners, Inc., an unrelated party (“Trilogy”). Pursuant to the Agreement, Trilogy shall act as an advisor to the Company and provide strategic consulting in the areas of investor relations, public relations and marketing. In consideration for Trilogy’s services, we shall pay Trilogy a total of $10,000.

On December 16, 2016 we entered into an Energy Management Lease with UML Westminster Limited and its parent company, Union Maritime Limited, pursuant to which we have agreed to lease to UML Westminster an Envi-MarineTM emission control system. The Energy Management Lease Agreement is an extension of our Heads of Agreement with UML Westminster and Union Maritime dated August 31, 2016. Pursuant to the Lease the consideration of $1,995,000 will be paid in variable installments following each operating quarter until the fee has been paid in full. Individual payments will be calculated at the rate of $14,50 per hour for open mode operations, or $33 per hour for closed mode operations, with a minimum guarantee of 3,480 hours per year during the term, subject to the exercise of the purchase option by the lessors. UML Westminster shall also have the right to purchase each system outright during the three years following acceptance of the system at a discount of $80,000 from the balance of the lease payment, or during the fourth and subsequent years following acceptance of the system at a discount of $40,000 from the balance of the lease payment.

On December 21, 2016, we issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000, which has been recorded as share subscription receivable as at December 31, 2016.

On December 22, 2016, we issued 235,884 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $401,003, of which $251,003 has been recorded as share subscription receivable as at December 31, 2016.

On December 23, 2016, we issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

On January 1, 2017 we entered into a Tooling Development Agreement with Powerchina Spem Limited Company pursuant to which we have engaged Powerchin Spem to complete tooling for the pending projects of our joint venture. The agreement has a term of one year. In consideration of the eservices we will pay to Powerchina Spem RMB 1,050,000 ($160,198) on the 1st anniversary of the agreement.

On January 1, 2017 we entered into a Sales and Marketing Agreement with Powerchina Spem Limited Company pursuant to which we have engaged Powerchin Spem to assist in the marketing of ENVI-CLEANTM.. The agreement has a term of nine months beginning upon the date of acceptance of the ENVI-CleanTM system at the Lianxin Steel Group Plant. In consideration of the eservices we will pay to Powerchina Spem RMB 1,050,000 ($160,198) upon completion of the term.

On January 3, 2017, we received share subscription proceeds of $120,002 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 4, 2017, we received share subscription proceeds of $100,001 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 5, 2017, we received share subscription proceeds of $51,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement, which was recorded as share subscriptions receivable as at December 31, 2016.

On January 17, 2017, we received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement.

On January 18, 2017, we received share subscription proceeds of $200,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On January 20, 2017, we received share subscription proceeds of $25,000 for shares of common stock at a price of $1.70 per share relating to a non-brokered private placement.

On January 27, 2017, we received share subscription proceeds of $200,000 for shares of common stock at a price of $1.50 per share relating to a non-brokered private placement.

On February 1, 2017, we entered into a two month consulting agreement with Trilogy Media Partners, Inc., an unrelated party (“Trilogy”). Pursuant to the Agreement, Trilogy shall act as an advisor to the Company and provide strategic consulting in the areas of social media advertising. In consideration for Trilogy’s services, we shall pay Trilogy a total of $10,000.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)

Exhibit Number	Description
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
10.28*	Lease Agreement dated August 4, 2016
10.29*	Marketing Agreement dated August 31, 2016
10.30*	Heads of Agreement dated August 31, 2016 with Union Maritime Limited and UML Westminster Limited
10.31*	Research and Development Agreement dated September 22, 2016 with Powerchina Spem Company Limited
10.32*	Products and Services Purchase Agreement dated October 20, 2016 with Powerchina Spem Company Limited
10.33*	Consulting Agreement dated November 19, 2016 with Powerchina Spem Company Limited
10.34*	Subscription Agreement dated November 23, 2016 with Twynam Agricultural Group Pty Limited
10.35*	Consulting Agreement dated December 5, 2016 with Trilogy Media Partners, Inc.
10.36*	Energy Management Lease dated December 16, 2016 with UML Westminster Limited and Union Maritime Limited
10.37*	Tooling Development Agreement dated January 1, 2017 with Powerchina Spem Company Limited
10.38*	Marketing and Sales Agreement dated January 1, 2017 with Powerchina Spem Company Limited
10.39*	Consulting Agreement dated February 1, 2017 with Trilogy Media Partners, Inc.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 21, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

