Form 10-K
period 2017-03-31
Pacific Green Technologies Inc.
filed 2017-08-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2016 was $26,704,414 based on a $2 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

26,830,763 common shares issued and outstanding as of August 10, 2017.

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

Corporate History

Our company was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, we changed our name to In-Sports International, Inc. In August 2002, we changed our name from In-Sports International, Inc. to ECash, Inc. In 2007, due to limited financial resources, we discontinued our operations. Over the course of the last five years, we have sought out new business opportunities.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at our year ended March 31, 2017, we owed Sichel $Nil and we owed PGG approximately $3,945,833 in loans and unpaid management fees. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock.

Details of other material contracts and commitments follows the New Strategy and Current business section.

New Strategy and Current business

Since 2012, the Company has focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. The Company has acquired technologies, patents and intellectual property from EnviroTechnologies Inc. through share transfer, assignment and representation agreements entered into during 2012 and 2013. Following those acquisitions, management has expanded the registration of intellectual property rights around the world and pursued opportunities globally for the development and marketing of the emission control technologies.

Working with a worldwide network of agents to market the ENVI-Systems™ emission control technologies, the Company has focused on three applications of the technology:

ENVI-Marine TM

Diesel exhaust from ships, ferries and tankers includes ash and soot as particulate components and sulphur dioxide as an acid gas. Testing has been conducted on diesel shipping to confirm the application of seawater as a neutralizing agent for sulphur emissions as well as capturing particulate matter. In addition to marine applications, these tests also showed applicability of the system for large displacement engines such as stationary generators, compressors, container handling, heavy construction and mining equipment.

The Company has manufactured the components for an ENVI-Marine unit to be installed in Union Maritimes’ (Union) MV Westminster chemical ship during the summer of 2017. Under the terms of an Energy Management Lease dated December 16, 2016, following acceptance of the unit by Union, they will make quarterly payments to the Company determined on their savings realized by the ENVI-Marine units’ operation up to an aggregate of $1,995,000.

The Company has been actively marketing its ENVI-Marine™ units to ship brokers and ship owners through most of the year.

ENVI-Pure TM

Increasing legislation relating to landfill of municipal solid waste has led to the emergence of increasing numbers of waste to energy plants (“WtE”). A WtE plant obviates the need for landfill, burning municipal waste for conversion to electricity. A WtE plant is typically 45-100MW. The ENVI-Clean™ system is particularly suited to WtE as it cleans multiple pollutants in a single system.

ENVI-Clean TM

EnviroTechnologies Inc. has successfully conducted sulphur dioxide demonstration tests at the American Bituminous Coal Partners power plant in Grant Town, West Virginia. The testing achieved a three test average of 99.3% removal efficiency. The implementation of US Clean Air regulations in July 2010 has created additional demand for sulphur dioxide removal in all industries emitting sulphur pollution. Furthermore, China consumes approximately one half of the world’s coal, but introduced measures designed to reduce energy and carbon intensity in its 12th Five Year Plan. Applications include regional power facilities and heating for commercial buildings and greenhouses. Typical applications range in size from 1 to 20 megawatts (MW) with power generation occupying the larger end of the range.

Following the signing of a joint venture agreement with Power China SPEM, subsequent to year end an ENVI-Clean™ was sold to a steelworks company in Yancheng to remove SO2 from its 93MW gas combustion powerplant.

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

Significant transactions

Management, assisted by PGG, identified an opportunity to build a business focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. To this end, we entered into and closed an assignment and share transfer agreement, on June 14, 2012, for the assignment of a representation agreement and the acquisition of a company involved in the environmental technology industry.

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

Both Sichel and PGG are wholly owned subsidiaries of the Hookipa Trust. PGG’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from PGG. Sichel is a significant shareholder of our company and also provides us with consulting services. The sole director of Sichel is also the sole director of PGG. Further, PGG is a significant shareholder of EnviroTechnologies.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which amount remains outstanding and has been rolled over to the following payment date);
●	June 12, 2014, $1,000,000 (this amount remains unpaid);
●	June 12, 2015, $1,000,000 (this amount remains unpaid);
●	June 12, 2016, $1,000,000(this amount remains unpaid) and;
●	June 12, 2017, $1,000,000. (this amount remains unpaid);

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

The supplemental agreement supplements the Peterborough Contract dated October 5, 2011 entered into among EnviroResolutions, PREL and GEPL. Pursuant to the Peterborough Contract, EnviroResolutions was to supply PREL with a wet scrubbing emission control system to a proposed waste to energy plant being built in Peterborough, United Kingdom.

Information on Pacific Green Technologies Limited

Pacific Green Technologies Limited is a limited liability company incorporated under the laws of England and Wales on April 5, 2011 (“PGT”). The director of PGT was Mr. Joseph Grigor Kelly. On November 7, 2012, Mr. Joseph Grigor Kelly tendered his resignation to the board of directors. PGT has no employees. Concurrently, Neil Carmichael consented to and was appointed as the sole director and chief executive and financial officer of PGT.

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

Following discussions with industry experts, engineers, consultants and financiers, our company estimates that EPSB should cost approximately £165,000,000 to construct. Once the project is “spade ready”, construction should take 2 years. Previously, we anticipated that the project would be “spade ready” by March 2014. However, our company’s application for planning consent was not accepted by council and we resubmitted our application on June 20, 2014. The EPC contractor will provide a fixed cost turnkey completion guarantee. Planning consent was again turned down April 2015.

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

Securing additional financial and human capital

We have limited capital and four directors. It is anticipated that we will expand our management team to fully exploit the representation agreement and it will also therefore be necessary to raise financial capital. We will therefore proactively seek the raising of additional financial capital.

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

On January 27, 2014, we entered into an agreement with Pöyry Management Consulting (UK) Limited. Pursuant to the agreement, Pöyry is to provide consulting services to us. Our company has agreed to compensate Pöyry a minimum of £5,000 (approximately $8,293) as consulting fees for the first year of the agreement and a variable hourly rate as set out in the agreement.

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

On June 12, 2014, we entered into a $100,000 convertible debenture with Gerstle Consulting Pty Limited. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on June 12, 2015. Pursuant to the agreement, should any portion of loan remain outstanding past maturity the interest would increase to 15% per annum. The note was convertible into shares of common stock 180 days after the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of our company’s common stock for the 45 days ending one trading day prior to the date the conversion notice was sent by the holder to our company.

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

We entered into an agreement dated July 20, 2015 with Mr. Alexander Shead. Pursuant to this agreement, Mr. Shead agreed to serve as a director of our company. As a director of our company, Mr. Shead was to be compensated $1,000 for every calendar month of the term of the agreement. The term of the agreement was for 12 months. On July 20, 2015, we appointed Mr. Shead as a director of our company.

On September 22, 2015, our company entered into a consulting agreement (the “Agreement”) with Midam Ventures, LLC (“Midam”) wherein Midam would provide investor relations and business advisory services to us from September 23, 2015 to March 23, 2016. Any compensation described in the Agreement would be deemed earned and vested by Midam even in the case of early termination of the Agreement.

Pursuant to the terms of the Agreement, we paid $30,000 in cash and 200,000 common restricted shares of our company to Midam. Effective October 20, 2015, we issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

On October 24, 2015, our company entered into a marketing and consulting agreement with Red Rock Marketing Media, Inc. (“Red Rock”) wherein Red Rock would provide investor relations and business advisory services to us for a period of 40 business days starting on or before the 10 business days after compensation was received from Red Rock. Pursuant to the terms of the Agreement, we were to pay $100,000 in cash by October 29, 2015.

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

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark, except for the following:

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

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael received compensation of $1,000 for the term of the agreement and was granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. The options were to terminate the earlier of 24 months, or upon the termination of the agreement and Dr. Carmichael's engagement with our company. Those options expired unexercised.

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

We entered into an agreement dated July 20, 2015 with Mr. Alexander Shead. Pursuant to this agreement, Mr. Shead agreed to serve as a director of our company for consideration of $1,000 per month for a term of one year.

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

Subsidiaries

Both Sichel Limited and Pacific Green Group Limited are wholly owned subsidiaries of the Hookipa Trust. Pacific Green Group Limited’s wholly owned subsidiary was Pacific Green Technologies Limited. As a result, we acquired Pacific Green Technologies Limited from Pacific Green Group Limited. Sichel is a significant shareholder of our company, and also provides us with consulting services pursuant to a consulting agreement. The sole director of Sichel is also the sole director of Pacific Green Group Limited. Further, PGG is a significant shareholder of EnviroTechnologies.

Our company’s wholly owned subsidiaries are Pacific Green Technologies Marine Limited,(formerly Pacific Green Technologies Limited) a United Kingdom corporation, Pacific Green Technologies International Limited, (Formerly Pacific Green Energy Parks Limited) a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation, as well as Pacific Green Technologies Asia Ltd and Pacific Green Technologies China Ltd, both Hong Kong companies.

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

Employees

As of March 31, 2017, we did not have any full-time or part-time employees. Our president, treasurer, secretary and director, Neil Carmichael, works as a part-time consultant and devotes approximately 10 hours per week to our business. Our directors, Andrew Jolly, Alexander Shead, and Scott Poulter each work as part-time consultants to our company and devote time to our business on an as needed basis. If our financial position permits, as required by our business, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.

Item 1A. Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred a net loss of $63,483,342 for the period from April 5, 2011 (inception) to March 31, 2017. We had a net loss of $3,352,548 for the year ended March 31, 2017. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the ENVI-Clean™ system and there can be no assurance that we will be able to do so.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended March 31, 2017 and 2016, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our consolidated financial statements for the year ended March 31, 2017, we have incurred operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

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

Our sole officer will only spend a modest portion of his available time managing our company. As a result, our success depends on the continuing efforts of other members of our senior management team and significant contractors and the loss of the services of such key personnel could result in a disruption of operations which could result in reduced future revenues.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least $770,000 for the next 12 months, which will require us to issue additional equity securities as we only had $382,167 cash on hand as of March 31, 2017. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

As our company declined to pursue a claim against PGG under Section 16(b), the Action was brought on behalf of our company by the Plaintiff. This action was commenced in the United States District Court in the Southern District of New York. On January 12, 2016 a Settlement Agreement was reached between the parties that requires PGG to pay PGT and further, PGT to pay the Plaintiff’s counsel $325,000 in tranches of $150,000 within 60 days of the agreement being fully executed, $50,000 within 120 days of the settlement and $125,000 within 7 months of the settlement. On August 18, 2016 the US District Court, Southern District of New York dismissed the action upon notification by the plaintiff's counsel that the final payment had been made.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2017	$2.20	$1.05
December 31, 2016	$2.50	$1.20
September 30, 2016	$2.25	$1.11
June 30, 2016	$2.85	$1.00
March 31, 2016	$3.00	$0.80
December 31, 2015	$1.45	$0.20
September 30, 2015	$1.10	$0.25
June 30, 2015	$1.30	$0.70
March 31, 2015	$1.15	$0.16

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of August 9, 2017, there were 199 holders of record of our common stock. As of such date, 26,830,763 of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Effective December 18, 2012, we entered into a non-executive director agreement with Dr. Neil Carmichael, wherein Dr. Carmichael was granted options to purchase up to 62,500 shares of common stock at an exercise price of $0.01 per share of common stock. Those options expired unexercised.

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

On December 21, 2016, the Company issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000.

On December 22, 2016, the Company issued 265,296 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $451,003.

On December 23, 2016, the Company issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

On December 31, 2016, the Company issued 1,000,000 units relating to a non-brokered private placement at a price of $1.50 per unit for proceeds of $1,000,000. Each unit consists of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year, and one share purchase warrant exercisable at $1.50 per share for a term of two years.

On February 20, 2017, the Company issued 29,412 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $50,000.

On February 22, 2017, the Company issued 50,000 shares of common stock with a fair value of $70,000 pursuant to a conversion of $20,000 in principal and $53,141 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $3,141.

On March 9, 2017, the Company issued 146,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $220,001 to a significant shareholder of the Company.

On March 27, 2017, the Company issued 100,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $150,000.

As at March 31, 2017, the Company had $50,000 of share subscription proceeds for 33,333 shares of common stock at $1.50 per share recorded in common stock issuable. Those shares were issued on June 1, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2017 and 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 19 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2017 and 2016.

Our operating expenses for the years ended March 31, 2017 and 2016 are summarized as follows:

	Year Ended March 31,
	2017	2016
Advertising	$97,329	$10,000
Amortization of intangible assets	$868,675	$868,675
Consulting fees	$867,693	$3,216,033
Depreciation	$4,713	$-
Foreign exchange gain	$(173,063)	$(49,257)
Office and miscellaneous	$140,886	$87,065
Professional fees	$183,277	$224,737
Research and development	$516,390	$-
Transfer agent and filing fees	$28,413	$35,407
Travel	$200,841	$87,835
Total operating expenses	$2,735,154	$4,480,495

Expenses for the year ended March 31, 2017 were $2,735,154 as compared to $4,480,495 for the year ended March 31, 2016. Consulting fees were comprised of fees paid to third parties for business development efforts as well as amounts paid to the directors of Pacific Green Technologies Inc. and subsidiaries; professional fees were comprised of legal, audit and accounting costs. Significant increases related to advertising, research and development and travel as the Company’s been developing its sales network and working on projects in China and Africa. Significant decreases were realized in consulting fees as last year included significant non-cash transactions that were recorded as consulting fees.

For the year ended March 31, 2017, our company had a net loss of $3,352,548 ($0.14 per share) compared to a net loss of $7,446,232 ($0.38 per share) for the year ended March 31, 2016. In addition to the operating expenses noted above, for the year ended March 31, 2017, our company had $1,191,324 (2016 - $1,246,422) in interest expense, $570,789 in gain on the change in fair value of derivative liabilities (2016 – loss $1,770,154), and a loss of $nil (2016 - $126,782) from impairment of goodwill.

Liquidity and Capital Resources

Working Capital

	At March 31, 2017	At March 31, 2016
Current Assets	$443,938	$95,851
Current Liabilities	$10,506,653	$11,260,536
Working Capital (Deficit)	$(10,062,715)	$(11,164,685)

Cash Flows

	Year Ended March 31, 2017	Year Ended March 31, 2016
Net Cash Used in Operating Activities	$(2,128,601)	$(1,101,335)
Net Cash Used in Investing Activities	$(1,331,909)	$(50,064)
Net Cash Provided by Financing Activities	$3,862,173	$1,035,004
Effect of Exchange Rate Changes on Cash	$(60,144)	$(55,105)
Net Increase in Cash	$342,059	$38,838

As of March 31, 2017, we had $382,167 in cash, $443,938 in total current assets, $10,506,653 in total current liabilities and a working capital deficit of $10,062,715 compared to a working capital deficit of $11,164,685 at March 31, 2016.

We spent $2,128,601 on operating activities during the year ended March 31, 2017 and $1,101,335 on operating activities during the year ended March 31, 2016. The increase in our expenditures on operating activities during the year ended March 31, 2017 was primarily due to increases in research and development expenditures and travel.

During the year ended March 31, 2017, we received $3,862,713 from financing activities, which consisted of $4,621,503 in proceeds from the issuance of our common shares and less $758,790 in repayments of loans and amounts due to related parties. During the year ended March 31, 2016, we received $1,035,004 from financing activities, which consisted of $100,000 in proceeds from convertible debentures, $1,275,000 proceeds from the issuance of our common shares and $19,804 in advances from related parties offset by a $359,800 repayment to related parties.

During the year ended March 31, 2017, we used $1,331,909 in investing activities, which primarily consists of costs incurred in the construction of an ENVI-Marine scrubber unit. During the year ended March 31, 2016, we received $50,064 from investing activities, which consisted of $50,064 from cash acquired on acquisition of our subsidiary.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months will be approximately $2,045,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Research and development / Scrubber units	1,100,000
Travel	150,000
Legal and accounting fees	200,000
Marketing and advertising	50,000
Investor relations and capital raising	50,000
Management and operating costs	100,000
Salaries and consulting fees	320,000
General and administrative expenses	75,000
Total	$2,045,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $2,000,000 to proceed with our business plan over the next 12 months. As of March 31, 2017, we had $382,167 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the year ended March 31, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. The patents are amortized straight-line over the estimated useful life of 17 years and reviewed annually for impairment.

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

Our company’s financial instruments consist principally of cash, amounts receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	382,167	–	–
Derivative liabilities	–	192,286	–

Total	382,167	192,286	–

During the year ended March 31, 2017, our company recognized a gain on change in fair value of derivative liabilities of $570,789 (2016 – loss $1,770,154).

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

March 31, 2017

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Green Technologies Inc.

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

August 10, 2017

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2017 $	March 31, 2016 $

ASSETS

Cash	382,167	40,108
Amounts receivable	25,780	4,996
Prepaid expenses	11,004	–
Due from related parties (Note 10)	24,987	50,747

Total Current Assets	443,938	95,851

Property and equipment (Note 4)	1,327,196	–
Intangible assets (Note 5)	11,497,880	12,366,555

Total Assets	13,269,014	12,462,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	785,181	821,515
Loan payable (Note 6)	361,931	625,574
Convertible debenture, net of unamortized discount of $nil and $105,018, respectively (Note 7)	90,000	4,982
Current portion of note payable, net of unamortized discount of $33,438 and $33,000, respectively (Note 9)	4,966,562	3,967,000
Due to related parties (Note 10)	4,110,693	5,025,249
Derivative liabilities (Note 8)	192,286	816,216

Total Current Liabilities	10,506,653	11,260,536

Note payable, net of unamortized discount of $nil and $180,507, respectively (Note 9)	–	819,493

Total Liabilities	10,506,653	12,080,029

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 15)
Subsequent Events (Note 17)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 26,297,430 and 23,104,908 shares issued and outstanding, respectively	26,297	23,105

Common stock issuable (Note 11)	50,000	150,000

Additional paid-in capital	65,907,617	60,219,306

Accumulated other comprehensive income	261,789	120,760

Deficit	(63,483,342)	(60,130,794)

Total Stockholders’ Equity	2,762,361	382,377

Total Liabilities and Stockholders’ Equity	13,269,014	12,462,406

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2017 $	Year Ended March 31, 2016 $

Expenses

Advertising and promotion	97,329	10,000
Amortization of intangible assets	868,675	868,675
Consulting fees (Note 10)	867,693	3,216,033
Depreciation	4,713	–
Foreign exchange gain	(173,063)	(49,257)
Office and miscellaneous	140,886	87,065
Professional fees	183,277	224,737
Research and development	516,390	–
Transfer agent and filing fees	28,413	35,407
Travel	200,841	87,835

Total expenses	2,735,154	4,480,495

Loss before other income (expense)	(2,735,154)	(4,480,495)

Other income (expense)

Gain (loss) on change in fair value of derivative liabilities (Note 8)	570,789	(1,770,154)
Gain (loss) on extinguishment of debt (Note 11)	3,141	171,501
Impairment of goodwill (Note 3)	–	(126,782)
Interest expense (Notes 7 and 9)	(1,191,324)	(1,240,302)

Total other income (expense)	(617,394)	(2,965,737)

Net loss for the year	(3,352,548)	(7,446,232)

Other comprehensive income

Foreign currency translation gain	141,029	74,899

Comprehensive loss for the year	(3,211,519)	(7,371,333)

Net loss per share, basic and diluted	(0.14)	(0.38)

Weighted average number of shares outstanding	24,385,595	19,833,220

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

			Common	Additional	Other
	Common stock		Stock	Paid-in	Comprehensive		Stockholders’
	Shares	Amount	Issuable	Capital	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, March 31, 2015	16,321,681	16,322	8,868,523	45,523,380	45,861	(52,684,562)	1,769,524

Shares issued pursuant to private placements	1,933,333	1,933	150,000	1,123,067	–	–	1,275,000
Shares issued pursuant to conversion of loans	1,517,735	1,518	–	1,604,901	–	–	1,606,419
Shares issued for consulting services	1,115,029	1,115	–	1,015,913	–	–	1,017,028
Shares issued pursuant to share exchange agreement	2,217,130	2,217	(8,868,523)	8,866,306	–	–	–
Shares issued for management services	–	–	–	251,577	–	–	251,577
Shares issued pursuant to finder’s fee agreement	–	–	–	934,162	–	–	934,162
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	74,899	–	74,899
Net loss for the year	–	–	–	–	–	(7,446,232)	(7,446,232)

Balance, March 31, 2016	23,104,908	23,105	150,000	60,219,306	120,760	(60,130,794)	382,377

Shares issued pursuant to private placements	3,142,522	3,142	(100,000)	4,718,361	–	–	4,621,503
Shares issued pursuant to conversion of loans	50,000	50	–	69,950	–	–	70,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	141,029	–	141,029
Net loss for the year	–	–	–	–	–	(3,352,548)	(3,352,548)

Balance, March 31, 2017	26,297,430	26,297	50,000	65,907,617	261,789	(63,483,342)	2,762,361

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2017 $	Year Ended March 31, 2016 $

Operating Activities

Net loss for the year	(3,352,548)	(7,446,232)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	285,087	329,960
Amortization of intangible assets	868,675	868,675
Depreciation	4,713	–
Gain on extinguishment of debt	(3,141)	(171,501)
Impairment of goodwill	–	126,782
Imputed interest	900,000	900,000
Loss (gain) on change in fair value of derivative liabilities	(570,789)	1,770,154
Stock-based compensation	–	2,202,767

Changes in operating assets and liabilities:
Amounts receivable	(9,527)	687
Prepaid expenses	(11,004)	687
Due from related party	14,503	(14,490)
Accounts payable and accrued liabilities	(36,334)	185,524
Due to related parties	(218,236)	145,652

Net Cash Used In Operating Activities	(2,128,601)	(1,101,335)

Investing Activities

Cash acquired on acquisition of subsidiary	–	50,064
Purchase of property and equipment	(1,331,909)	–

Net Cash Provided By (Used In) Investing Activities	(1,331,909)	50,064

Financing Activities

Proceeds from issuance of common stock / share subscriptions received	4,621,503	1,275,000
Proceeds from related parties	–	19,804
Repayments to related parties	(612,480)	(359,800)
Repayment of loan payable	(146,310)	–
Proceeds from convertible debentures	–	100,000

Net Cash Provided by Financing Activities	3,862,713	1,035,004

Effect of Foreign Exchange Rate Changes on Cash	(60,144)	55,105

Increase in Cash	342,059	38,838

Cash, Beginning of Year	40,108	1,270

Cash, End of Year	382,167	40,108

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	–	26,683
Convertible debentures settled with common stock	20,000	300,000
Derivative liabilities settled with common stock	53,141	1,451,237
Reallocation of amount due to a related party to amounts receivable	11,257	–
Recognition of convertible debt discount due to derivative	–	110,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company changed its name to ECash, Inc. On June 13, 2012, the Company changed its name to Pacific Green Technologies Inc. The Company is in the business of acquiring, developing, and marketing emission control technologies.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2017, the Company has not generated any revenues, has a working capital deficit of $10,062,715, and has an accumulated deficit of $63,483,342 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Technologies Marine Limited (“PGTML”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited ("PGTA")	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited ("PGTC")	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment, and intangible assets, valuation of loan and note payable, fair value of convertible debentures and derivative liabilities, fair value of stock-based compensation, impairment of goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates:

Furniture and equipment	5 years straight-line
Leasehold improvements	3 years straight-line
Scrubber system	20 years straight-line

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(e)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. The patents are amortized straight-line over the estimated useful life of 17 years and reviewed annually for impairment.

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

The Company’s financial instruments consist principally of cash, amounts receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debentures, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	382,167	–	–
Derivative liabilities	–	192,286	–

Total	382,167	192,286	–

During the year ended March 31, 2017, the Company recognized a gain on the change in fair value of derivative liabilities of $570,789 (2016 – loss of $1,770,154).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

The Company has not recorded any amounts pertaining to uncertain tax positions.

(h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGTML, PGTIL, and EPSB are in UK pound sterling. The functional currencies of PGTA and PGTC are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

(j)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(k)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2017, the Company had 4,327,279 (2016 - 4,195,201) potentially dilutive shares outstanding.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2017 and 2016, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

4.	Property and Equipment

	Cost $	Accumulate amortization $	March 31, 2017 Net carrying value $	March 31, 2016 Net carrying value $

Furniture and equipment	4,155	416	3,739	–
Leasehold improvements	25,784	4,297	21,487	–
Scrubber system	1,301,970	–	1,301,970	–

Total	1,331,909	4,713	1,327,196	–

As at March 31, 2017, the Company has not recorded depreciation on the scrubber system as it is still being manufactured and has not been placed in use.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2017 Net carrying value $	March 31, 2016 Net carrying value $

Patents and technical information	35,852,556	(3,897,421)	(20,457,255)	11,497,880	12,366,555

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), a company with a common significant shareholder who has a significant influence on the operations of both companies. Pursuant to the agreement, the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to the Company as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, which was assigned to the Company. The Company entered into share exchange agreements with Enviro shareholders pursuant to which it issued shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. The intangible assets acquired were recorded at cost and is being amortized using the straight-line method over the estimated useful life of 17 years.

6.	Loan Payable

As at March 31, 2016, PGTIL, the Company’s wholly owned subsidiary, owes $361,931 (£289,144) (2016 - $625,574 (£435,000)) to a significant shareholder of the Company, which bears interest at 6.5% per annum, is unsecured, and is due on demand.

7.	Convertible Debentures

(a)	On May 27, 2014, the Company entered into a $200,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 27, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock after 180 days from the date of issuance (November 27, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,922. On November 27, 2014, the note became convertible resulting in the Company recording a derivative liability of $33,922 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During year ended March 31, 2017, the Company had amortized $nil (2016 - $12,820) of the debt discount to interest expense. On May 4, 2015, the Company issued 1,058,317 shares of common stock for the conversion of $200,000 of this debenture and $18,888 of accrued interest. Refer to Note 11(r).

(b)	On June 12, 2014, the Company entered into a $100,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2015. Pursuant to the agreement, should any portion of the loan remain outstanding past maturity, the interest rate will increase to 15% per annum. The note is convertible into shares of common stock after 180 days from the date of issuance (December 12, 2014) until maturity at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 45 days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $9,793. On December 12, 2014, the note became convertible resulting in the Company recording a derivative liability of $9,793 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended March 31, 2017, the Company had amortized $nil (2016 - $1,637) of the debt discount to interest expense. On May 13, 2015, the Company issued 459,418 shares of common stock for the conversion of $100,000 of this debenture and $7,796 of accrued interest. Refer to Note 11(s).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

7.	Convertible Debentures (continued)

(c)	On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at March 31, 2017, the Company recorded accrued interest of $17,164 (2016 - $11,000), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the year ended March 31, 2017, the Company had amortized $105,018 (2016 - $4,982) of the debt discount to interest expense. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. Refer to Note 11(n). As at March 31, 2017, the carrying value of the debenture was $90,000 (2016 - $4,982) and the fair value of the derivative liability was $192,286 (2016 - $816,216).

8.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures disclosed in Note 7 in accordance with ASC 815. The fair value of the derivative was calculated using a binomial option pricing model. The fair value of the derivative liabilities are revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2017, the Company recorded a gain on the change in fair value of derivative liabilities of $570,789 (2016 – loss of $1,770,154). As at March 31, 2017, the Company recorded derivative liabilities of $192,286 (2016 - $816,216).

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debentures outstanding during the year ended March 31, 2017, assuming no expected dividends:

	November 10, 2015 Convertible Debenture
	As at March 31, 2017	As at February 22, 2017

Estimated common stock issuable upon extinguishment	267,911	306,973
Estimated exercise price	0.40	0.40
Risk-free interest rate	0.8%	0.3%
Expected volatility	193%	179%
Expected life (in years)	0.33	0.43

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debentures outstanding during the year ended March 31, 2016, assuming no expected dividends:

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

8.	Derivative Liabilities (continued)

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2015	393,419

Debt discount due to derivative	110,000
Mark to market adjustment	1,764,034
Adjustment for extinguishments	(1,451,237)

Balance, March 31, 2016	816,216

Mark to market adjustment	(570,789)
Adjustment for extinguishment	(53,141)

Balance, March 31, 2017	192,286

9.	Note Payable

	March 31, 2017 $	March 31, 2016 $

Opening balance	4,786,493	4,479,852

Accretion of unamortized discount	180,069	306,641

Ending balance	4,966,562	4,786,493

Less: current portion	(4,966,562)	(3,967,000)

Long-term portion	–	819,493

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

5,000,000

On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGTML, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the year ended March 31, 2017, the Company recorded imputed interest of $900,000 (2016 - $900,000) at a rate of 18% per annum which has been included in additional paid-in capital.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

10.	Related Party Transactions

(a)	As at March 31, 2017, the Company was owed $nil (2016 - $38,506) from a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2017, the Company was owed $nil (2016 – $11,257) from a former director of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(c)	As at March 31, 2017, the Company was owed $24,987 (2016 - $984) from a shareholder of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand.

(d)	As at March 31, 2017, the Company owed $3,945,833 (2016 – $4,862,555) to a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $25,127 was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with the significant shareholder, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(e)	As at March 31, 2017, the Company owed $nil (2016 – $38,430) to a shareholder of the Company who has a significant influence on the Company’s operations. Of this amount, $nil (2016 - $20,765) is unsecured, bears interest at the US Bank Prime Rate plus 4%, and due on demand. The remainder of the amount owing is unsecured, non-interest bearing, and due on demand.

(f)	As at March 31, 2017, the Company owed $200,017 (2016 – $124,264) to directors of the Company, of which $10,030 (2016 - $nil) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)	During the year ended March 31, 2017, the Company incurred $240,000 (2016 – $1,174,164) in consulting fees to a company controlled by a shareholder of the Company who has a significant influence on the Company's operations. Of this amount, $nil (2016 - $934,162) relates to the fair value of nil (2016 - 934,963) share purchase warrants issued in consideration for finder's fees incurred. The share purchase warrants are exercisable at a price of $0.001 per share for a term of two years. Refer to Note 12.

(h)	During the year ended March 31, 2017, the Company incurred $14,600 (2016 – $17,696) in consulting fees to a company controlled by a director of the Company.

(i)	During the year ended March 31, 2017, the Company incurred $234,000 (2016 - $173,862) in consulting fees to a director of the Company.

(j)	During the year ended March 31, 2017, the Company incurred $nil (2016 - $251,577) in consulting fees for stock options vested to an officer and a director of the Company.

11.	Common Stock

Common stock issued during the year ended March 31, 2017:

(a)	On April 30, 2016, the Company issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

(b)	On May 19, 2016, the Company issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

(c)	On May 21, 2016, the Company issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

(d)	On May 24, 2016, the Company issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,500.

(e)	On July 12, 2016, the Company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

(f)	On July 14, 2016, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

(g)	On September 12, 2016, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

11.	Common Stock (continued)

Common stock issued during the year ended March 31, 2017 (continued):

(h)	On October 27, 2016, the Company issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

(i)	On December 21, 2016, the Company issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000.

(j)	On December 22, 2016, the Company issued 265,296 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $451,003.

(k)	On December 23, 2016, the Company issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

(l)	On December 31, 2016, the Company issued 666,667 units relating to a non-brokered private placement at a price of $1.50 per unit for proceeds of $1,000,000. Each unit consists of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year, and one share purchase warrant exercisable at $1.50 per share for a term of two years.

(m)	On February 20, 2017, the Company issued 29,412 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $50,000.

(n)	On February 22, 2017, the Company issued 50,000 shares of common stock with a fair value of $70,000 pursuant to a conversion of $20,000 in principal and $53,141 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $3,141. Refer to Note 7(c).

(o)	On March 9, 2017, the Company issued 146,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $220,001 to a significant shareholder of the Company.

(p)	On March 27, 2017, the Company issued 100,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $150,000.

(q)	As at March 31, 2017, the Company had $50,000 of share subscription proceeds for 33,333 shares of common stock at $1.50 per share recorded in common stock issuable. Refer to Note 17(a).

Common stock issued during the year ended March 31, 2016:

(r)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 7(a).

(s)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 7(b).

(t)	On August 10, 2015, the Company issued 50,000 shares of common stock to a company controlled by a director of the Company relating to a non-brokered private placement on May 20, 2015 at a price of $0.50 per share for proceeds of $25,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days of the Option Event. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 13 and 15(b).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

11.	Common Stock (continued)

Common stock issued during the year ended March 31, 2016 (continued):

(u)	On August 10, 2015, the Company issued 550,000 shares of common stock relating to a non-brokered private placement on May 26, 2015 at a price of $0.50 per share for proceeds of $275,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $1,031,250 to a maximum of $1,375,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 28 days of the Option Event. The option expires on May 22, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days post the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 13 and 15(b).

(v)	On August 10, 2015, the Company issued 100,000 shares of common stock relating to a non-brokered private placement on June 6, 2015 at a price of $0.50 per share for proceeds of $50,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $250,000 of shares of common stock at $1.50 per share, expiring on June 6, 2017. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 13 and 15(b).

(w)	On August 10, 2015, the Company issued 600,000 shares of common stock relating to a non-brokered private placement on June 10, 2015 at a price of $0.50 per share for proceeds of $300,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase an additional $1,500,000 of shares of common stock at $1.50 per share, expiring on June 6, 2017. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system and must be exercised within 21 days of the Option Event. The option vested November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 13 and 15(b).

(x)	On October 2, 2015, the Company issued 960,017 shares of common stock with a fair value of $3,840,068 (included in common stock issuable as at March 31, 2015) in a share exchange agreement with the shareholders of Enviro for the acquisition of 9,600,167 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 15, 2013. Refer to Note 5.

(y)	On October 20, 2015, the Company issued 200,000 shares of common stock with a fair value of $102,000 pursuant to a consulting agreement. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(z)	On December 11, 2015, the Company issued 433,333 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $325,000.

(aa)	On December 15, 2015, the Company issued 200,000 shares of common stock relating to a non-brokered private placement at a price of $0.75 per share for proceeds of $150,000.

(bb)	On February 10, 2016, the Company issued 1,257,113 shares of common stock with a fair value of $5,028,455 (included in common stock issuable as at March 31, 2015) in a share exchange agreement with the shareholders of Enviro for the acquisition of 12,571,165 shares of common stock which were subsequently returned to Enviro pursuant to the Assignment of Assets agreement dated May 14, 2013. Refer to Note 5.

(cc)	On February 10, 2016, the Company issued 915,029 shares of common stock with a fair value of $915,028 to a various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(dd)	As at March 31, 2016, the Company received $150,000 of share subscription proceeds for the issuance of 150,000 shares of common stock at $1.00 per share to a company controlled by a director of the Company. Refer to Note 11(b). The amount has been recorded as common stock issuable.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

12.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2015	–	–

Issued	934,963	0.001

Balance, March 31, 2016	934,963	0.001

Issued	1,333,334	1.50

Balance, March 31, 2017	2,268,297	0.88

As at March 31, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

934,963	0.001	January 8, 2018
666,667	1.50	December 23, 2017
666,667	1.50	December 23, 2018

2,268,297

On January 8, 2016, the Company issued 934,963 share purchase warrants with a fair value of $934,162 to a company controlled by a director of the Company for consulting services. Each warrant is convertible into one common share of the Company at an exercise price of $0.001 per share expiring on January 8, 2018. Refer to Note 10(g).

The fair value for share purchase warrants issued as finder’s fees incurred have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2017	2016
Risk-free interest rate	1.5%	1.5%
Expected life (in years)	2.0	2.0
Expected volatility	207%	207%

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Balance, March 31, 2015	–	–	–	–

Granted	3,029,167	1.07
Expired	(1,500,000)	1.00

Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Expired	(1,166,667)	1.50

Balance, March 31, 2017	362,500	0.01	1.3	377,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

13.	Stock Options (continued)

Additional information regarding stock options outstanding as at March 31, 2017 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	362,500	1.3	0.01

The fair value of stock options granted to the directors and officers have been estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016

Risk-free interest rate	–	1.06%
Expected life (in years)	–	3.0
Expected volatility	–	171%

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

	2017	2016

Estimated exercise price	–	1.22
Risk-free interest rate	–	0.07%
Expected life (in years)	–	0.1
Expected volatility	–	263%

The fair value of stock options vested during the year ended March 31, 2017 was $nil (2016 - $251,577), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended March 31, 2017 was $nil (2016 – $0.08) per option.

14.	Segmented Information

The Company is located and operates in the US and its subsidiaries are primarily located and operating in the United Kingdom and China. The Company's scrubber system is located in China while all other non-current assets are located in the US.

	March 31, 2017
	United States $	China $	Total $

Property and equipment	25,226	1,301,970	1,327,196
Intangible assets	11,479,880	–	11,479,880

Total non-current assets	11,505,106	1,301,970	12,807,076

	March 31, 2016
	United States $	China $	Total $

Intangible assets	12,366,555	–	12,366,555

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

15.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product and provide a technology license and technical support (the "Technology") to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

(c)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2018	58,431
2019	61,229
2020	39,339

158,999

(d)	On September 22, 2016, PGTC entered into a one year research and development agreement with a non-related party to conduct testing on the scrubber system after it is installed and accepted by a customer of the non-related party in Yancheng, China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000) to the non-related party on each of the three and six month anniversaries from the date of acceptance of the system.

(e)	On November 19, 2016, the Company entered into an agreement with a non-related party for professional engineering and design services for the Company’s emission control systems. Pursuant to the agreement the Company shall pay $31,500 to the consultant on or before December 31, 2016, and a cash bonus of $20,000 to the Professional Chief Engineer of the consultant for the successful performance of the high sulphur test conducted at the joint venture project delivered by the Company and the non-related party.

(f)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RBM1,050,000), on the one year anniversary of the acceptance of the system.

(g)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RBM1,050,000), on the nine month anniversary of the acceptance of the system.

(h)	On January 10, 2017, PGTI and PGTML entered into a Products and Services Purchase Agreement with a non-related party to purchase all the components required to complete a flue gas desulphurization system in consideration for a total purchase price of $1,083,000 (RMB7,506,568). Pursuant to the agreement, 30% of the purchase price is payable upon execution of the agreement (paid), 20% upon final inspection (paid), 40% upon delivery (paid), and 10% within 14 days following installation and commissioning (paid).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

16.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2017 $	2016 $

Net loss before taxes	(3,352,548)	(7,446,232)
Statutory tax rate	34%	34%

Expected income tax recovery	1,139,866	2,531,719
Permanent differences and other	(162,898)	(1,704,462)
Change in enacted tax rate	9,257	–
Foreign tax rate difference	(171,846)	(101,112)
Change in valuation allowance	(814,379)	(726,145)

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at March 31, 2017 and 2016 are comprised of the following:

	2017 $	2016 $

Net operating losses carried forward	7,882,821	7,068,442
Valuation allowance	(7,882,821)	(7,068,442)

Net deferred tax asset	–	–

The Company has net operating losses carried forward of $24,163,065 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,151
2035	1,884,636
2036	2,433,757
2037	2,914,456

24,163,065

As at March 31, 2017, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

17.	Subsequent Events

(a)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017.

(b)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(c)	Subsequent to March 31, 2017, the Company received share subscription proceeds of $1,320,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
●	We did not maintain appropriate cash controls – As of March 31, 2017, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.
●	We did not implement appropriate information technology controls – As at March 31, 2017, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2017- 2018.
●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

On August 31, 2013, Neil Carmichael consented to and was appointed as president, treasurer and secretary of our company.

Effective October 1, 2013, Dr. Andrew Jolly was appointed as a director of our company.

Effective July 20, 2016, Alexander Shead was appointed as a director of our company.

Effective May 8, 2017, Scott Poulter was appointed as an executive director of our company.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jordan Starkman	Director	45	Resigned on November 1, 2016
Andrew Jolly	Director	44	October 1, 2013
Alexander Shead	Director	55	July 20, 2015
Neil Carmichael	President, Treasurer, Secretary and Director	61	December 18, 2012
Scott Poulter	Executive Director	48	May 8, 2017

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

Scott Poulter - Director

Scott Poulter was appointed as Executive Director of Pacific Green Technologies Inc. on May 8, 2017. Mr Poulter was a former professional windsurfer in the United Kingdom, and subsequently became a sports marketing entrepreneur with various sport marketing businesses worldwide which controlled various commercial or licensing rights in Formula One auto racing from 1996 to 2003.

In 2009, he was asked to assist an emission control technology company, Enviroresolutions, in commercializing its proprietary technology and he became increasingly interested in technologies that could help improve the environment. In that vein, Mr. Poulter founded Pacific Green Group Limited, which is now a significant investor in our company, and has since endeavoured to use his entrepreneurial skills and international business experience to drive forward the emission control technologies of Pacific Green Technologies, Inc. He has been integral in delivering our Company’s business relationships in China and Europe. He is 48 years of age.

Jordan Starkman –Director

Mr. Jordan Starkman served as a director of our company since October 26, 2008. Mr. Starkman brought over twenty years’ experience in sales, financial consulting, and investor and client relations to the Pacific Green team. He is a co-founder of Pay By the Day Company Inc. and was vice-president of operations from June 2003 prior to becoming president in January 2006. In addition to being president of Pay By The Day Company Inc., Mr. Starkman has been the president of Rimrock Gold Corp. (formerly Tucana Lithium) since August 2007 and Health Advance Inc. since April 2010, both of which are quoted on the OTCQB. Pay By The Day Company Inc. was owned by Rimrock Gold Corp. (formerly Tucana Lithium) until May 2012. Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company, and Health Advance, an online medical supply company. Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was president of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

Mr. Starkman resigned from the board effective November 1, 2016. Mr. Starkman’s resignation was not the result of any disagreements with our company regarding our operation, polices, practices or otherwise.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2017; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2017, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jordan Starkman(1) Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Neil Carmichael(2) President, Secretary, Treasurer and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Andrew Jolly(3) Director	2017 2016	14,600 17,696	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	14,600 17,696

Alexander Shead(4), Director	2017 2016	234,000 173,862	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	234,000 173,862

(1)	Jordan Starkman was appointed as president, secretary, treasurer and director of our company on November 30, 2012 and resigned as president, secretary and treasurer on August 31, 2013. Mr. Starkman remained as a member of our board of directors until November 1, 2016, when he resigned from the board.
(2)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(3)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(4)	Alexander Shead was appointed as a director of our company on July 20, 2015.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

On July 19, 2015, we granted 312,500 stock options to the President of our company. The stock options are exercisable at a price of $0.01 per share and expire on July 19, 2018.

On July 20, 2015, we granted 50,000 stock options to a director of our company. The stock options are exercisable at a price of $0.01 per share and expire on July 20, 2018.

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

On January 9, 2016, we granted 934,963 share purchase warrants, exercisable at $0.001 per share and expiring January 8, 2018, to a significant shareholder of our company for consulting and finders fees.

Option Exercises

During our fiscal year ended March 31, 2017 there were no options exercised by our named officers.

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

On July 20, 2015, we entered into an agreement with Alexander Shead to provide director services to the Company for compensation of $1,000 per month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of July 20, 2017, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of August 10, 2017, there were 26,830,763 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Neil Carmichael(2) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	40,000(3) Common Shares	*
Andrew Jolly(4) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	Nil	Nil
Alexander Shead 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	3,086,894 Common Shares(5)	11.720%
Scott Poulter 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	3,451,496 Common Shares(6)	13.10%
Directors and Executive Officers as a Group	6,578,390 Common Shares	24.98%
Fresh Air Investments Canada Limited(7) Suite 409-221 West Esplanade North Vancouver BC Canada V7M 3J3	3,451,496 Common Shares	12.8%
Purple Investments Limited Vanterpool Plaza 2nd Floor Road Town, Tortola, British Virgin Islands	2,000,000 Common Shares	7.4%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Twynam Agricultural Group PTY L8 17-19 Bridge Street, Sydney, New South Wales 2000 Australia	2,600,000 Common Shares	9.87%
Diodati Investments Limited Palm Grove House P.O.Box 438 Road Town, Tortola British Virgin Islands	1,440,425 Common Shares	5.47
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	2,768,727 Common Shares	10.51%

● Over 5% Shareholders	12,260,648 Common Shares	46.56%

*	Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 17, 2017. As of July 17, 2017, there were 26,330,763 shares of our company's common stock issued and outstanding.
(2)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(3)	Includes 40,000 common shares held indirectly by Neil Carmichael through 1728313 Ontario Ltd.
(4)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(5)	Includes 318,167 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 2,768,727 common shares held by Intrawest Overseas Limited. Securities held by Intrawest Overseas Limited are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities.
(6)	Includes 3,451,496 common shares held by Fresh Air Investments Canada Limited. Securities held by Fresh Air Investments Canada Limited are held for the financial benefit of Scott Poulter. Mr. Poulter does not exercise direct voting or dispositive control over these securities.
(7)	Scott Poulter has voting and dispositive control over shares owned by Fresh Air Investments Canada Limited.

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

During the years ended March 31, 2017 and 2016, respectively, we incurred $488,600 and $1,617,299 in consultancy fees paid to the officers, directors and companies controlled by them.

As at March 31, 2017 and March 31, 2016, we had amounts due to/from related parties as follows:

	March 31, 2017		March 31, 2016
Due to (from) related parties	Due from related parties(2)	Due to related parties(2)	Due from related parties(2)	Due to related parties(2)
	$	$	$	$
PGG(1)	Nil	3,920,707	Nil	4,862,555
EnviroTechnologies(2)	Nil	Nil	Nil	Nil
Pacific Green Development Ltd.	Nil	Nil	38,506	Nil
Other shareholders	Nil	818	984	38,430
Other directors	24,987	189,986	11,257	124,264
Total	24,987	4,110,693	50,747	5,025,249

(1)	Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipa Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel, who is also the sole director of PGG, is Scott Poulter, a Director of the Company effective May 8, 2017.
(2)	The loan is unsecured, non-interest bearing, and is due on demand.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with four directors, Dr. Neil Carmichael, Dr. Andrew Jolly, and Mr. Alex Shead and Mr. Scott Poulter. None of our directors qualify as “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2017 and for fiscal year ended March 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2017 $	March 31, 2016 $
Audit Fees	$23,000	$17,000
Audit Related Fees	18,200	15,200
Tax Fees	-	-
All Other Fees	-	-
Total	41,200	32,200

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 14, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2017	By:	/s/ Scott Poulter
Scott Poulter
Director

Dated: August 14, 2017	By:	/s/ Andrew Jolly
Andrew Jolly
Director

