Form 10-K/A
period 2017-03-31
Pacific Green Technologies Inc.
filed 2017-09-11
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

26,830,763 common shares issued and outstanding as of August 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K/A for the year ended March 31, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Filing Date”) to restate the annual audited consolidated financial statements for the year ended March 31, 2017.

On August 21, 2017, our auditors, Saturna Group Chartered Professional Accountants LLP, notified us that it believed there was an error in our consolidated financial statements relating to additional interest expense incurred. Management further discussed the matter with Saturna Group Professional Chartered Accountants LLP and both parties agreed with the error noted above and we determined that the effect of such misstatement was material.

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

For the year ended March 31, 2017, our company had a net loss of $3,427,417 ($0.14 per share) compared to a net loss of $7,446,232 ($0.38 per share) for the year ended March 31, 2016. In addition to the operating expenses noted above, for the year ended March 31, 2017, our company had $1,266,193 (2016 - $1,246,422) in interest expense, $570,789 in gain on the change in fair value of derivative liabilities (2016 – loss $1,770,154), and a loss of $nil (2016 - $126,782) from impairment of goodwill.

Liquidity and Capital Resources

Working Capital

	At March 31, 2017	At March 31, 2016
Current Assets	$443,938	$95,851
Current Liabilities	$10,581,522	$11,260,536
Working Capital (Deficit)	$(10,137,584)	$(11,164,685)

Cash Flows

	Year Ended March 31, 2017	Year Ended March 31, 2016
Net Cash Used in Operating Activities	$(2,128,601)	$(1,101,335)
Net Cash Used in Investing Activities	$(1,331,909)	$(50,064)
Net Cash Provided by Financing Activities	$3,862,173	$1,035,004
Effect of Exchange Rate Changes on Cash	$(60,144)	$(55,105)
Net Increase in Cash	$342,059	$38,838

As of March 31, 2017, we had $382,167 in cash, $443,938 in total current assets, $10,581,522 in total current liabilities and a working capital deficit of $10,137,584 compared to a working capital deficit of $11,164,685 at March 31, 2016.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

August 10, 2017, except as to Note 17 which is as of September 6, 2017

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2017 $	March 31, 2016 $
	(Restated -
	Note 17)
ASSETS

Cash	382,167	40,108
Amounts receivable	25,780	4,996
Prepaid expenses	11,004	–
Due from related parties (Note 10)	24,987	50,747

Total Current Assets	443,938	95,851

Property and equipment (Note 4)	1,327,196	–
Intangible assets (Note 5)	11,497,880	12,366,555

Total Assets	13,269,014	12,462,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	860,050	821,515
Loan payable (Note 6)	361,931	625,574
Convertible debenture, net of unamortized discount of $nil and $105,018, respectively (Note 7)	90,000	4,982
Current portion of note payable, net of unamortized discount of $33,438 and $33,000, respectively (Note 9)	4,966,562	3,967,000
Due to related parties (Note 10)	4,110,693	5,025,249
Derivative liabilities (Note 8)	192,286	816,216

Total Current Liabilities	10,581,522	11,260,536

Note payable, net of unamortized discount of $nil and $180,507, respectively (Note 9)	–	819,493

Total Liabilities	10,581,522	12,080,029

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 15)
Subsequent Events (Note 18)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 26,297,430 and 23,104,908 shares issued and outstanding, respectively	26,297	23,105

Common stock issuable (Note 11)	50,000	150,000

Additional paid-in capital	65,907,617	60,219,306

Accumulated other comprehensive income	261,789	120,760

Deficit	(63,558,211)	(60,130,794)

Total Stockholders’ Equity	2,687,492	382,377

Total Liabilities and Stockholders’ Equity	13,269,014	12,462,406

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2017 $	Year Ended March 31, 2016 $
	(Restated -
	Note 17)

Expenses

Advertising and promotion	97,329	10,000
Amortization of intangible assets	868,675	868,675
Consulting fees (Note 10)	867,693	3,216,033
Depreciation	4,713	–
Foreign exchange gain	(173,063)	(49,257)
Office and miscellaneous	140,886	87,065
Professional fees	183,277	224,737
Research and development	516,390	–
Transfer agent and filing fees	28,413	35,407
Travel	200,841	87,835

Total expenses	2,735,154	4,480,495

Loss before other income (expense)	(2,735,154)	(4,480,495)

Other income (expense)

Gain (loss) on change in fair value of derivative liabilities (Note 8)	570,789	(1,770,154)
Gain (loss) on extinguishment of debt (Note 11)	3,141	171,501
Impairment of goodwill (Note 3)	–	(126,782)
Interest expense (Notes 7 and 9)	(1,266,193)	(1,240,302)

Total other income (expense)	(692,263)	(2,965,737)

Net loss for the year	(3,427,417)	(7,446,232)

Other comprehensive income

Foreign currency translation gain	141,029	74,899

Comprehensive loss for the year	(3,286,388)	(7,371,333)

Net loss per share, basic and diluted	(0.14)	(0.38)

Weighted average number of shares outstanding	24,385,595	19,833,220

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

			Common	Additional	Other
	Common stock		Stock	Paid-in	Comprehensive		Stockholders’
	Shares	Amount	Issuable	Capital	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, March 31, 2015	16,321,681	16,322	8,868,523	45,523,380	45,861	(52,684,562)	1,769,524

Shares issued pursuant to private placements	1,933,333	1,933	150,000	1,123,067	–	–	1,275,000
Shares issued pursuant to conversion of loans	1,517,735	1,518	–	1,604,901	–	–	1,606,419
Shares issued for consulting services	1,115,029	1,115	–	1,015,913	–	–	1,017,028
Shares issued pursuant to share exchange agreement	2,217,130	2,217	(8,868,523)	8,866,306	–	–	–
Shares issued for management services	–	–	–	251,577	–	–	251,577
Shares issued pursuant to finder’s fee agreement	–	–	–	934,162	–	–	934,162
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	74,899	–	74,899
Net loss for the year	–	–	–	–	–	(7,446,232)	(7,446,232)

Balance, March 31, 2016	23,104,908	23,105	150,000	60,219,306	120,760	(60,130,794)	382,377

Shares issued pursuant to private placements	3,142,522	3,142	(100,000)	4,718,361	–	–	4,621,503
Shares issued pursuant to conversion of loans	50,000	50	–	69,950	–	–	70,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	141,029	–	141,029
Net loss for the year	–	–	–	–	–	(3,427,417)	(3,427,417)

Balance, March 31, 2017 (Restated – Note 17)	26,297,430	26,297	50,000	65,907,617	261,789	(63,558,211)	2,687,492

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2017 $	Year Ended March 31, 2016 $
	(Restated -
	Note 17)
Operating Activities

Net loss for the year	(3,427,417)	(7,446,232)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	285,087	329,960
Amortization of intangible assets	868,675	868,675
Depreciation	4,713	–
Gain on extinguishment of debt	(3,141)	(171,501)
Impairment of goodwill	–	126,782
Imputed interest	900,000	900,000
Loss (gain) on change in fair value of derivative liabilities	(570,789)	1,770,154
Stock-based compensation	–	2,202,767

Changes in operating assets and liabilities:
Amounts receivable	(9,527)	687
Prepaid expenses	(11,004)	687
Due from related party	14,503	(14,490)
Accounts payable and accrued liabilities	38,535	185,524
Due to related parties	(218,236)	145,652

Net Cash Used In Operating Activities	(2,128,601)	(1,101,335)

Investing Activities

Cash acquired on acquisition of subsidiary	–	50,064
Purchase of property and equipment	(1,331,909)	–

Net Cash Provided By (Used In) Investing Activities	(1,331,909)	50,064

Financing Activities

Proceeds from issuance of common stock / share subscriptions received	4,621,503	1,275,000
Proceeds from related parties	–	19,804
Repayments to related parties	(612,480)	(359,800)
Repayment of loan payable	(146,310)	–
Proceeds from convertible debentures	–	100,000

Net Cash Provided by Financing Activities	3,862,713	1,035,004

Effect of Foreign Exchange Rate Changes on Cash	(60,144)	55,105

Increase in Cash	342,059	38,838

Cash, Beginning of Year	40,108	1,270

Cash, End of Year	382,167	40,108

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	–	26,683
Convertible debentures settled with common stock	20,000	300,000
Derivative liabilities settled with common stock	53,141	1,451,237
Reallocation of amount due to a related party to amounts receivable	11,257	–
Recognition of convertible debt discount due to derivative	–	110,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2017, the Company has not generated any revenues, has a working capital deficit of $10,137,584, and has an accumulated deficit of $63,558,211 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2017 Net carrying value $	March 31, 2016 Net carrying value $

Furniture and equipment	4,155	416	3,739	–
Leasehold improvements	25,784	4,297	21,487	–
Scrubber system	1,301,970	–	1,301,970	–

Total	1,331,909	4,713	1,327,196	–

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

As at March 31, 2017, PGTIL, the Company’s wholly owned subsidiary, owes $361,931 (£288,690) (2016 - $625,574 (£435,000)) to a significant shareholder of the Company, which bears interest at 6.5% per annum, is unsecured, and is due on demand.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

8.	Derivative Liabilities (continued)

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2015	393,419

Debt discount due to derivative	110,000
Mark to market adjustment	1,770,154
Adjustment for extinguishments	(1,457,357)

Balance, March 31, 2016	816,216

Mark to market adjustment	(570,789)
Adjustment for extinguishment	(53,141)

Balance, March 31, 2017	192,286

9.	Note Payable

	March 31, 2017 $	March 31, 2016 $

Opening balance	4,786,493	4,479,852

Accretion of unamortized discount	180,069	306,641

Ending balance	4,966,562	4,786,493

Less: current portion	(4,966,562)	(3,967,000)

Long-term portion	–	819,493

The principal repayments of the note payable are as follows:

$

June 12, 2013	1,000,000
June 12, 2014	1,000,000
June 12, 2015	1,000,000
June 12, 2016	1,000,000
June 12, 2017	1,000,000

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

(d)

As at March 31, 2017, the Company owed $3,945,833 (2016 – $4,862,555) to a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $25,127 (2016 - $nil) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2015, the Company entered into a conversion agreement with the significant shareholder, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a one year period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

11.	Common Stock (continued)

Common stock issued during the year ended March 31, 2017 (continued):

(h)	On October 27, 2016, the Company issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

(i)	On December 21, 2016, the Company issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000.

(j)	On December 22, 2016, the Company issued 265,296 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $451,003.

(k)	On December 23, 2016, the Company issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

(l)	On December 31, 2016, the Company issued 666,667 units relating to a non-brokered private placement at a price of $1.50 per unit for proceeds of $1,000,000. Each unit consists of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year, and one share purchase warrant exercisable at $1.50 per share for a term of two years.

(m)	On February 20, 2017, the Company issued 29,412 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $50,000.

(n)	On February 22, 2017, the Company issued 50,000 shares of common stock with a fair value of $70,000 pursuant to a conversion of $20,000 in principal and $53,141 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $3,141. Refer to Note 7(c).

(o)	On March 9, 2017, the Company issued 146,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $220,001 to a significant shareholder of the Company.

(p)	On March 27, 2017, the Company issued 100,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $150,000.

(q)	As at March 31, 2017, the Company had $50,000 of share subscription proceeds for 33,333 shares of common stock at $1.50 per share recorded in common stock issuable. Refer to Note 18(a).

Common stock issued during the year ended March 31, 2016:

(r)	On May 4, 2015, the Company issued 1,058,317 shares of common stock with a fair value of $1,068,900 pursuant to a settlement agreement for the extinguishment of $200,000 in principal, $18,888 in accrued interest, and the $1,012,876 derivative liability relating to the May 27, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $162,864. Refer to Note 7(a).

(s)	On May 13, 2015, the Company issued 459,418 shares of common stock with a fair value of $537,519 pursuant to a settlement agreement for the extinguishment of $100,000 in principal, $7,795 in accrued interest, and the $438,361 derivative liability relating to the June 12, 2014 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $8,637. Refer to Note 7(b).

(t)	On August 10, 2015, the Company issued 50,000 shares of common stock to a company controlled by a director of the Company relating to a non-brokered private placement on May 20, 2015 at a price of $0.50 per share for proceeds of $25,000. In consideration for the share subscription, the Company granted the subscriber an option to purchase a minimum of $93,750 to a maximum of $125,000 of shares of common stock. The option vests upon the Company entering into a binding agreement for the sale or license of its ENVI-Clean or ENVI-Pure emission control technology system (the "Option Event") and must be exercised within 28 days of the Option Event. The option expires on May 20, 2017 and is exercisable at a conversion rate of 75% of the average closing bid prices of the Company’s common stock for the 10 trading days prior to the Option Event and the 10 trading days after the Option Event. The exercise price shall not be less than $1.00 per share and not greater than $2.50 per share. The option vested on November 17, 2015 when the Company entered into a commercial joint venture agreement. Refer to Notes 13 and 15(b).

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

The fair value for share purchase warrants issued as finder’s fees incurred have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2017	2016
Risk-free interest rate	–	1.5%
Expected life (in years)	–	2.0
Expected volatility	–	207%

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Balance, March 31, 2015	–	–	–	–

Granted	3,029,167	1.07
Expired	(1,500,000)	1.00

Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Expired	(1,166,667)	1.50

Balance, March 31, 2017	362,500	0.01	1.3	377,000

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

The fair value of stock options granted to the directors and officers have been estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016

Risk-free interest rate	–	1.06%
Expected life (in years)	–	3
Expected volatility	–	171%

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

(c)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2018	58,431
2019	61,229
2020	39,339

158,999

(d)	On September 22, 2016, PGTC entered into a one year research and development agreement with a non-related party to conduct testing on the scrubber system after it is installed and accepted by a customer of the non-related party in Yancheng, China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000) to the non-related party on each of the three and six month anniversaries from the date of acceptance of the system.

(e)	On November 19, 2016, the Company entered into an agreement with a non-related party for professional engineering and design services for the Company’s emission control systems. Pursuant to the agreement the Company shall pay $31,500 to the consultant on or before December 31, 2016, and a cash bonus of $20,000 to the Professional Chief Engineer of the consultant for the successful performance of the high sulphur test conducted at the joint venture project delivered by the Company and the non-related party.

(f)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the one year anniversary of the acceptance of the system.

(g)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the nine month anniversary of the acceptance of the system.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

16.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2017 $	2016 $

Net loss before taxes	(3,427,417)	(7,446,232)
Statutory tax rate	34%	34%

Expected income tax recovery	1,165,322	2,531,719
Permanent differences and other	(162,898)	(1,704,462)
Change in enacted tax rate	9,257	–
Foreign tax rate difference	(171,846)	(101,112)
Change in valuation allowance	(839,835)	(726,145)

Income tax provision	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at March 31, 2017 and 2016 are comprised of the following:

	2017 $	2016 $

Net operating losses carried forward	7,908,277	7,068,442
Valuation allowance	(7,908,277)	(7,068,442)

Net deferred tax asset	–	–

The Company has net operating losses carried forward of $24,237,934 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,151
2035	1,884,636
2036	2,433,757
2037	2,989,325

24,237,934

As at March 31, 2017, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

17.	Restatement

The Company has restated its consolidated financial statements as at March 31, 2017 and for the year then ended to reflect additional interest expense incurred during the period. This restatement resulted in an increase to net loss of $74,869 and no change to net loss per share.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

17.	Restatement (continued)

The impact of the restatement as at March 31, 2017 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at March 31, 2017
	As reported $	Adjustment $	As restated $

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	785,181	74,869	860,050
Total Current Liabilities	10,506,653	74,869	10,581,522
Total Liabilities	10,506,653	74,869	10,581,522
Stockholders’ Equity
Deficit	(63,483,342)	(74,869)	(63,558,211)
Total Stockholders’ Equity	2,762,361	(74,869)	2,687,492

Consolidated Statement of Operations and Comprehensive Loss

	Year ended March 31, 2017
	As reported $	Adjustment $	As restated $

Other income (expense)
Interest expense	(1,191,324)	(74,869)	(1,266,193)
Total other income (expense)	(617,394)	(74,869)	(692,263)
Net loss for the year	(3,352,548)	(74,869)	(3,427,417)
Comprehensive loss for the year	(3,211,519)	(74,869)	(3,286,388)

Consolidated Statement of Stockholders’ Equity

	Year ended March 31, 2017
	As reported $	Adjustment $	As restated $

Deficit	(63,483,342)	(74,869)	(63,558,211)
Stockholders’ Equity	2,762,361	(74,869)	2,687,492

Consolidated Statement of Cash Flows

	Year ended March 31, 2017
	As reported $	Adjustment $	As restated $

Operating Activities
Net loss for the year	(3,352,548)	(74,869)	(3,427,417)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(36,334)	74,869	38,535

18.	Subsequent Events

(a)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017. Refer to Note 11(q).

(b)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(c)	Subsequent to March 31, 2017, the Company received share subscription proceeds of $1,320,000.

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

As at March 31, 2017 and March 31, 2016, we had amounts due to/from related parties as follows:

	March 31, 2017		March 31, 2016
Due to (from) related parties	Due from related parties(2)	Due to related parties(2)	Due from related parties(2)	Due to related parties(2)
	$	$	$	$
PGG(1)	Nil	3,920,706	Nil	4,862,555
EnviroTechnologies(2)	Nil	Nil	Nil	Nil
Pacific Green Development Ltd.	Nil	Nil	38,506	Nil
Other shareholders	Nil	Nil	984	38,430
Other directors	24,987	189,987	11,257	124,264
Total	24,987	4,110,693	50,747	5,025,249

(1)	Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipa Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel, who is also the sole director of PGG, is Scott Poulter, a Director of the Company effective May 8, 2017.
(2)	The loan is unsecured, non-interest bearing, and is due on demand.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: September 8, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 8, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 8, 2017	By:	/s/ Scott Poulter
Scott Poulter
Director

Dated: September 8, 2017	By:	/s/ Andrew Jolly
Andrew Jolly
Director

