Form 10-Q
period 2017-06-30
Pacific Green Technologies Inc.
filed 2017-09-12
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

26,830,763 common shares issued and outstanding as of September 8, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended June 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to Condensed Consolidated Financial Statements	F–4

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2017 $	March 31, 2017 $
	(unaudited)

ASSETS

Cash	527,639	382,167
Amounts receivable	5,057	25,780
Prepaid expenses	146,571	11,004
Due from related parties (Note 9)	25,081	24,987

Total Current Assets	704,348	443,938

Property and equipment (Note 3)	1,518,164	1,327,196
Intangible assets (Note 4)	11,278,927	11,497,880

Total Assets	13,501,439	13,269,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	722,432	860,050
Loan payable (Note 5)	334,986	361,931
Convertible debenture (Note 6)	90,000	90,000
Note payable, net of unamortized discount of $nil and $33,438, respectively (Note 8)	5,000,000	4,966,562
Due to related parties (Note 9)	3,943,713	4,110,693
Derivative liabilities (Note 7)	297,346	192,286

Total Liabilities	10,388,477	10,581,522

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 14)
Subsequent Events (Note 15)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 26,830,763 and 26,297,430 shares issued and outstanding, respectively	26,831	26,297

Common stock issuable (Note 10)	770,000	50,000

Additional paid-in capital	66,582,083	65,907,617

Accumulated other comprehensive income	305,839	261,789

Deficit	(64,571,791)	(63,558,211)

Total Stockholders’ Equity	3,112,962	2,687,492

Total Liabilities and Stockholders’ Equity	13,501,439	13,269,014

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2017 $	Three Months Ended June 30, 2016 $

Expenses

Advertising and promotion	15,850	–
Amortization of intangible assets (Note 4)	218,953	218,953
Consulting fees (Note 9)	101,803	209,257
Depreciation (Note 3)	2,356	–
Foreign exchange loss (gain)	98,471	(111,934)
Office and miscellaneous	46,831	35,409
Professional fees	39,529	64,604
Research and development	52,304	228,854
Transfer agent and filing fees	13,301	13,120
Travel	50,419	32,823

Total expenses	639,817	691,086

Loss before other income (expense)	(639,817)	(691,086)

Other income (expense)

Gain (loss) on change in fair value of derivative liabilities (Note 7)	(105,060)	257,237
Interest expense (Notes 5, 6, and 8)	(268,703)	(304,556)

Total other income (expense)	(373,763)	(47,319)

Net loss for the period	(1,013,580)	(738,405)

Other comprehensive income

Foreign currency translation gain	44,050	13,002

Comprehensive loss for the period	(969,530)	(725,403)

Net loss per share, basic and diluted	(0.04)	(0.03)

Weighted average number of shares outstanding	26,467,393	23,448,004

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2017 $	Three Months Ended June 30, 2016 $

Operating Activities

Net loss for the period	(1,013,580)	(738,405)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debenture	33,438	79,556
Amortization of intangible assets	218,953	218,953
Depreciation	2,356	–
Imputed interest	225,000	225,000
Loss (gain) on change in fair value of derivative liabilities	105,060	(257,237)

Changes in operating assets and liabilities:
Amounts receivable	20,723	274
Prepaid expenses	(135,567)	(37,705)
Due from related party	(94)	(1,118)
Accounts payable and accrued liabilities	(137,618)	(29,313)
Due to related parties	63,837	141,086

Net Cash Used In Operating Activities	(617,492)	(398,909)

Investing Activities

Purchase of property and equipment	(87,647)	–

Net Cash Used In Investing Activities	(87,647)	–

Financing Activities

Proceeds from issuance of common stock and share subscriptions received	1,170,000	905,500
Proceeds from related parties	–	249
Repayments to related parties	(331,783)	(319,512)
Repayment of loan payable	(30,917)	–

Net Cash Provided by Financing Activities	807,300	586,237

Effect of Foreign Exchange Rate Changes on Cash	43,311	(76,768)

Increase in Cash	145,472	110,560

Cash, Beginning of Period	382,167	40,108

Cash, End of Period	527,639	150,668

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Pacific Green Technologies Inc. (the “Company”) is engaged in the commercialization and development of its proprietary emissions control and scrubber technologies. With its technical and manufacturing partners, the Company has developed applications for the marine, manufacturing, and utility sectors to reduce pollutants and contaminants from emissions. The Company's goal is to bring new emission control solutions to help address the world’s need for clean and sustainable energy.

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2017, the Company has not generated any revenues, has a working capital deficit of $9,684,129, and has an accumulated deficit of $64,571,791 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2017

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

The Company’s financial instruments consist principally of cash, amounts receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debenture, and note payable. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	527,639	–	–
Derivative liabilities	–	297,346	–

Total	527,639	297,346	–

During the three months ended June 30, 2017, the Company recognized a loss on change in fair value of derivative liabilities of $105,060 (2016 - gain of $257,237).

(c)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Cost $	Accumulated amortization $	June 30, 2017 Net carrying value $	March 31, 2017 Net carrying value $

Furniture and equipment	4,155	623	3,532	3,739
Leasehold improvements	25,784	6,446	19,338	21,487
Scrubber system	1,495,294	–	1,495,294	1,301,970

Total	1,525,233	7,069	1,518,164	1,327,196

As at June 30, 2017, the Company has not recorded depreciation on the scrubber system as it is still being manufactured and has not been placed in use.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2017 Net carrying value $	March 31, 2017 Net carrying value $
Patents and technical information	35,852,556	(4,116,374)	(20,457,255)	11,278,927	11,497,880

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), a company with a common significant shareholder who has a significant influence on the operations of both companies. Pursuant to the agreement, the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to the Company as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), a company controlled by a shareholder of the Company who has a significant influence n the Company’s operations, which was assigned to the Company. This shareholder became a director of the Company on May 8, 2017. The Company entered into share exchange agreements with Enviro shareholders pursuant to which it issued shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. The intangible assets acquired were recorded at cost and is being amortized using the straight-line method over the estimated useful life of 17 years.

5.	Loan Payable

As at June 30, 2017, PGTIL, the Company’s wholly owned subsidiary, owes $334,986 (£257,781) (March 31, 2017 - $361,931 (£289,144)) to a significant shareholder of the Company, which bears interest at 6.5% per annum, is unsecured, and is due on demand.

6.	Convertible Debenture

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which have been deferred and will be amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at June 30, 2017, the Company recorded accrued interest of $21,649 (March 31, 2017 - $17,164), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the three months ended June 30, 2017, the Company had amortized $nil (2016 - $12,420) of the debt discount to interest expense. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. As at June 30, 2017, the carrying value of the debenture was $90,000 (March 31, 2017 - $90,000) and the fair value of the derivative liability was $297,346 (March 31, 2017 - $192,286). Refer to Note 15(c).

7.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 6 in accordance with ASC 815. The fair value of the derivative liabilities was calculated using a binomial option pricing model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended June 30, 2017, the Company recorded a loss on the change in fair value of derivative liabilities of $105,060 (2016 - gain of $257,237). As at June 30, 2017, the Company recorded derivative liabilities of $297,346 (March 31, 2017 - $192,286).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liabilities (continued)

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at June 30, 2017, assuming no expected dividends:

June 30, 2017

Estimated common stock issuable upon extinguishment	405,996
Estimated exercise price per common share	0.28
Risk-free interest rate	1.03%
Expected volatility	161%
Expected life (in years)	0.25

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2017	192,286

Mark-to-market adjustment	105,060

Balance, June 30, 2017	297,346

8.	Note Payable

	June 30, 2017 $	March 31, 2017 $

Opening balance	4,966,562	4,786,493

Accretion of unamortized discount	33,438	180,069

Ending balance	5,000,000	4,966,562

Less: current portion	(5,000,000)	(4,966,562)

Long-term portion	–	–

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

The note payable will be repaid in instalments of $1,000,000 on the anniversary of the agreement beginning on June 12, 2013 with the income earned under the terms of the Representation Agreement. If the Company is unable to meet the repayment schedule, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into shares of the Company’s stock. The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the three months ended June 30, 2017, the Company recorded imputed interest of $225,000 (2016 - $225,000) at a rate of 18% per annum which has been included in additional paid-in capital.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

9.	Related Party Transactions

(a)	As at June 30, 2017, the Company was owed $25,081 (March 31, 2017 - $24,987) from a director of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at June 30, 2017, the Company owed $3,753,726 (March 31, 2017 - $3,945,833) to PGG, a company controlled by a shareholder and director of the Company who has a significant influence on the Company’s operations, of which $nil (March 31, 2017 - $25,127) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2016, the Company entered into a conversion agreement with the company controlled by a director of the Company, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a one year period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(c)	As at June 30, 2017, the Company owed $204,281 (March 31, 2017 - $200,017) to directors of the Company, of which $14,294 (March 31, 2017 - $10,030) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the three months ended June 30, 2017, the Company incurred $60,000 (2016 – $60,000) in consulting fees to a company controlled by a director of the Company.

(e)	During the three months ended June 30, 2017, the Company incurred $3,837 (2016 – $57,220) in consulting fees to companies controlled by directors of the Company.

10.	Common Stock

(a)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017.

(b)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(c)	As at June 30, 2017, the Company had $770,000 of share subscription proceeds for 962,500 shares of common stock at a price of $0.80 per share relating to a non-brokered private placement, which was recorded in common stock issuable.

11.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, March 31 and June 30, 2017	2,268,297	0.88

As at June 30, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

934,963	0.001	January 8, 2018
666,667	1.50	December 23, 2017
666,667	1.50	December 23, 2018

2,268,297

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

12.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Balance, March 31 and June 30, 2017	362,500	0.01	1.1	358,875

Additional information regarding stock options outstanding as at June 30, 2017 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
0.01	362,500	1.1	0.01

13.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China. The Company's scrubber system is presently located in Europe while all other non-current assets are located in the United States.

	June 30, 2017
	United States $	Europe $	Total $

Property and equipment	22,870	1,495,294	1,518,164
Intangible assets	11,278,927	–	11,278,927

Total non-current assets	11,301,797	1,495,294	12,797,091

14.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd., a company controlled by a shareholder of the Company who has a significant influence in the Company's operations. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

14.	Commitments (continued)

(b)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product and provide a technology license and technical support (the "Technology") to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

Upon receiving each order from the Company, the Supplier and the Company shall submit to each other the respective estimated budgets. For each project, after receipt of the revenue from the relevant customer, the expenses of the Company and the Supplier shall be deducted and reimbursed from the revenue proportionally. The parties have agreed to share the gross profits at an even split of 50% each. Refer to Note 15(c).

(c)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal year	$

2018	44,125
2019	61,229
2020	39,339

144,693

(d)	On September 22, 2016, PGTC entered into a one year research and development agreement with a non-related party to conduct testing on the scrubber system after it is installed and accepted by a customer of the non-related party in Yancheng, China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000) to the non-related party on each of the three and six month anniversaries from the date of acceptance of the system.

(e)	On November 19, 2016, the Company entered into an agreement with a non-related party for professional engineering and design services for the Company’s emission control systems. Pursuant to the agreement the Company shall pay $31,500 to the consultant on or before December 31, 2016, and a cash bonus of $20,000 to the Professional Chief Engineer of the consultant for the successful performance of the high sulphur test conducted at the joint venture project delivered by the Company and the non-related party.

(f)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the one year anniversary of the acceptance of the system.

(g)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the nine month anniversary of the acceptance of the system.

15.	Subsequent Events

(a)	Subsequent to June 30, 2017, the Company received share subscription proceeds of $150,000 for shares of common stock at a price of $0.80 per share relating to a non-brokered private placement.

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding (“MOU”) to define terms for a new joint venture (the “Venture”) with a non-related party replacing the joint venture agreement described in Note 14(b). The Company will hold 50.1% of the new Venture share capital and determine specified strategic decision making, and provide technical support. The Venture will be responsible for sales of ENVI-systems, manufacturing and support in the Asia and Russia regions.

(c)	On August 10, 2017, the Company was provided notice to convert $20,000 of the principal outstanding on the convertible debenture. Refer to Note 6.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at June 30, 2017 we owed Sichel $nil and we owed PGG approximately $3,753,726 in loans and unpaid management fees. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);
●	June 12, 2014, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);
●	June 12, 2015, $1,000,000 (which remains outstanding and has been rolled over to the following payment date);
●	June 12, 2016, $1,000,000 (which remains outstanding and has been rolled over to the following payment date); and
●	June 12, 2017, $1,000,000 (which remains outstanding).

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

The purpose of incorporating PGT was to utilize local knowledge and contacts to build a platform for sales in the following regions: Western Europe, Eastern Europe, Russian Federation, Turkey, Middle East, Azerbaijan, Kazakhstan and Africa. However, our company has found that the cost to have physical presence in England far outweighs the benefit. As a result, PGT is now in the process of being dissolved as of the date of the filing of this quarterly report.

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

Pursuant to a debt settlement agreement dated May 17, 2013 among our company, EnviroTechnologies, and EnviroResolutions, on November 22, 2013, our company was transferred a 40% shareholding in PREL by GEPL (who had, prior to this transfer, held all the issued and outstanding shares of PREL). PREL is a limited liability company incorporated under the laws of the United Kingdom.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended June 30, 2017 and 2016.

Our net loss for the three month periods ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended
	June 30,
	2017	2016
Advertising and promotion	$15,850	$-
Amortization of intangible assets	$218,953	$218,953
Consulting fees	$101,803	$209,257
Depreciation	$2,356	$-
Foreign exchange loss (gain)	$98,471	$111,934
Office and miscellaneous	$46,831	$35,409
Professional fees	$39,529	$64,604
Research and Development	$52,304	$228,854
Transfer agent and filing fees	$13,301	$13,120
Travel	$50,419	$32,823
Interest expense	$268,703	$304,556
Loss (gain) on change in fair value of derivative liabilities	$105,060	$(257,237)
Net Loss	$(1,013,580)	$(738,405)

Expenses for the three month period ended June 30, 2017 were $639,817 as compared to $691,086 for the three month period ended June 30, 2016. The decrease in expenses was primarily due to decreases in consulting fees, and research and development expenses.

For the three month period ended June 30, 2017, our company had a net loss of $1,013,580 ($0.04 per share) compared to a net loss of $738,405 ($0.03 per share) for the three month period ended June 30, 2016. In addition to the operating expenses noted above, for the three month period ended June 30, 2017, our company had interest expense of $268,703 and loss on change in fair value of derivative liabilities of $105,060 as compared to interest expense of $304,556 and gain on change in fair value of derivative liabilities of $257,237 for the three month period ended June 30, 2016. The increase in net loss is attributed primarily to increases in foreign exchange losses and losses on fair value changes in the derivative liabilities.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2017	As at March 31, 2017
Current Assets	$704,348	$443,938
Current Liabilities	$10,388,477	$10,581,522
Working Capital Deficit	$(9,684,129)	$(10,137,584)

Cash Flows

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net cash used in operating activities	$(617,492)		$(398,909)
Net cash used in investing activities	$(87,647)	$	Nil
Net cash provided by financing activities	$807,500		$586,237
Effect of foreign exchange	$43,311		$(76,768)
Net increase in cash	$145,472		$110,560
Cash, End of Period	$527,639		$150,668

As of June 30, 2017, we had $527,639 in cash, $704,348 in total current assets, $10,388,477 in total current liabilities and a working capital deficit of $9,684,129. As of March 31, 2017, we had a working capital deficit of $10,137,584 .

We are dependent on funds raised through equity financing and proceeds from shareholder loans.

During the three months ended June 30, 2017, we spent $617,492 on operating activities, whereas $398,909 was spent on operating activities for the three month period ended June 30, 2016.

During the three months ended June 30, 2017, we used $87,647 in investing activities for the purchase of property and equipment, whereas we used $Nil in investing activities during the three months ended June 30, 2016.

During the three months ended June 30, 2017, we received $807,500 from financing activities, which consisted of $1,170,000 in proceeds from issuance of common stock and share subscriptions received, offset by $331,783 in repayments to related parties and $30,917 repaid against loan payable, whereas we received $586,237 from financing activities during the three months ended June 30, 2016.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning July 2017) will be approximately $2,045,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	200,000
Marketing and advertising	50,000
Investor relations and capital raising	50,000
Research and development (Scrubber Unit)	1,100,000
Travel	150,000
Management and operating costs	100,000
Salaries and consulting fees	320,000
General and administrative expenses	75,000
Total	$2,045,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges, and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting, and auditing fees.

Based on our planned expenditures, we will require approximately $2,045,000 to proceed with our business plan over the next 12 months. As of June 30, 2017, we had $527,639 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our consolidated financial statements for the three month period ended June 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2017, our company has not generated any revenues, has a working capital deficit of $9,684,129, and has an accumulated deficit of $64,571,791 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities

There were no previously undisclosed unregistered sales of our equity securities during the period covered by this quarterly report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7*	Bylaws of In-Sports International, Inc.
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)

10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: September 11, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

