Form 10-Q
period 2017-09-30
Pacific Green Technologies Inc.
filed 2017-11-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

37,651,759 common shares issued and outstanding as of November 14, 2017.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our consolidated unaudited interim financial statements for the six month period ended September 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F–1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Interim Statements of Cash Flows	F–3

Notes to Condensed Consolidated Interim Financial Statements	F–4

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2017 $	March 31, 2017 $
	(unaudited)

ASSETS

Cash	150,413	382,167
Amounts receivable	5,167	25,780
Prepaid expenses	71,017	11,004
Due from related parties (Note 9)	25,188	24,987

Total Current Assets	251,785	443,938
Property and equipment (Note 3)	1,935,513	1,327,196
Intangible assets (Note 4)	11,059,974	11,497,880

Total Assets	13,247,272	13,269,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 9)	1,150,788	860,050
Loan payable (Note 5)	–	361,931
Convertible debenture (Note 6)	70,000	90,000
Note payable, net of unamortized discount of $nil and $33,438, respectively (Note 8)	–	4,966,562
Due to related parties (Note 9)	159,478	4,110,693
Derivative liability (Note 7)	369,110	192,286

Total Liabilities	1,749,376	10,581,522

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 14)
Subsequent Events (Note 15)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 37,331,759 and 26,297,430 shares issued and outstanding, respectively	37,332	26,297

Common stock issuable	–	50,000

Additional paid-in capital	76,964,621	65,907,617

Accumulated other comprehensive income	303,893	261,789

Deficit	(65,807,950)	(63,558,211)

Total Stockholders’ Equity	11,497,896	2,687,492

Total Liabilities and Stockholders’ Equity	13,247,272	13,269,014

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2017 $	Three Months Ended September 30, 2016 $	Six Months Ended September 30, 2017 $	Six Months Ended September 30, 2016 $

Expenses

Advertising and promotion	8,100	–	23,950	–
Amortization of intangible assets (Note 4)	218,953	218,953	437,906	437,906
Consulting fees (Note 9)	76,996	214,045	178,799	423,302
Depreciation	2,357	–	4,713	–
Foreign exchange loss (gain)	(50,556)	(41,124)	47,915	(153,058)
Office and miscellaneous	16,866	33,830	63,697	69,239
Professional fees	49,760	75,862	89,289	140,466
Research and development	377,660	–	429,964	228,854
Transfer agent and filing fees	12,550	5,309	25,851	18,429
Travel	75,919	20,779	126,338	53,602

Total expenses	788,605	527,654	1,428,422	1,218,740

Loss before other income (expenses)	(788,605)	(527,654)	(1,428,422)	(1,218,740)

Other income (expenses)

Gain on extinguishment of debt	97,631	–	97,631	–
Gain (loss) on change in fair value of derivative liability (Note 6)	(179,309)	76,071	(284,369)	333,308
Impairment of property and equipment (Note 3)	(290,580)	–	(290,580)	–
Interest expense (Notes 5, 6 and 7)	(75,296)	(305,437)	(343,999)	(609,993)

Total other income (expense)	(447,554)	(229,366)	(821,317)	(276,685)

Net loss for the period	(1,236,159)	(757,020)	(2,249,739)	(1,495,425)

Other comprehensive income

Foreign currency translation gain (loss)	(1,946)	6,603	42,104	19,605

Comprehensive loss for the period	(1,238,105)	(750,417)	(2,207,635)	(1,475,820)

Net loss per share, basic and diluted	(0.04)	(0.03)	(0.08)	(0.06)

Weighted average number of shares outstanding	27,585,317	23,894,706	27,378,218	23,672,576

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2017 $	Six Months Ended September 30, 2016 $

Operating Activities

Net loss for the period	(2,249,739)	(1,495,425)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debentures	33,348	159,993
Amortization of intangible assets	437,906	437,906
Imputed and accrued interest	306,662	450,000
Depreciation	4,713	–
Gain on extinguishment of debt	(97,631)	–
Loss (Gain) on change in fair value of derivative liability	284,369	(333,308)
Impairment of property and equipment	290,580	–
Stock-based compensation	9,900	–

Changes in operating assets and liabilities:
Amounts receivable	20,613	328
Prepaid expenses	(60,013)	(33,261)
Due from related parties	(201)	1,413
Accounts payable and accrued liabilities	215,521	(76,292)
Due to related parties	10,000	(191,868)

Net Cash Used In Operating Activities	(793,972)	(1,080,514)

Investing Activities

Additions of property and equipment	(669,466)	(25,784)

Net Cash Used In Investing Activities	(669,466)	(25,784)

Financing Activities

Proceeds from share subscriptions received	1,470,000	1,880,500
Repayments to related parties	(222,450)	(298,931)
Repayment of loan payable	(56,666)	(20,000)
Proceeds from convertible debentures	–	–

Net Cash Provided by Financing Activities	1,190,884	1,561,569

Effect of Foreign Exchange Rate Changes on Cash	40,800	(98,102)

Change in Cash	(231,754)	357,169

Cash, Beginning of Period	382,167	40,108

Cash, End of Period	150,413	397,277

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	85,483	–
Amounts due to related parties settled with common stock	3,636,595	–
Amounts due to related parties settled with stock options	78,165	–
Convertible debenture settled with common stock	20,000	–
Derivative liability settled with common stock	107,545	–
Loan payable settled with common stock	319,418	–
Note payable settled with common stock	5,000,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these interim consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Pacific Green Technologies Inc. (the “Company”) is engaged in the commercialization and development of its proprietary emissions control and scrubber technologies. With its technical and manufacturing partners, the Company has developed applications for the marine, manufacturing, and utility sectors to reduce pollutants and contaminants from emissions. The Company’s goal is to bring new emission control solutions to help address the world’s need for clean and sustainable energy.

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2017, the Company has not generated any revenues, has a working capital deficit of $1,497,591, and has an accumulated deficit of $65,807,950 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated interim financial statements include the accounts of the Company and the following entities:

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	150,413	–	–
Derivative liability	–	369,110	–

Total	150,413	369,110	–

During the six months ended September 30, 2017, the Company recognized a loss on change in fair value of derivative liability of $284,369 (2016 - gain of $333,308).

(c)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Cost $	Accumulated amortization $	June 30, 2017 Net carrying value $	March 31, 2017 Net carrying value $

Furniture and equipment	4,155	831	3,324	3,739
Leasehold improvements	25,784	8,595	17,189	21,487
Scrubber system	1,915,000	–	1,915,000	1,301,970

Total	1,944,939	9,426	1,935,513	1,327,196

As at September 30, 2017, the Company has not recorded depreciation on the scrubber system as it is being installed and has not been placed in use. At September 30, 2017, a review of the carrying value indicated that an impairment charge of $290,580 was appropriate to write the costs down to the estimated proceeds under an energy management lease agreement.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2017 Net carrying value $	March 31, 2017 Net carrying value $

Patents and technical information	35,852,556	(4,335,327)	(20,457,255)	11,059,974	11,497,880

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), a company with a common significant shareholder who has a significant influence on the operations of both companies. Pursuant to the agreement, the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to the Company as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), a company controlled by a shareholder and director of the Company who has a significant influence on the Company’s operations, which was assigned to the Company. This shareholder became a director of the Company on May 8, 2017. The Company entered into share exchange agreements with Enviro shareholders pursuant to which it issued shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. The intangible assets acquired were recorded at cost and is being amortized using the straight-line method over the estimated useful life of 17 years.

5.	Loan Payable

As at September 30, 2017, PGTIL, the Company’s wholly owned subsidiary, owes $nil (March 31, 2017 - $361,931 (£289,144)) to a significant shareholder of the Company, which bore interest at 6.5% per annum, was unsecured, and was due on demand.

On September 25, 2017, the Company issued 404,901 shares of common stock in full settlement of the principal and interest outstanding of $404,091. Refer to Note 10(g).

6.	Convertible Debenture

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at September 30, 2017, the Company recorded accrued interest of $26,849 (March 31, 2017 - $17,164), which has been included in accounts payable and accrued liabilities.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the six months ended September 30, 2017, the Company had amortized $nil (2016 - $56,491) of the debt discount to interest expense. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On August 10, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. Refer to Note 10(e). As at September 30, 2017, the carrying value of the debenture was $70,000 (March 31, 2017 - $90,000) and the fair value of the derivative liability was $369,110 (March 31, 2017 - $192,286).

7.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 6 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended September 30 2017, the Company recorded a loss on the change in fair value of the derivative liability of $284,369 (2016 – gain 333,308). As at September 30, 2017, the Company recorded a derivative liability of $369,110 (March 31, 2017 - $192,286).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liability (continued)

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at September 30, 2017, assuming no expected dividends:

	As at September 30, 2017	As at August 10, 2017

Estimated common stock issuable upon conversion	774,792	575,745
Estimated exercise price per common share	0.125	0.20
Risk-free interest rate	1.1%	1.1%
Expected volatility	417%	225%
Expected life (in years)	0.25	0.39

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2017	192,286

Mark to market adjustment	284,369
Transfer on settlement	(107,545)

Balance, September 30, 2017	369,110

8.	Note Payable

September 30, 2017 $

Balance, March 31, 2017	4,966,562

Accretion of unamortized discount	33,348
Repayment (Note 10(f))	(5,000,000)

Balance, September 30, 2017	–

On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGTML, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the six months ended September 30, 2017, the Company recorded imputed interest of $293,478 (2016 - $450,000) at a rate of 18% per annum which has been included in additional paid-in capital.

On September 25, 2017, the Company issued 5,000,000 shares of common stock in settlement of the outstanding promissory note with PGG.

9.	Related Party Transactions

(a)	As at September 30, 2017, the Company was owed $25,188 (March 31, 2017 - $24,987) from a shareholder and director of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand

(b)	As at September 30, 2017, the Company owed $171,352 (March 31, 2017 – $3,945,833) to PGG, of which $26,860 (March 31, 2017 - $25,127) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2016, the Company entered into a conversion agreement with this company, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

9.	Related Party Transactions (continued)

(c)	As at September 30, 2017, the Company owed $33,750 (March 31, 2017 - $200,017) to directors of the Company, of which $18,764 (March 31, 2017 - $10,030) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the six months ended September 30, 2017, the Company incurred $120,000 (2016 – $120,000) in consulting fees to PGG.

(e)	During the six months ended September 30, 2017, the Company incurred $7,694 (2016 – $120,840) in consulting fees to companies controlled by directors of the Company.

10.	Common Stock

(a)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017.

(b)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(c)	On September 13, 2017, the Company issued 1,337,500 shares of common stock relating to non-brokered private placements at a price of $0.80 per share for proceeds of $1,070,000.

(d)	On September 13, 2017, the Company issued 22,000 shares of common stock with a fair value of $9,900 to various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(e)	On September 19, 2017, the Company issued 100,000 shares of common stock with a fair value of $125,000 pursuant to a conversion of $20,000 in principal and $107,545 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $2,545. Refer to Note 6.

(f)	On September 25, 2017, the Company issued 8,636,595 shares of common stock with a fair value of $8,636,595 to PGG in settlement of the note payable of $5,000,000 and $3,636,595 in outstanding loans and other advances due on demand.

(g)	On September 25, 2017, the Company issued 404,901 shares of common stock with a fair value of $404,901 to a significant shareholder of the Company in settlement of the loan payable of $319,418 (£284,144) and accrued interest of $85,483 (£65,525). Refer to Note 5.

11.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31 and September 30, 2017	2,268,297	0.88

As at September 30, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

934,963	0.001	January 8, 2018
666,667	1.50	December 23, 2017
666,667	1.50	December 23, 2018

2,268,297

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

12.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2017	362,500	0.01	0.7	377,000

Granted	175,000	0.01	2.0	–

Balance, September 30, 2017	537,500	0.01	1.2	290,250

Additional information regarding stock options outstanding as at September 30, 2017 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	537,500	1.2	0.01

On September 26, 2017, the Company granted 175,000 stock options to a company controlled by a director of the Company. The options are exercisable at $0.01 per share for a 2-year term. These options were issued in exchange for management services previously accrued at $175,000 and have been recorded at their fair value of $78,165 as estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

The fair value of stock options granted to the directors and officers have been

	2017	2016

Risk-free interest rate	1.45%	–
Expected life (in years)	2	–
Expected volatility	251%	–

13.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China. The Company’s scrubber system is located in Europe while all other non-current assets are located in the United States.

	September 30, 2017
	United States $	Europe $	Total $

Property and equipment	20,513	1,915,000	1,935,513
Intangible assets	11,059,974	–	11,059,974

Total non-current assets	11,080,487	1,915,000	12,995,487

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

14.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd., a company controlled by a shareholder and director of the Company who has a significant influence in the Company’s operations. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

(b)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal year	$

2018	39,360
2019	61,229
2020	39,339

139,928

(c)	On September 22, 2016, PGTC entered into a one year research and development agreement with a non-related party to conduct testing on the scrubber system after it is installed and accepted by a customer of the non-related party in Yancheng, China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000) to the non-related party on each of the three and six month anniversaries from the date of acceptance of the system (July 2017).

(d)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the one year anniversary of the acceptance of the system.

(e)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the nine month anniversary of the acceptance of the system.

(f)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier and excess operating cash flows will be distributed on a quarterly basis.

15.	Subsequent Events

(a)	On October 4, 2017, the Company issued 320,000 shares of common stock pursuant to the conversion of $40,000 of the principal outstanding on the convertible debenture. Refer to Note 6.

(b)	Subsequent to September 30, 2017, the Company’s received share subscription proceeds of $230,600 at prices between $0.80 and $0.86 per share.

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

On November 10, 2015, we issued a convertible note (the “Note”) to Tangiers Investment Group, LLC (“Tangiers”) in exchange for an aggregate of $100,000 from Tangiers. The Note is for the aggregate sum of $110,000 with 10% interest as an original issue discount and convertible into our common shares of (the “Shares") at a price of equal to the lower of: (a) $.40 per common share of our company or (b) 60% of the lowest trading price of our common stock during the 20 consecutive trading days prior to the date on which the holder of the Note elects to convert all or part of the Note.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended September 30, 2017 and 2016.

Our net loss for the three and six month periods ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016		2017	2016
Advertising and promotion	$8,100		$-	$23,950		$-
Amortization of intangible assets	$218,953		$218,953	$437,906		$437,907
Consulting fees	$76,996		$214,045	$178,799		$423,302
Depreciation	2,357		-	4,713		-
Foreign exchange (gain) loss	$(50,556)		$(41,124)	$47,915		$(153,058)
Office and miscellaneous	$16,866		$33,830	$63,697		$69,239
Professional fees	$49,760		$75,862	$89,289		$140,466
Research and development	377,660		-	429,964		228,854
Transfer agent and filing fees	$12,550		$5,309	$25,851		$18,429
Travel	$75,919		$20,779	$126,338		$53,602
Gain on extinguishment of debt	$97,631	$	Nil	$97,631	$	Nil
Interest expense	$(75,296)		$(305,437)	$(343,999)		$(609,993)
Impairment of property and equipment	$(290,580)	$	Nil	$(290,580)	$	Nil
Gain (loss) on change in fair value of derivative liabilities	$(179,309)		(76,071)	$(284,369)		$333,308
Net Loss	$(1,236,159)		$(757,020)	$(2,249,739)		$(1,495,425)

Operating expenses for the three month period ended September 30, 2017 were $788,605 as compared to $527,654 for the three month period ended September 30, 2016. The increase in operating expenses is primarily attributed to increases in research and development, travel, and transfer agent and filing fees offset by decreases in consulting fees and professional fees.

Operating expenses for the six month period ended September 30, 2017 were $1,428,422 as compared to $1,218,740 for the six month period ended September 30, 2016. The increase in operating expenses is primarily attributed to increases in advertising and promotion, professional fees, research and development, and travel offset by a decrease in consulting fees, professional fees, and a gain in foreign exchange.

For the three month period ended September 30, 2017, our company had a net loss of $1,236,159 ($0.04 per share) compared to a net loss of $757,020 ($0.03 per share) for the three month period ended September 30, 2016. In addition to the operating expenses noted above, for the three month period ended September 30, 2017, our company incurred interest expense of $75,296 as compared to interest expense of $305,437 for the three month period ended September 30, 2016.

For the six month period ended September 30, 2017, our company had a net loss of $2,249,739 ($0.08 per share) compared to a net loss of $1,495,425 ($0.06 per share) for the six month period ended September 30, 2016. For the six month period ended September 30, 2017, our company incurred interest expense of $343,999 as compared to interest expense of $609,993 for the six month period ended September 30, 2016. For the six month period ended September 30, 2017, we also had a loss on change in fair value of derivative liability of $284,369 compared to a gain of $333,308 in the comparative period.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2017	As at March 31, 2017
Current Assets	$251,785	$443,938
Current Liabilities	$1,749,376	$10,581,522
Working Capital (Deficit)	$(1,497,591)	$(10,137,584)

Cash Flows

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Net cash used in operating activities	$(793,972)	$(1,080,514)
Net cash used in investing activities	$(669,466)	$(25,784)
Net cash provided by financing activities	$1,190,884	$1,561,569
Effect of foreign exchange rate changes	$40,800	$(98,102)
Net change in cash	$(231,754)	$357,169

As of September 30, 2017, we had $150,413 in cash, $251,785 in total current assets, $1,749,376 in total current liabilities and a working capital deficit of $1,497,591. As of March 31, 2017, we had a working capital deficit of $10,137,584.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the six months ended September 30, 2017, we spent $793,792 on operating activities, whereas $1,080,514 was spent on operating activities for the six month period ended September 30, 2016.

During the six months ended September 30, 2017, we used $669,466 on investing activities for the purchase of property and equipment, whereas we used $25,784 in investing activities for the six month period ended September 30, 2016.

During the six months ended September 30, 2017, we received $1,190,884 from financing activities, which consisted of $1,470,000 in proceeds from share subscriptions received offset by $56,666 in repayment of a loan payable and $222,450 due to related parties, whereas we received $1,561,569 from financing activities during the six months ended September 30, 2016 which consisted of $1,880,500 in proceeds from share subscriptions offset by $298,931 in repayments to related parties and $20,000 of loan payable.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning October 2017) will be approximately $1,550,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	220,000
Marketing and advertising	50,000
Investor relations and capital raising	80,000
Management and operating costs	350,000
Sales agents, commissions, engineering and consulting fees	550,000
General and administrative expenses	300,000
Total	$1,550,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges, and general office expenses. The professional fees are related to our regulatory filings throughout the year and exclude legal, accounting, and auditing fees.

Based on our planned expenditures, we will require approximately $1,550,000 to proceed with our business plan over the next 12 months. As of September 30, 2017, we had $150,413 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our condensed consolidated interim financial statements for the six month period ended September 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2017, our company has not generated any revenues, has a working capital deficit of $1,497,591, and has an accumulated deficit of $65,807,950 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities

On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017. The common shares were issued to 1 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000. The common shares were issued to 1 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

On August 10, 2017, the Company issued 100,000 shares of common stock with a fair value of $125,000 pursuant to a conversion of $20,000 in principal and $107,545 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $2,545.

On September 13, 2017, the Company issued 1,337,500 shares of common stock relating to non-brokered private placements at a price of $0.80 per share for proceeds of $1,070,000. The 1,337,500 common shares, which are restricted, were issued to 10 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

On September 13, 2017, the Company issued 22,000 restricted common shares at a deemed price of $0.45 per share to third parties in consideration for consulting services rendered. The 22,000 common shares were issued to 2 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

On September 25, 2017, the Company issued 8,636,595 shares of common stock for the benefit of PGG, under a share subscription agreement at $1.00 per share, in settlement of a $5,000,000 promissory note and $3,636,595 in outstanding loans and other advances due on demand. The common shares were issued to 1 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

On September 25, 2017, the Company issued 404,901 shares of common stock to a company controlled by a significant shareholder under a share subscription agreement at $1.00 per share in settlement of $404,091 in loans and accrued interest outstanding. The common shares were issued to 1 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 14, 2017	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

