Form 10-Q
period 2017-12-31
Pacific Green Technologies Inc.
filed 2018-02-20
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

39,858,415 common shares issued and outstanding as of 19th of February, 2018.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our unaudited interim condensed consolidated financial statements for the nine month period ended December 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F–1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Interim Statements of Cash Flows	F–3

Notes to Condensed Consolidated Interim Financial Statements	F–4

2

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2017 $	March 31, 2017 $
	(unaudited)

ASSETS

Cash	290,115	382,167
Amounts receivable	4,792	25,780
Prepaid expenses	56,265	11,004
Due from related parties (Note 10)	25,187	24,987

Total Current Assets	376,359	443,938
	12,875	12,875

Lease receivable (Note 3)	1,995,000	–
Property and equipment (Note 4)	18,157	1,327,196
Intangible assets (Note 5)	10,841,021	11,497,880

Total Assets	13,230,537	13,269,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 10)	1,213,638	860,050
Loan payable (Note 6)	–	361,931
Convertible debenture (Note 7)	30,000	90,000
Note payable, net of unamortized discount of $nil and $33,438, respectively (Note 9)	–	4,966,562
Due to related parties (Note 10)	178,544	4,110,693
Derivative liability (Note 8)	158,065	192,286

Total Liabilities	1,580,247	10,581,522

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 15)
Subsequent Event (Note 16)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 39,858,415 and 26,297,430 shares issued and outstanding, respectively	39,858	26,297

Common stock issuable (Note 11)	150,000	50,000

Additional paid-in capital	78,462,495	65,907,617

Accumulated other comprehensive income	228,519	261,789

Deficit	(67,230,582)	(63,558,211)

Total Stockholders’ Equity	11,650,290	2,687,492

Total Liabilities and Stockholders’ Equity	13,230,537	13,269,014

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2017 $	Three Months Ended December 31, 2016 $	Nine Months Ended December 31, 2017 $	Nine Months Ended December 31, 2016 $

Revenue	1,995,000	–	1,995,000	–
Cost of goods sold	1,856,108	–	1,856,108	–

Gross profit	138,892	–	138,892	–

Expenses

Advertising and promotion	45,235	–	69,185	–
Amortization of intangible assets (Note 5)	218,953	218,953	656,859	656,859
Consulting fees (Note 10)	403,184	578,923	581,983	1,002,225
Depreciation	2,356	2,356	7,069	2,356
Foreign exchange loss (gain)	1,955	(135,536)	49,870	(288,594)
Office and miscellaneous	25,585	64,133	89,282	133,372
Professional fees	175,616	61,225	264,905	201,691
Research and development	581,742	4,848	1,011,706	233,702
Transfer agent and filing fees	5,284	(2,575)	31,135	15,854
Travel	89,000	56,537	215,338	110,139

Total expenses	1,548,910	848,864	2,977,332	2,067,604

Loss before other income (expense)	(1,410,018)	(848,864)	(2,838,440)	(2,067,604)

Other income (expense)

Gain (loss) on change in fair value of derivative liabilities (Note 9)	96,634	(137,217)	(187,735)	196,091
Impairment on capitalized costs (Note 4)	7,641	–	(282,939)	–
Interest expense (Notes 6, 7, and 8)	(2,500)	(314,466)	(346,499)	(924,459)
Loss on extinguishment of debt	(114,389)	–	(16,758)	–

Total other income (expense)	(12,614)	(451,683)	(833,931)	(728,368)

Net loss for the period	(1,422,632)	(1,300,547)	(3,672,371)	(2,795,972)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(75,374)	35,388	(33,270)	54,993

Comprehensive loss for the period	(1,498,006)	(1,265,159)	(3,705,641)	(2,740,979)

Net loss per share, basic and diluted	(0.04)	(0.05)	(0.12)	(0.12)

Weighted average number of shares outstanding	38,525,241	24,113,779	30,875,288	23,820,178

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2017 $	Nine Months Ended December 31, 2016 $

Operating Activities

Net loss for the period	(3,672,371)	(2,795,972)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debenture	33,438	249,459
Amortization of intangible assets	656,859	656,859
Depreciation	7,069	2,356
Impairment on capitalized costs	282,939	–
Imputed interest	293,478	675,000
Loss on extinguishment of debt	16,758	–
Loss (gain) on change in fair value of derivative liability	187,735	(196,091)
Stock-based compensation	9,900	–

Changes in operating assets and liabilities:
Amounts receivable	20,988	491
Prepaid expenses	(45,261)	(16,628)
Due from related parties	(200)	(22,692)
Accounts payable and accrued liabilities	439,071	324,739
Due to related parties	175,610	(305,060)

Net Cash Used In Operating Activities	(1,593,987)	(1,427,539)

Investing Activities

Additions of property and equipment	(460,294)	(847,468)

Net Cash Used In Investing Activities	(460,294)	(847,468)

Financing Activities

Proceeds from issuance of common stock	2,851,600	3,430,500
Repayments to related parties	(338,450)	(451,352)
Repayment of loan payable	(30,917)	(113,280)

Net Cash Provided by Financing Activities	2,482,233	2,865,868

Effect of Foreign Exchange Rate Changes on Cash	(520,004)	(163,229)

Change in Cash	(92,052)	427,632

Cash, Beginning of Period	382,167	40,108

Cash, End of Period	290,115	467,740

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	85,483	–
Amount due to related parties settled with common stock	3,731,681	–
Amount due to related parties settled with stock options	78,165	–
Convertible debenture settled with common stock	60,000	–
Derivative liability settled with common stock	221,956	–
Equipment sold under long-term sales-type lease	1,856,108	–
Loan payable settled with common stock	350,335	–
Note payable settled with common stock	5,000,000	–
Reallocation of amount due to a related party to amounts receivable	–	11,257

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2017, the Company has a working capital deficit of $1,203,888, and has an accumulated deficit of $67,230,582 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

December 31, 2017

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

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	290,115	–	–
Derivative liability	–	158,065	–

Total	290,115	158,065	–

During the nine months ended December 31, 2017, the Company recognized a loss on change in fair value of derivative liability of $187,735 (2016 - gain of $196,091).

(c)	Revenue recognition

The Company’s recognizes revenues when equipment has been delivered and accepted by a customer and risk of ownership has transferred. In addition, terms and pricing has been finalized and the collectability of proceeds is reasonably assured. During the quarter, the Company completed the installation of a scrubber unit under an energy management lease arrangement. The energy management lease arrangement qualifies for sales-type lease accounting and includes an option for the transfer of title at the conclusion of the lease payments.

(d)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Lease Receivable

The Company’s investment in sales-type lease at December 31, 2017, consists of amounts due from a customer under a long-term lease arrangement. No amount has been allocated to residual value or other deliverables; accordingly, the amount presented in the balance sheet represents the present value of amounts due under the energy management contract. The entire amount is presented as a long-term receivable.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

4.	Property and Equipment

	Cost $	Accumulated amortization $	December 31, 2017 Net carrying value $	March 31, 2017 Net carrying value $

Furniture and equipment	4,155	1,039	3,116	3,739
Leasehold improvements	25,784	10,743	15,041	21,487
Scrubber system	–	–	–	1,301,970

Total	29,939	11,782	18,157	1,327,196

During the nine months ended December 31, 2017, the Company completed installation and delivery of a scrubber system.

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2017 Net carrying value $	March 31, 2017 Net carrying value $

Patents and technical information	35,852,556	(4,554,280)	(20,457,255)	10,841,021	11,497,880

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

As at December 31, 2017, PGTIL, the Company’s wholly owned subsidiary, owes $nil (March 31, 2017 - $361,931 (£289,144)) to a significant shareholder of the Company, which bore interest at 6.5% per annum, was unsecured, and was due on demand.

On September 25, 2017, the Company issued 404,901 shares of common stock in full settlement of the principal and interest outstanding of $404,901. Refer to Note 11(g).

7.	Convertible Debenture

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. As at December 31, 2017, the Company recorded accrued interest of $29,349 (March 31, 2017 - $17,164), which has been included in accounts payable and accrued liabilities.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

7.	Convertible Debenture (continued)

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the nine months ended December 31, 2017, the Company had amortized $nil (2016 - $105,018) of the debt discount to interest expense. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On August 10, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. Refer to Note 11. As at December 31, 2017, the carrying value of the debenture was $30,000 (March 31, 2017 - $90,000) and the fair value of the derivative liability was $158,065 (March 31, 2017 - $192,286).

8.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 7 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended December 31, 2017, the Company recorded a loss on the change in fair value of the derivative liability of $187,735 (2016 – gain 196,091). As at December 31, 2017, the Company recorded a derivative liability of $158,065 (March 31, 2017 - $192,286).

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at December 31, 2017, assuming no expected dividends:

	As at December 31, 2017	As at October 4, 2017	As at August 10, 2017

Estimated common stock issuable upon conversion	247,287	774,784	575,745
Estimated exercise price per common share	0.24	0.125	0.20
Risk-free interest rate	1.4%	1.1%	1.1%
Expected volatility	206%	436%	225%
Expected life (in years)	0.25	0.25	0.39

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2017	192,286

Mark to market adjustment	187,735
Adjustment for extinguishment	(221,956)

Balance, December 31, 2017	158,065

9.	Note Payable

December 31, 2017 $

Balance, March 31, 2017	4,966,562

Accretion of unamortized discount	33,438
Repayment (Note 11(f))	(5,000,000)

Balance, December 31, 2017	–

On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGTML, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

9.	Note Payable (continued)

The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the nine months ended December 31, 2017, the Company recorded imputed interest of $293,478 (2016 - $675,000) at a rate of 18% per annum which has been included in additional paid-in capital.

On September 25, 2017, the Company issued 5,000,000 shares of common stock in settlement of the outstanding promissory note with PGG.

10.	Related Party Transactions

(a)	As at December 31, 2017, the Company was owed $25,187 (March 31, 2017 - $24,987) from a shareholder and director of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand

(b)	As at December 31, 2017, the Company owed $191,159 (March 31, 2017 – $3,945,833) to PGG, of which $27,601 (March 31, 2017 - $25,127) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand. On July 20, 2016, the Company entered into a conversion agreement with this company, whereby up to $1,000,000 in outstanding amounts may be converted at a rate of $0.70 per share for a 12 month period between July 20, 2016 and July 20, 2017. The Company determined that the convertible debt contained no embedded beneficial conversion feature as the conversion price was the same as the fair market value of the Company’s common stock on the date of issuance.

(c)	As at December 31, 2017, the Company owed $37,986 (March 31, 2017 - $200,017) to directors of the Company, of which $23,000 (March 31, 2017 - $10,030) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the nine months ended September 30, 2017, the Company incurred $230,000 (2016 – $180,000) in consulting fees to PGG.

(e)	During the nine months ended September 30, 2017, the Company incurred $81,610 (2016 – $186,080) in consulting fees to companies controlled by directors of the Company.

11.	Common Stock

(a)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017.

(b)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(c)	On September 13, 2017, the Company issued 1,337,500 shares of common stock relating to non-brokered private placements at a price of $0.80 per share for proceeds of $1,070,000.

(d)	On September 13, 2017, the Company issued 22,000 shares of common stock with a fair value of $9,900 to various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(e)	On September 19, 2017, the Company issued 100,000 shares of common stock with a fair value of $125,000 pursuant to a conversion of $20,000 in principal and $107,545 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $2,545. Refer to Note 7.

(f)	On September 25, 2017, the Company issued 8,636,595 shares of common stock with a fair value of $8,636,595 to PGG in settlement of the note payable of $5,000,000 and $3,636,595 in outstanding loans and other advances due on demand.

(g)	On September 25, 2017, the Company issued 404,901 shares of common stock with a fair value of $404,901 to a significant shareholder of the Company in settlement of the loan payable of $319,418 (£284,144) and accrued interest of $85,483 (£65,525). Refer to Note 6.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

11.	Common Stock (continued)

(h)	On October 4, 2017, the Company issued 320,000 shares of common stock with a fair value of $268,800 pursuant to a conversion of $40,000 in principal and $114,411 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a loss on extinguishment of debt of $114,389. Refer to Note 7.

(i)	On November 7, 2017, the Company issued 934,963 shares of common stock for proceeds of $935 pursuant to the exercise of share purchase warrants a company controlled by a shareholder and director of the Company who has a significant influence on the Company’s operations.

(j)	On December 1, 2017, the Company issued 50,000 shares of common stock relating to non-brokered private placement at a price of $0.80 per share for proceeds of $40,000.

(k)	On December 1, 2017, the Company issued 221,628 shares of common stock relating to non-brokered private placements at a price of $0.86 per share for proceeds of $190,600.

(l)	On December 1, 2017, the Company issued 1,000,065 shares of common stock relating to non-brokered private placements at a price of $1.00 per share for proceeds of $1,000,065.

(m)	As at December 31, 2017, the Company had $150,000 of share subscription proceeds for 150,000 shares of common stock at a price of $1.00 per share recorded as common stock issuable.

12.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2017	2,268,297	0.88
Exercised	(934,963)	0.001
Expired	(666,667)	1.50

Balance, December 31, 2017	666,667	1.50

As at December 31, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,268,297	1.50	December 23, 2018

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2017	362,500	0.01	0.7	377,000

Granted	175,000	0.01	2.0	–

Balance, December 31, 2017	537,500	0.01	0.9	451,500

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

13.	Stock Options (continued)

Additional information regarding stock options outstanding as at December 31, 2017 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	537,500	0.9	0.01

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

The fair value of stock options granted to the directors and officers have been

	2017	2016

Risk-free interest rate	1.45%	–
Expected life (in years)	2	–
Expected volatility	251%	–

14.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China.

	December 31, 2017
	United States $	Europe $	Total $

Lease receivable	–	1,995,000	1,995,000
Property and equipment	18,157	–	18,157
Intangible assets	10,841,021	–	10,841,021

Total non-current assets	10,859,178	1,995,000	12,854,178

15.	Commitments

(a)	On May 1, 2010, the Company entered into consulting agreements with Sichel Limited (“Sichel”), the parent company of PGG. Sichel will assist the Company in developing commercial agreements for green technology and the building of an international distribution centre. Effective December 31, 2013, this consulting agreement was assigned to Pacific Green Development Ltd., a company controlled by a shareholder and director of the Company who has a significant influence in the Company's operations. The agreement shall continue for four years with consideration as follows:

i)	Stock consideration to PGG or to any third party as directed by PGG of 5,000 ordinary shares of common stock of the Company upon signing of the agreement, which have been waived by PGG;

ii)	Monthly consultancy fees of $20,000 are to be paid within fourteen days of each month-end. If the Company is unable to pay this fee, then PGG has the option to elect to be paid 5,000 shares of common stock of the Company in lieu of cash;

iii)	Sales commission of 10% of sales value excluding shipping and local sales taxes; and

iv)	Finance commission of 10% of net proceeds of any funds raised by way of issued of stock, debt or convertible note after any brokers commission as introduced by PGG.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

15.	Commitments (continued)

(b)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal year	$

2018	14,839
2019	61,229
2020	39,339

115,407

(c)	On September 22, 2016, PGTC entered into a one year research and development agreement with a non-related party to conduct testing on the scrubber system after it is installed and accepted by a customer of the non-related party in Yancheng, China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000) to the non-related party on each of the three and six month anniversaries from the date of acceptance of the system (July 2017).

(d)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the one year anniversary of the acceptance of the system.

(e)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the nine month anniversary of the acceptance of the system.

(f)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the "Technology") to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis.

16.       Subsequent Event

Subsequent to December 31, 2017, the Company received $150,000 of share subscription proceeds for 150,000 shares of common stock at $1.00 per share.

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

The Company has manufactured and installed the components for an ENVI-Marine unit in Union Maritimes’ (Union) MV Westminster chemical ship. Under the terms of an Energy Management Lease dated December 16, 2016, Union will make quarterly payments to the Company determined on their savings realized by the ENVI-Marine units’ operation up to an aggregate of $1,995,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended December 31, 2017 and 2016.

Our net loss for the three and nine month periods ended December 31, 2017 and 2016 are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue	$(1,995,000)	$-	$(1,995,000)	$-
Cost of goods sold	$1,856,108	$-	$1,856,108	$-
Advertising and promotion	$45,235	$-	$69,185	$-
Amortization of intangible assets	$218,953	$218,953	$656,859	$656,859
Consulting fees	$403,184	$578,923	$581,983	$1,002,225
Depreciation	$2,356	$2,356	$7,069	$2,356
Foreign exchange loss (gain)	$1,955	$(135,536)	$49,870	$(288,594)
Office and miscellaneous	$25,585	$64,133	$89,282	$133,372
Professional fees	$175,616	$61,225	$264,905	$201,691
Research and development	$581,742	$4,848	$1,011,706	$233,702
Transfer agent and filing fees	$5,284	$(2,575)	$31,135	$15,854
Travel	$89,000	$56,537	$215,338	$110,139
Loss on extinguishment of debt	$114,389	$-	$16,758	$-
Loss (gain) on change in fair value of derivative liabilities	$(96,634)	$137,217	$187,735	$(196,091)
Impairment on capitalized costs	$(7,641)	$-	$282,939	$-
Interest expense	$2,500	$314,466	$346,499	$924,459
Net Loss	$(1,422,632)	$(1,300,547)	$(3,672,371)	$(2,795,972)

Operating expenses for the three month period ended December 31, 2017 were $1,548,910 as compared to $848,864 for the three month period ended December 31, 2016. Consulting fees were comprised of fees paid to arms-length parties and Directors; professional fees were comprised of legal, audit and accounting costs. The increase in operating expenses is primarily attributed to increases in advertising and promotion, research and development, travel expenses, and professional fees, offset by a decrease in consulting fees.

Operating expenses for the nine month period ended December 31, 2017 were $2,977,332 as compared to $2,067,604 for the nine month period ended December 31, 2016. The increase in operating expenses is primarily attributed to increases in advertising and promotion, professional fees, research and development, and travel expenses, offset by a decrease in consulting fees.

For the three month period ended December 31, 2017, our company had a net loss of $1,422,632 ($0.04 per share) compared to a net loss of $1,300,547 ($0.05 per share) for the three month period ended December 31, 2016. In addition to the operating expenses noted above, for the three month period ended December 31, 2017, our company incurred interest expense of $2,500, a loss on extinguishment of debt of $114,389 as compared to interest expense of $314,466 and a loss on extinguishment of debt of $nil for the three month period ended December 31, 2016. This is offset by a gain on change in fair value of derivative liabilities of $96,634 for the three month period ended December 31, 2017 as compared to a loss of $137,217 for the three month period ended December 31, 2016.

For the nine month period ended December 31, 2017, our company had a net loss of $3,672,371 ($0.12 per share) compared to a net loss of $2,795,972 ($0.12 per share) for the nine month period ended December 31, 2016. For the nine month period ended December 31, 2017, our company incurred interest expense of $346,499 as compared to interest expense of $924,459 for the nine month period ended December 31, 2016. For the nine month period ended December 31, 2017, we also had a loss on change in fair value of derivative liabilities of $187,735 compared to a gain of $196,091 in the comparative period. For the nine month period ended December 31, 2017, the Company also incurred an impairment on capitalized costs of $282,939 and loss on extinguishment of debt of $16,758.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2017	As at March 31, 2017
Current Assets	$376,359	$443,938
Current Liabilities	$1,580,247	$10,581,522
Working Capital (Deficit)	$(1,203,888)	$(10,137,584)

Cash Flows

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Net cash used in operating activities	$(1,593,987)	$(1,427,539)
Net cash used in investing activities	$(460,294)	$(847,468)
Net cash provided by financing activities	$2,482,233	$2,865,868
Effect of foreign exchange rate changes on cash	$(520,004)	$(163,229)
Increase (decrease) in cash	$(92,052)	$427,632

As of December 31, 2017, we had $290,115 in cash, $376,359 in total current assets, $1,580,247 in total current liabilities and a working capital deficit of $1,203,888. As of March 31, 2017, we had a working capital deficit of $10,137,584.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the nine months ended December 31, 2017, we spent $1,593,987 on operating activities, whereas $1,427,539 was spent on operating activities for the nine month period ended December 31, 2016.

During the nine months ended December 31, 2017, we used $460,294 on investing activities for the purchase of property and equipment, whereas we used $847,468 in investing activities for the nine month period ended December 31, 2016.

During the nine months ended December 31, 2017, we received $2,482,233 from financing activities, which consisted of proceeds from share subscriptions received of $2,851,600 offset by $338,450, in repayments to related parties and $30,917 of loan payable, whereas we received $2,865,868 from financing activities during the nine months ended December 31, 2016 which consisted of $3,430,500 in proceeds from share subscriptions received offset by $451,352 in repayments to related parties and $113,280 of loan payable.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning January 2018) will be approximately $1,225,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	200,000
Marketing and advertising	225,000
Investor relations and capital raising	50,000
Management and operating costs	125,000
Patent and intellectual property registration	200,000
Salaries and consulting fees	350,000
General and administrative expenses	75,000
Total	$1,225,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures and rolling out the Company’s business development plan, we will require a minimum of $1,225,000 to proceed with our business plan over the next 12 months. As of December 31, 2017, we had $290,115 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our condensed consolidated interim financial statements for the nine month period ended December 31, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2017, our company has a working capital deficit of $1,203,888 and has an accumulated deficit of $67,230,582 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful lives and recoverability of property and equipment and intangible assets, valuation of note payable, fair value of convertible debentures, fair value of derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue recognition

The Company recognizes revenues when equipment has been delivered and accepted by a customer and risk of ownership has transferred. In addition, terms and pricing has been finalized and the collectability of proceeds is reasonably assured. The energy management lease arrangement qualifies for sales-type lease accounting and includes an option for the transfer of title at the conclusion of the lease payments.

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

On October 4, 2017, the Company issued 320,000 shares of common stock with a fair value of $268,800 pursuant to a conversion of $40,000 in principal and $114,411 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on extinguishment of debt of $114,389.

On November 7, 2017, the Company issued 934,963 shares of common stock upon the exercise of 934,963 warrants issued and outstanding for exercise proceeds of $935.

On December 1, 2017, the Company issued 50,000 shares of common stock relating to non-brokered private placement at a price of $0.80 per share for proceeds of $40,000.

On December 1, 2017, the Company issued 221,628 shares of common stock relating to non-brokered private placements at a price of $0.86 per share for proceeds of $190,600.

On December 1, 2017, the Company issued 1,000,065 shares of common stock relating to non-brokered private placements at a price of $1.00 per share for proceeds of $1,000,065.

At December 31, 2017, the Company had$150,000 of share subscription proceeds for 150,000 shares of common stock at a price of $1.00 per share recorded as common stock issuable.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)

3.7*	Bylaws
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)

10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
10.28	Lease Agreement dated August 4, 2016
10.29	Marketing Agreement dated August 31, 2016
10.30	Heads of Agreement dated August 31, 2016 with Union Maritime Limited and UML Westminster Limited
10.31	Research and Development Agreement dated September 22, 2016 with Powerchina Spem Company Limited
10.32	Products and Services Purchase Agreement dated October 20, 2016 with Powerchina Spem Company Limited
10.33	Consulting Agreement dated November 19, 2016 with Powerchina Spem Company Limited
10.34	Subscription Agreement dated November 23, 2016 with Twynam Agricultural Group Pty Limited
10.35	Consulting Agreement dated December 5, 2016 with Trilogy Media Partners, Inc.
10.36	Energy Management Lease dated December 16, 2016 with UML Westminster Limited and Union Maritime Limited
10.37	Tooling Development Agreement dated January 1, 2017 with Powerchina Spem Company Limited
10.38	Marketing and Sales Agreement dated January 1, 2017 with Powerchina Spem Company Limited
10.39	Consulting Agreement dated February 1, 2017 with Trilogy Media Partners, Inc.

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 19, 2018	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

