Form 10-K
period 2018-03-31
Pacific Green Technologies Inc.
filed 2018-07-17
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2017 was $15,582,467 based on a $0.55 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

41,251,590 common shares issued and outstanding as of July 16, 2018.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at our year ended March 31, 2018, we owed Sichel $Nil and we owed PGG approximately $198,000 in loans and unpaid management fees. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock.

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

The Company manufactured the components for an ENVI-Marine unit to be installed in Union Maritimes’ (Union) MV Westminster chemical ship during the summer of 2017. Under the terms of an Energy Management Lease dated December 16, 2016, Union will make quarterly payments to the Company determined on their savings realized by the ENVI-Marine units’ operation up to an aggregate of $1,995,000.

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

Full consideration contemplated by the assignment and share transfer agreement was $25,000,000 satisfied through the issue of 5,000,000 new shares of our common stock at a price of $4 per share with the balance of $5,000,000 structured as a promissory note over the next five years as follows:

●	June 12, 2013, $1,000,000;
●	June 12, 2014, $1,000,000;
●	June 12, 2015, $1,000,000;
●	June 12, 2016, $1,000,000 and;
●	June 12, 2017, $1,000,000.

Under the terms of the promissory note, the loan repayments specified above shall not exceed the amount we earn under the terms of the representation agreement. If we are unable to meet the repayment schedule set out above, PGG will have the option to either roll over any unpaid portion to the following payment date or to convert the outstanding amount into new shares of our common stock. However, the entire amount of the promissory note is due upon the maturity date on the fifth anniversary. On September 25, 2017, the Company and PGG agreed to a settlement of the outstanding promissory by way of a subscription agreement for 5,000,000 shares of common stock at $1.00 per share.

The initial total consideration of $25,000,000 was a purchase price not determined under U.S. GAAP, and both the $25,000,000 total price and the deemed price of $4 per share does not represent the fair value of the stock issued or a value used in accounting for the acquisition. The number of shares issued and the terms of the promissory note were negotiated between the parties and are intended to represent full consideration for the acquisition of Pacific Green Technologies Limited and the representation agreement.

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

On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with PowerChina (the "Supplier") wherein the Supplier would receive and process orders, manufacture, and install products for the Company's customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the "Technology") to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

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

Our company’s wholly owned subsidiaries are Pacific Green Marine Technologies Limited,(formerly Pacific Green Technologies Marine Limited and Pacific Green Technologies Limited) a United Kingdom corporation, Pacific Green Technologies International Limited, (Formerly Pacific Green Energy Parks Limited) a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation, as well as Pacific Green Technologies Asia Ltd and Pacific Green Technologies China Ltd, both Hong Kong companies.

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

Employees

As of March 31, 2018, we did not have any full-time or part-time employees. Our president, treasurer, secretary and director, Neil Carmichael, works as a part-time consultant and devotes approximately 10 hours per week to our business. Our directors, Andrew Jolly, Alexander Shead, and Scott Poulter each work as part-time consultants to our company and devote time to our business on an as needed basis. If our financial position permits, as required by our business, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.

Item 1A. Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses and losses may continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred a cumulative deficit of $67,764,051 for the period from April 5, 2011 (inception) to March 31, 2018. We had a net loss of $4,205,840 for the year ended March 31, 2018. We generated our first revenues this year of $1,995,000 since our inception and are working on further sales and establishing long-term profitability to sustain our operations. We expect that future revenues and profitability will be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the ENVI-Clean™ system and there can be no assurance that we will be able to do so.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended March 31, 2018 and 2017, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our consolidated financial statements for the year ended March 31, 2018, we have incurred operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our sales force and effective market the ENVI-Clean™ systems. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

We are a development stage company and we may not be successful in marketing the ENVI-Clean™ system and the value of your investment could decline.

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have little operating history, are working hard to secure customers, and additional revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

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

The alternative energies industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors' greater resources could allow those competitors to compete more effectively than we can with the EnviroTechnologies technology. A number of competitors have developed more mature businesses than EnviroTechnologies has and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than EnviroTechnologies and also may have greater resources to create or develop new technologies and products than EnviroTechnologies. Failure to compete in the alternative energy industry may prevent us from becoming profitable, and thus you may lose your entire investment.

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

As of the date of this report, the Company’s cash reserves are approximately $2,000,000. We expect to continue our efforts to market, manufacture and deliver the Company’s ENVI systems to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2018	$1.38	$0.75
December 31, 2017	$1.19	$0.52
September 30, 2017	$1.25	$0.25
June 30, 2017	$1.18	$0.55
March 31, 2017	$2.20	$1.05
December 31, 2016	$2.50	$1.20
September 30, 2016	$2.25	$1.11
June 30, 2016	$2.85	$1.00
March 31, 2016	$3.00	$0.80

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of July 16, 2018, there were 217 holders of record of our common stock. As of such date, 41,251,590 of our common stock were issued and outstanding.

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

On July 20, 2015, the Company granted options to Dr. Carmichael to purchase up to 312,500 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018.

On July 20, 2015, the Company granted options to a Company controlled by a Director, Mr. Shead, to purchase up to 50,000 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except where otherwise indicated, each of the below described issuances of common shares was made to a non- U.S. person, as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

On September 19, 2017, the Company issued 100,000 shares of common stock with a fair value of $125,000 pursuant to a conversion of $20,000 in principal and $107,545 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of the notice of conversion. This transaction resulted in a gain on extinguishment of debt of $2,545.

On September 25, 2017, the Company issued 8,636,595 shares of common stock with a fair value of $8,636,595 to PGG in settlement of the note payable of $5,000,000 in outstanding note payable and $3,636,595 in other advances due on demand.

On September 25, 2017, the Company issued 404,901 shares of common stock with a fair value of $404,901 to a significant shareholder of the Company in settlement of the loan payable of $319,418 (£289,144) and accrued interest of $85,483 (£65,525).

On October 4, 2017, the Company issued 320,000 shares of common stock with a fair value of $268,800 pursuant to a conversion of $40,000 in principal and $114,411 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of the notice of conversion. This transaction resulted in a loss on extinguishment of debt of $114,389.

On November 7, 2017, the Company issued 934,963 shares of common stock for proceeds of $935 pursuant to the exercise of share purchase warrants to a company controlled by a shareholder and director of the Company who has a significant influence on the Company’s operations.

On December 1, 2017, the Company issued 50,000 shares of common stock relating to non-brokered private placement at a price of $0.80 per share for proceeds of $40,000.

On December 1, 2017, the Company issued 221,628 shares of common stock relating to non-brokered private placements at a price of $0.86 per share for proceeds of $190,600. Of this amount, 76,279 shares of common stock for proceeds of $65,600 were issued to a company controlled by a director of the Company.

On December 1, 2017, the Company issued 1,000,065 shares of common stock relating to non-brokered private placements at a price of $1.00 per share for proceeds of $1,000,065.

On February 20, 2018, the Company issued 500,000 shares of common stock relating to non-brokered private placements at a price of $1.00 per share for proceeds of $500,000. Concurrent and subject to the financing completion, the Company granted the subscriber 1,875,000 share purchase warrants. Of the share purchase warrants issued, 375,000 share purchase warrants are exercisable at $0.01 per share until August 23, 2018, 500,000 share purchase warrants are exercisable at $1.00 per share until November 23, 2018, and 1,000,000 share purchase warrants are exercisable at $1.00 per share until November 23, 2019.

On February 20, 2018, the Company issued 375,000 shares of common stock for proceeds of $3,750 pursuant to the exercise of share purchase warrants.

On February 22, 2018, the Company issued 24,000 shares of common stock with a fair value of $24,000 to settle debt of $24,000 owing to a director of the Company.

As at March 31, 2018, the Company received $206,675 of share subscription proceeds for the issuance of 206,675 shares of common stock at a price of $1.00 per share recorded as common stock issuable. Of this amount, $56,675 of share subscription proceeds for the issuance of 56,675 shares of common stock were received from a company controlled by a director of the Company.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2018 and 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 19 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2018 and 2017.

Our operating expenses for the years ended March 31, 2018 and 2017 are summarized as follows:

	Year Ended March 31,
	2018	2017
Advertising	$130,175	$97,329
Amortization of intangible assets	$875,812	$868,675
Consulting fees	$808,572	$867,693
Depreciation	$9,426	$4,713
Foreign exchange loss (gain)	$63,666	$(173,063)
Office and miscellaneous	$136,993	$140,886
Professional fees	$394,244	$183,277
Research and development	$789,713	$516,390
Transfer agent and filing fees	$34,706	$28,413
Travel	$305,648	$200,841
Total operating expenses	$3,548,955	$2,735,154

Expenses for the year ended March 31, 2018 were $3,548,955 as compared to $2,735,154 for the year ended March 31, 2017. Consulting fees were comprised of fees paid to third parties for business development efforts as well as amounts paid to the directors of Pacific Green Technologies Inc. and subsidiaries; professional fees were comprised of legal, audit and accounting costs. Significant increases related to advertising, research and development and travel as the Company’s been developing its sales network and working on projects in China and Africa. There was a minor decrease realized in consulting fees as last year included significant non-cash transactions that were recorded as consulting fees.

For the year ended March 31, 2018, our company had a net loss of $4,205,840 ($0.13 per share) compared to a net loss of $3,427,417 ($0.14 per share) for the year ended March 31, 2017. In addition to the operating expenses noted above, for the year ended March 31, 2018, our company had $349,489 (2017 - $1,266,193) in interest expense, $105,175 in loss (2017 –$570,789 in gain), on the change in fair value of derivative liabilities and a loss of $287,631 (2017 - $nil) from impairment of property and equipment.

Liquidity and Capital Resources

Working Capital

	At March 31, 2018	At March 31, 2017
Current Assets	$331,927	$443,938
Current Liabilities	$1,223,809	$10,581,522
Working Capital (Deficit)	$(891,882)	$(10,137,584)

Cash Flows

	Year Ended March 31, 2018	Year Ended March 31, 2017
Net Cash Used in Operating Activities	$(2,336,151)	$(2,128,601)
Net Cash Used in Investing Activities	$(802,785)	$(1,331,909)
Net Cash Provided by Financing Activities	$3,073,576	$3,862,713
Effect of Exchange Rate Changes on Cash	$(86,925)	$(60,144)
Net Change in Cash	$(152,285)	$342,059

As of March 31, 2018, we had $229,882 in cash, $331,927 in total current assets, $1,223,809 in total current liabilities and a working capital deficit of $891,882 compared to a working capital deficit of $10,137,584 at March 31, 2017.

We spent $2,336,151 on operating activities during the year ended March 31, 2018 and $2,128,601 on operating activities during the year ended March 31, 2017. The increase in our expenditures on operating activities during the year ended March 31, 2018 was primarily due to increases in advertising, research and development expenditures and travel.

During the year ended March 31, 2018, we received $3,073,576 from financing activities, which consisted of $3,412,026 in proceeds from the issuance of our common shares and less $338,450 in repayments of loans and amounts due to related parties. During the year ended March 31, 2017, we received $3,862,713 from financing activities, which consisted of $4,621,503 in proceeds from the issuance of our common shares offset by $146,310 repayment of a loan outstanding and $612,480 repayment to related parties.

During the year ended March 31, 2018, we used $802,785 (2017 -$1,331,909) in investing activities, which primarily consists of costs incurred in the construction, delivery and installation of an ENVI-Marine scrubber unit.

We may require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through sales, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months will be approximately $1,900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Engineering, research and technical development	400,000
Travel	250,000
Legal and accounting fees	200,000
Marketing and advertising	150,000
Investor relations and capital raising	50,000
Management and operating costs	250,000
Salaries and consulting fees	350,000
General and administrative expenses	250,000
Total	$1,900,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require a minimum of $1,900,000 to proceed with our business plan over the next 12 months. As of March 31, 2018, we had $229,882 cash on hand and subsequently raised $2,700,000. Based on cash resources available, we’re reviewing our options to scale up our business development and operational personnel more quickly to meet the expected demand from ship owners for our products.

Should we require additional funding over the next twelve months, we would intend to raise new cash requirements from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the year ended March 31, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are currently continuing operations with the support of creditors, note holders and shareholders. Our goal is to achieve profitable operations and improve cash flows. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, collectability of lease receivable, fair values of convertible debentures and derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue Recognition

Revenue is comprised of sales-type lease of the Company’s scrubber system. The Company recognizes revenues when equipment has been delivered and accepted by a customer and risk of ownership has transferred. In addition, terms and pricing has been finalized and the collectability of proceeds is reasonably assured. During the year ended March 31, 2018, the Company completed the installation of a scrubber unit under an energy management lease arrangement. The energy management lease arrangement qualifies for sales-type lease accounting and includes an option for the transfer of title at the conclusion of the lease payments.

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

Our company’s financial instruments consist principally of cash, amounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debenture, and note payable. With the exception of long-term note payable, the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	229,882	–	–
Derivative liabilities	–	75,505	–

Total	229,882	75,505	–

During the year ended March 31, 2018, the Company recognized a loss on the change in fair value of derivative liability of $105,175 (2017 – gain of $570,789).

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and have not determined the impact this standard may have on the consolidated financial statements.

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

March 31, 2018

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Green Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2018 and 2017, and the results of their operations and cash flows for the years ended March 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at March 31, 2018, the Company has a working capital deficit of $891,882 and has an accumulated deficit of $67,764,051. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2014.

Vancouver, Canada

July 13, 2018

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2018 $	March 31, 2017 $

ASSETS

Cash	229,882	382,167
Amounts receivable	4,912	25,780
Prepaid expenses and deposits	72,032	11,004
Due from related party (Note 10)	25,101	24,987
Total Current Assets	331,927	443,938

Lease receivable (Note 3)	1,995,000	–
Property and equipment (Note 4)	15,800	1,327,196
Intangible assets (Note 5)	10,622,068	11,497,880

Total Assets	12,964,795	13,269,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 10)	888,760	860,050
Loan payable (Note 6)	–	361,931
Convertible debenture (Note 7)	30,000	90,000
Note payable to related party, net of unamortized discount of $nil and $33,438, respectively (Note 9)	–	4,966,562
Due to related parties (Note 10)	229,544	4,110,693
Derivative liability (Note 8)	75,505	192,286

Total Liabilities	1,223,809	10,581,522

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 15)
Subsequent Events (Note 17)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 40,757,415 and 26,297,430 shares issued and outstanding, respectively	40,757	26,297
Common stock issuable (Note 11)	206,675	50,000
Additional paid-in capital	78,989,346	65,907,617
Accumulated other comprehensive income	268,259	261,789
Deficit	(67,764,051)	(63,558,211)

Total Stockholders’ Equity	11,740,986	2,687,492

Total Liabilities and Stockholders’ Equity	12,964,795	13,269,014

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2018 $	Year Ended March 31, 2017 $

Sales	1,995,000	–
Cost of goods sold	1,892,832	–

Gross margin	102,168	–

Expenses

Advertising and promotion	130,175	97,329
Amortization of intangible assets	875,812	868,675
Consulting fees (Note 10)	808,572	867,693
Depreciation	9,426	4,713
Foreign exchange loss (gain)	63,666	(173,063)
Office and miscellaneous	136,993	140,886
Professional fees	394,244	183,277
Research and development	789,713	516,390
Transfer agent and filing fees	34,706	28,413
Travel	305,648	200,841

Total expenses	3,548,955	2,735,154

Loss before other income (expense)	(3,446,787)	(2,735,154)

Other income (expense)

Gain (loss) on change in fair value of derivative liability (Note 8)	(105,175)	570,789
Gain (loss) on extinguishment of debt (Note 11)	(16,758)	3,141
Impairment of property and equipment (Note 4)	(287,631)	–
Interest expense (Notes 7 and 9)	(349,489)	(1,266,193)

Total other income (expense)	(759,053)	(692,263)

Net loss for the year	(4,205,840)	(3,427,417)

Other comprehensive income

Foreign currency translation gain	6,470	141,029

Comprehensive loss for the year	(4,199,370)	(3,286,388)

Net loss per share, basic and diluted	(0.13)	(0.14)

Weighted average number of shares outstanding	33,186,231	24,385,595

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2016	23,104,908	23,105	150,000	60,219,306	120,760	(60,130,794)	382,377

Shares issued pursuant to private placements	3,142,522	3,142	(100,000)	4,718,361	–	–	4,621,503
Shares issued pursuant to settlement of convertible debenture	50,000	50	–	69,950	–	–	70,000
Imputed interest	–	–	–	900,000	–	–	900,000
Foreign exchange translation gain	–	–	–	–	141,029	–	141,029
Net loss for the year	–	–	–	–	–	(3,427,417)	(3,427,417)

Balance, March 31, 2017	26,297,430	26,297	50,000	65,907,617	261,789	(63,558,211)	2,687,492

Shares issued pursuant to private placements	3,642,526	3,643	156,675	3,247,023	–	–	3,407,341
Shares issued for services	22,000	22	–	9,878	–	–	9,900
Shares issued pursuant to settlement of convertible debenture	420,000	420	–	393,380	–	–	393,800
Shares issued pursuant to settlement of loan payable	404,901	405	–	404,496	–	–	404,901
Shares issued pursuant to settlement of related party note payable	5,000,000	5,000	–	4,995,000	–	–	5,000,000
Shares issued pursuant to settlement of related party payables	3,660,595	3,660	–	3,656,935	–	–	3,660,595
Shares issued pursuant to warrants exercised	1,309,963	1,310	–	3,375	–	–	4,685
Stock options issued pursuant to debt settlement	–	–	–	78,164	–	–	78,164
Imputed interest	–	–	–	293,478	–	–	293,478
Foreign exchange translation gain	–	–	–	–	6,470	–	6,470
Net loss for the year	–	–	–	–	–	(4,205,840)	(4,205,840)

Balance, March 31, 2018	40,757,415	40,757	206,675	78,989,346	268,259	(67,764,051)	11,740,986

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2018 $	Year Ended March 31, 2017 $

Operating Activities

Net loss for the year	(4,205,840)	(3,427,417)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	33,438	285,087
Amortization of intangible assets	875,812	868,675
Depreciation	9,426	4,713
Fair value of shares issued for services	9,900	–
Impairment of property and equipment	287,631	–
Imputed interest	293,478	900,000
Loss (gain) on change in fair value of derivative liability	105,175	(570,789)
Loss (gain) on extinguishment of debt	16,758	(3,141)

Changes in operating assets and liabilities:
Amounts receivable	20,868	(9,527)
Prepaid expenses and deposits	(61,028)	(11,004)
Due from related parties	(114)	14,503
Accounts payable and accrued liabilities	114,193	38,535
Due to related parties	164,152	(218,236)

Net Cash Used In Operating Activities	(2,336,151)	(2,128,601)

Investing Activities

Additions of property and equipment	(802,785)	(1,331,909)

Net Cash Used In Investing Activities	(802,785)	(1,331,909)

Financing Activities

Repayments to related parties	(338,450)	(612,480)
Repayment of loan payable	–	(146,310)
Proceeds from issuance of common stock / share subscriptions received	3,412,026	4,621,503

Net Cash Provided by Financing Activities	3,073,576	3,862,713

Effect of Foreign Exchange Rate Changes on Cash	(86,925)	(60,144)

Change in Cash	(152,285)	342,059

Cash, Beginning of Year	382,167	40,108

Cash, End of Year	229,882	382,167

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	85,483	–
Amounts due to related parties settled with common stock	3,660,595	–
Amount due to related parties settled with stock options	78,164	–
Convertible debenture settled with common stock	60,000	20,000
Derivative liability settled with common stock	221,956	53,141
Equipment sold under long-term sales-type lease	1,892,832	–
Loan payable settled with common stock	319,418	–
Note payable settled with common stock	5,000,000	–
Reallocation of amount due to a related party to amounts receivable	–	11,257

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2018, the Company has begun commercial sales generating revenues; however, the Company has a working capital deficit of $891,882, and has an accumulated deficit of $67,764,051 since inception. Furthermore, during the year ended March 31, 2018, the Company used $2,336,151 in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Marine Technologies Ltd. (formerly Pacific Green Technologies Marine Limited) (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, collectability of lease receivable, fair values of convertible debentures and derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Years Ended March 31, 2018 and 2017

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

The Company’s financial instruments consist principally of cash, amounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debenture, and note payable. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	229,882	–	–
Derivative liability	–	75,505	–

Total	229,882	75,505	–

During the year ended March 31, 2018, the Company recognized a loss on the change in fair value of derivative liability of $105,175 (2017 – gain of $570,789).

(i)	Revenue Recognition

Revenue is comprised of a sales-type lease of the Company’s scrubber system. The Company recognizes revenue when equipment has been delivered and accepted by a customer and risk of ownership has transferred. In addition, terms and pricing has been finalized and the collectability of proceeds is reasonably assured. During the year ended March 31, 2018, the Company completed the installation of a scrubber unit under an energy management lease arrangement. The energy management lease arrangement qualifies for sales-type lease accounting and includes an option for the transfer of title at the conclusion of the lease payments.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(j)	Income Taxes

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

The Company has not recorded any amounts pertaining to uncertain tax positions.

(k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currency of PGMTL, PGTIL, and EPSB is the British pound. The functional currency of PGTA and PGTC is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PGMTL, PGTIL, and ESPB are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(l)	Stock-based compensation

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(m)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(n)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2018, the Company had 2,193,347 (2017 – 4,327,279) potentially dilutive shares outstanding.

(o)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2018 and 2017, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(p)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Lease Receivable

In December 2017, the Company completed the installation and the accounting sale of a constructed scrubber system. The Company’s investment in sales-type lease as at March 31, 2018, consists of an amount due from the customer under a long-term lease arrangement. No amount has been allocated to residual value or other deliverables; accordingly, the amount presented in the balance sheet represents the present value of amounts due under the energy management contract. The entire amount is presented as a long-term receivable.

4.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2018 Net carrying value $	March 31, 2017 Net carrying value $

Furniture and equipment	4,155	1,247	2,908	3,739
Leasehold improvements	25,784	12,892	12,892	21,487
Envi-Marine scrubber system	–	–	–	1,301,970

Total	29,939	14,139	15,800	1,327,196

During the year ended March 31, 2018, the Company completed installation and delivery of a scrubber system. Manufacturing costs incurred in excess of the scrubber system’s net realizable value through the sales-type lease agreement of $287,631 was recorded as an impairment during the year ended March 31, 2018.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2018 Net carrying value $	March 31, 2017 Net carrying value $

Patents and technical information	35,852,556	(4,773,233)	(20,457,255)	10,622,068	11,497,880

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), a non-related party, whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. In exchange for these assets, the Company waived all obligations owing to the Company as well as agreed to return a total of 88,876,443 of Enviro’s shares back to Enviro. The obligations waived consisted of $237,156 owing to the Company as well as $93,721 of debt owing to Pacific Green Group Limited (“PGG”), a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, which was assigned to the Company. The Company entered into share exchange agreements with Enviro shareholders pursuant to which it issued shares of its common stock in exchange for shares of Enviro on a one-for-ten basis. The intangible assets acquired were recorded at cost and is being amortized using the straight-line method over the estimated useful life of 17 years.

6.	Loan Payable

As at March 31, 2018, PGTIL, the Company’s wholly owned subsidiary, owes $nil (2017 - $361,931 (£289,144)) to a significant shareholder of the Company, which bore interest at 6.5% per annum, was unsecured, and was due on demand.

On September 25, 2017, the Company issued 404,901 shares of common stock in full settlement of the principal and interest outstanding of $404,901. Refer to Note 11(g).

7.	Convertible Debenture

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears guaranteed interest at 10% and default interest at 20% per annum, and was due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 50% (discount increased due to default) of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. During the year ended March 31, 2017, the Company had amortized $105,018 (2016 - $4,982) of the debt discount to interest expense. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On September 19, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. Refer to Notes 11(e), (h), and (dd). As at March 31, 2018, the carrying value of the debenture was $30,000 (2017 - $90,000) and the fair value of the derivative liability was $75,505 (2017 - $192,286).

8.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 7 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2018, the Company recorded a loss on the change in fair value of derivative liability of $105,175 (2017 – gain of $570,789). As at March 31, 2018, the Company recorded derivative liability of $75,505 (2017 - $192,286).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

8.	Derivative Liability (continued)

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at March 31, 2018, assuming no expected dividends:

	As at March 31, 2018	As at October 4, 2017	As at August 10, 2017

Estimated common stock issuable upon conversion	155,847	774,784	575,745
Estimated exercise price per common share	0.40	0.125	0.20
Risk-free interest rate	1.0%	1.1%	1.1%
Expected volatility	107%	436%	225%
Expected life (in years)	0.25	0.25	0.39

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at March 31, 2017, assuming no expected dividends:

	As at March 31, 2017	As at February 22, 2017

Estimated common stock issuable upon extinguishment	267,911	306,973
Estimated exercise price	0.40	0.40
Risk-free interest rate	0.8%	0.3%
Expected volatility	193%	179%
Expected life (in years)	0.33	0.43

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2016	816,216

Mark to market adjustment	(570,789)
Adjustment for extinguishment	(53,141)

Balance, March 31, 2017	192,286

Mark to market adjustment	105,175
Adjustment for extinguishments	(221,956)

Balance, March 31, 2018	75,505

9.	Note Payable

	March 31, 2018 $	March 31, 2017 $

Opening balance	4,966,562	4,786,493

Accretion of unamortized discount	33,438	180,069
Repayment	(5,000,000)	–

Ending balance	–	4,966,562

On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGMTL, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note.

The note had been discounted at a market rate of 18% to arrive at the net present value of $3,127,171 as at June 12, 2012. The note is unsecured and cannot itself be used by PGG to cause the Company to become insolvent. During the year ended March 31, 2018, the Company recorded imputed interest of $293,478 (2017 - $900,000) at a rate of 18% per annum which has been included in additional paid-in capital.

On September 25, 2017, the Company issued 5,000,000 shares of common stock in settlement of the outstanding promissory note with PGG. Refer to Note 11(f).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

10.	Related Party Transactions

(a)	As at March 31, 2018, the Company was owed $25,101 (2017 - $24,987) from a shareholder of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2018, the Company owed $198,175 (2017 – $3,945,833) to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $28,618 (2017 - $25,127) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand. Refer to Note 11(f).

(c)	As at March 31, 2018, the Company owed $64,195 (2017 – $200,017) to directors of the Company, of which $4,208 (2017 - $10,030) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the year ended March 31, 2018, the Company incurred $310,000 (2017 – $240,000) in consulting fees to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations.

(e)	During the year ended March 31, 2018, the Company incurred $18,152 (2017 – $14,600) in consulting fees to a company controlled by a director of the Company.

(f)	During the year ended March 31, 2018, the Company incurred $68,250 (2017 - $234,000) in consulting fees to a director of the Company.

11.	Common Stock

Common stock issued during the year ended March 31, 2018:

(a)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017.

(b)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(c)	On September 13, 2017, the Company issued 1,337,500 shares of common stock relating to non-brokered private placements at a price of $0.80 per share for proceeds of $1,070,000.

(d)	On September 13, 2017, the Company issued 22,000 shares of common stock with a fair value of $9,900 to various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(e)	On September 19, 2017, the Company issued 100,000 shares of common stock with a fair value of $125,000 pursuant to a conversion of $20,000 in principal and $107,545 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of the notice of conversion. This transaction resulted in a gain on extinguishment of debt of $2,545. Refer to Note 7.

(f)	On September 25, 2017, the Company issued 8,636,595 shares of common stock with a fair value of $8,636,595 to PGG in settlement of the note payable of $5,000,000 in outstanding note payable and $3,636,595 in other advances due on demand.

(g)	On September 25, 2017, the Company issued 404,901 shares of common stock with a fair value of $404,901 to a significant shareholder of the Company in settlement of the loan payable of $319,418 (£289,144) and accrued interest of $85,483 (£65,525). Refer to Note 6.

(h)	On October 4, 2017, the Company issued 320,000 shares of common stock with a fair value of $268,800 pursuant to a conversion of $40,000 in principal and $114,411 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of the notice of conversion. This transaction resulted in a loss on extinguishment of debt of $114,389. Refer to Note 7.

(i)	On November 7, 2017, the Company issued 934,963 shares of common stock for proceeds of $935 pursuant to the exercise of share purchase warrants to a company controlled by a shareholder and director of the Company who has a significant influence on the Company’s operations.

(j)	On December 1, 2017, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $40,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

11.	Common Stock (continued)

Common stock issued during the year ended March 31, 2018 (continued):

(k)	On December 1, 2017, the Company issued 221,628 shares of common stock relating to a non-brokered private placement at a price of $0.86 per share for proceeds of $190,600. Of this amount, 76,279 shares of common stock for proceeds of $65,600 were issued to a company controlled by a director of the Company.

(l)	On December 1, 2017, the Company issued 1,000,065 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $1,000,065.

(m)	On February 20, 2018, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $500,000. Concurrent and subject to the financing completion, the Company granted the subscriber 1,875,000 share purchase warrants. Of the share purchase warrants issued, 375,000 share purchase warrants are exercisable at $0.01 per share until August 23, 2018, 500,000 share purchase warrants are exercisable at $1.00 per share until November 23, 2018, and 1,000,000 share purchase warrants are exercisable at $1.00 per share until November 23, 2019.

(n)	On February 20, 2018, the Company issued 375,000 shares of common stock for proceeds of $3,750 pursuant to the exercise of share purchase warrants.

(o)	On February 22, 2018, the Company issued 24,000 shares of common stock with a fair value of $24,000 to settle debt of $24,000 owing to a director of the Company.

(p)	As at March 31, 2018, the Company received $206,675 of share subscription proceeds for the issuance of 206,675 shares of common stock at a price of $1.00 per share recorded as common stock issuable. Of this amount, $56,675 of share subscription proceeds for the issuance of 56,675 shares of common stock were received from a company controlled by a director of the Company. Refer to Note 17(a).

Common stock issued during the year ended March 31, 2017:

(q)	On April 30, 2016, the Company issued 246,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $370,000.

(r)	On May 19, 2016, the Company issued 150,000 shares of common stock to a director of the Company relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $150,000, which was recorded as common stock issuable as at March 31, 2016.

(s)	On May 21, 2016, the Company issued 97,334 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $146,000.

(t)	On May 24, 2016, the Company issued 161,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $242,500.

(u)	On July 12, 2016, the Company issued 98,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $147,000.

(v)	On July 14, 2016, the Company issued 50,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $75,000.

(w)	On September 12, 2016, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000.

(x)	On October 27, 2016, the Company issued 85,714 shares of common stock relating to a non-brokered private placement at a price of $1.75 per share for proceeds of $150,000.

(y)	On December 21, 2016, the Company issued 11,765 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $20,000.

(z)	On December 22, 2016, the Company issued 265,296 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $451,003.

(aa)	On December 23, 2016, the Company issued 1,000,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $1,500,000.

(bb)	On December 31, 2016, the Company issued 666,667 units relating to a non-brokered private placement at a price of $1.50 per unit for proceeds of $1,000,000. Each unit consists of one share of common stock, one share purchase warrant exercisable at $1.50 per share for a term of one year, and one share purchase warrant exercisable at $1.50 per share for a term of two years.

(cc)	On February 20, 2017, the Company issued 29,412 shares of common stock relating to a non-brokered private placement at a price of $1.70 per share for proceeds of $50,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

11.	Common Stock (continued)

Common stock issued during the year ended March 31, 2017 (continued):

(dd)	On February 22, 2017, the Company issued 50,000 shares of common stock with a fair value of $70,000 pursuant to a conversion of $20,000 in principal and $53,141 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of the notice of conversion. This transaction resulted in a gain on extinguishment of debt of $3,141. Refer to Note 7.

(ee)	On March 9, 2017, the Company issued 146,667 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $220,001 to a significant shareholder of the Company.

(ff)	On March 27, 2017, the Company issued 100,000 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $150,000.

(gg)	As at March 31, 2017, the Company had $50,000 of share subscription proceeds for 33,333 shares of common stock at $1.50 per share recorded in common stock issuable. Refer to Note 12(a).

12.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2016	934,963	0.001

Issued	1,333,334	1.50

Balance, March 31, 2017	2,268,297	0.88

Issued	1,875,000	0.80
Exercised	(1,309,963)	0.004
Cancelled	(666,667)	1.50
Expired	(666,667)	1.50

Balance, March 31, 2018	1,500,000	1.00

As at March 31, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

500,000	1.00	November 23, 2018
1,500,000	1.00	November 23, 2019

1,500,000

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2016	1,529,167	1.15	0.7	2,833,876

Expired	(1,166,667)	1.50

Balance, March 31, 2017	362,500	0.01	1.3	377,000

Granted	175,000	0.01

Balance, March 31, 2018	537,500	0.01	0.7	478,375

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

13.	Stock Options (continued)

Additional information regarding stock options outstanding as at March 31, 2018 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	537,500	0.7	0.01

On September 26, 2017, the Company granted 175,000 stock options to a company controlled by a director of the Company. The options are exercisable at $0.01 per share for a period of two years. These options were issued in exchange for management services previously accrued at $175,000 and have been recorded at their fair value of $78,164 as estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016

Risk-free interest rate	1.45%	–
Expected life (in years)	2	–
Expected volatility	251%	–

The fair value of stock options vested during the year ended March 31, 2018 was $78,164 (2017 - $nil), which was recorded as additional paid-in capital and charged to operations. The weighted average fair value of stock options granted during the year ended March 31, 2018 was $0.45 (2017 – $nil) per option.

14.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China.

	March 31, 2018
	United States $	Europe $	Total $

Lease receivable	–	1,995,000	1,995,000
Property and equipment	15,800	–	15,800
Intangible assets	10,622,068	–	10,622,068

Total non-current assets	10,637,868	1,995,000	12,632,868

	March 31, 2018
	United States $	Europe $	Total $

Sales	–	1,995,000	1,995,000

	March 31, 2017
	United States $	China $	Total $

Property and equipment	25,226	1,301,970	1,327,196
Intangible assets	11,497,880	–	11,497,880

Total non-current assets	11,523,106	1,301,970	12,825,076

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

15.	Commitments

(a)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product and provide a technology license and technical support (the “Technology”) to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

(b)	On August 4, 2016, the Company entered into a three year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2019	61,229
2020	39,339

100,568

(c)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the one year anniversary of the acceptance of the system.

(d)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the nine month anniversary of the acceptance of the system.

(e)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis.

16.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2018 $	2017 $

Net loss before taxes	(4,205,840)	(3,427,417)
Statutory tax rate	34%	34%

Expected income tax recovery	1,429,986	1,165,322
Permanent differences and other	(124,383)	(162,898)
Change in enacted tax rate	(3,330,818)	9,257
Foreign tax rate difference	(108,148)	(171,846)
Change in valuation allowance	2,133,363	(839,835)

Income tax provision	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

16.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. Deferred income tax assets and liabilities at March 31, 2018 and 2017 are comprised of the following:

	2018 $	2017 $

Net operating losses carried forward	5,774,914	7,908,277
Valuation allowance	(5,774,914)	(7,908,277)

Net deferred tax asset	–	–

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely. The Company has net operating losses carried forward of $27,931,257 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2022	71,014
2028	7,372
2029	1,030
2030	469,466
2031	221,276
2032	248,075
2033	1,223,832
2034	14,688,151
2035	1,884,636
2036	2,433,757
2037	2,989,325
2038	3,693,323

27,931,257

As at March 31, 2018, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

17.	Subsequent Events

(a)	On April 30, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675. Of this amount, 56,675 shares of common stock for proceeds of $56,675 were issued to a company controlled by a director of the Company. Refer to Note 11(p).

(b)	On June 12, 2018, the Company issued 287,500 shares of common stock for consulting services rendered.

(c)	Subsequent to March 31, 2018, the Company received $2,876,000 of share subscription proceeds for 1,917,333 shares of common stock at $1.50 per share.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
●	We did not maintain appropriate cash controls – As of March 31, 2018, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.
●	We did not implement appropriate information technology controls – As at March 31, 2018, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

During the year, we filed an amendment to our 10-K previously filed for the year ended March 31, 2017. Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2018- 2019.
●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Alexander Shead – Director

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2018; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2018, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Carmichael (1) President, Secretary, Treasurer and Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Andrew Jolly (2), Director	2018 2017	18,152 14,600	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	18,152 14,600

Alexander Shead (3), Director	2018 2017	68,250 234,00	Nil Nil	Nil Nil	78,164 Nil	Nil Nil	Nil Nil	Nil Nil	146,414 234,000

Scott Poulter (4), Executive Director	2018 2017	290,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	290,000 Nil

(1)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(2)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(3)	Alexander Shead was appointed as a director of our company on July 20, 2015. On September 26, 2017, Mr. Sheads consulting company was granted 175,000 stock options.
(4)	Scott Poulter was appointed as an Executive Director of our company on May 8, 2017.

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

On September 26, 2017, the Company granted 175,000 stock options to a Company controlled by Alex Shead. The stock options are exercisable at $0.01 per share and expire September 25, 2019.

Outstanding Equity Awards at Fiscal Year End

On January 9, 2016, we granted 934,963 share purchase warrants, exercisable at $0.001 per share and expiring January 8, 2018, to a significant shareholder of our company for consulting and finders fees. The share purchase warrants were exercised November 7, 2017.

Option Exercises

During our fiscal year ended March 31, 2018 there were no options exercised by our named officers.

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

On July 19, 2015, we granted 312,500 stock options to Dr. Carmichael. The stock options are exercisable at a price of $0.01 per share and expire on July 19, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of July 16, 2018, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of July 16, 2018, there were 41,251,590 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Neil Carmichael(3) 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	40,000(4) Common Shares	*
Andrew Jolly(5) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	24,000 Common Shares	*
Alexander Shead 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	1,081,113 Common Shares(6)	10.3%
Scott Poulter 5205 Prospect Road, Suite 135-226, San Jose, CA, 95129	7,740,139 Common Shares(7)	18.7%
Directors and Executive Officers as a Group	8,885,252 Common Shares	29.0%
Fresh Air Investments Canada Limited(2) Suite 409-221 West Esplanade North Vancouver BC Canada V7M 3J3	7,740,139 Common Shares	18.7%
Purple Investments Limited Vanterpool Plaza 2nd Floor Road Town, Tortola, British Virgin Islands	3,588,430 Common Shares	8.7%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Twynam Agricultural Group PTY L8 17-19 Bridge Street, Sydney, New South Wales 2000 Australia	3,850,000 Common Shares	9.33%
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	3,173,628 Common Shares	7.6%
Over 5% Shareholders	18,352,197 Common Shares	44.4%

*	Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 16, 2018. As of July 16, 2018, there were 41,251,590 shares of our company's common stock issued and outstanding.
(2)	Scott Poulter has a minority voting interest over shares owned by Fresh Air Investments Canada Limited.
(3)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(4)	Includes 40,000 common shares held indirectly by Neil Carmichael through 1728313 Ontario Ltd.
(5)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(6)	Includes 1,081,113 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 3,173,628 common shares held by Intrawest Overseas Limited. Securities held by Intrawest Overseas Limited are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities.
(7)	Includes 7,740,139 common shares held by Fresh Air Investments Canada Limited. Mr. Poulter does not exercise direct voting or dispositive control over these securities. However, the Hookipa Trust is a minority shareholder of Fresh Air Investments Canada Limited.

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

During the years ended March 31, 2018 and 2017, respectively, we incurred $396,402 and $488,600 in consultancy fees paid to the officers, directors and companies controlled by them.

	Year Ended
	March 31, 2018 $	March 31, 2017 $
PGG(1)	$310,000	$240,000
Alexander Consulting Group Pty Ltd, controlled by Alexander Shead	68,250	234,000
Equis Energy Limited, controlled by Andrew Jolly	18,152	14,600
Total	396,402	488,600

As at March 31, 2018 and March 31, 2017, we had amounts due to/from related parties as follows:

	March 31, 2018		March 31, 2017
Due to (from) related parties	Due from related parties(2)	Due to related parties(2)	Due from related parties(2)	Due to related parties(2)
	$	$	$	$
PGG(1)	Nil	169,557	Nil	3,920,706
Other directors	25,101	59,987	24,987	189,987
Total	25,101	229,544	24,987	4,110,693

(1)	Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipa Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel, who is also the sole director of PGG, is Scott Poulter, a Director of the Company effective May 8, 2017.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2018 and for fiscal year ended March 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2018 $	March 31, 2017 $
Audit Fees	$17,500	$23,000
Audit Related Fees	15,500	18,200
Tax Fees	-	-
All Other Fees	-	-
Total	33,000	41,200

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 16, 2018	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2018	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 16, 2018	By:	/s/ Scott Poulter
Scott Poulter
Executive Director

Dated: July 16, 2018	By:	/s/ Andrew Jolly
Andrew Jolly
Director