Form 10-Q
period 2018-06-30
Pacific Green Technologies Inc.
filed 2018-08-20
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

43,208,923 common shares issued and outstanding as of August 15, 2018.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–2

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Statements of Cash Flows	F–4

Notes to the Condensed Consolidated Financial Statements	F–5

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2018 $	March 31, 2018 $
	(unaudited)
ASSETS

Cash	2,307,735	229,882
Amounts receivable	6,354	4,912
Prepaid expenses and deposits	524,994	72,032
Due from related parties (Note 8)	25,101	25,101

Total Current Assets	2,864,184	331,927

Lease receivable (Note 3)	1,995,000	1,995,000
Property and equipment (Note 4)	13,444	15,800
Intangible assets (Note 5)	10,403,115	10,622,068

Total Assets	15,275,743	12,964,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 8)	714,130	888,760
Convertible debenture (Note 6)	30,000	30,000
Due to related parties (Note 8)	79,724	229,544
Derivative liability (Note 7)	220,652	75,505

Total Liabilities	1,044,506	1,223,809

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 43,208,923 and 40,757,415 shares issued and outstanding, respectively	43,209	40,757

Common stock issuable (Note 9)	–	206,675

Additional paid-in capital	82,647,069	78,989,346

Accumulated other comprehensive income	154,029	268,259

Deficit	(68,613,070)	(67,764,051)

Total Stockholders’ Equity	14,231,237	11,740,986

Total Liabilities and Stockholders’ Equity	15,275,743	12,964,795

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2018 $	Three Months Ended June 30, 2017 $

Operating expenses

Advertising and promotion	34,517	15,850
Amortization of intangible assets	218,953	218,953
Consulting fees (Note 8)	357,084	101,803
Depreciation	2,356	2,356
Foreign exchange loss (gain)	(144,729)	98,471
Office and miscellaneous	62,643	46,831
Professional fees	69,542	39,529
Research and development	–	52,304
Transfer agent and filing fees	17,022	13,301
Travel	83,494	50,419

Total operating expenses	700,882	639,817

Loss before other expenses	(700,882)	(639,817)

Other expenses

Loss on change in fair value of derivative liability (Note 7)	(145,147)	(105,060)
Interest expense	(2,990)	(268,703)

Total other expenses	(148,137)	(373,763)

Net loss for the period	(849,019)	(1,013,580)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(114,230)	44,050

Comprehensive loss for the period	(963,249)	(969,530)

Net loss per share, basic and diluted	(0.02)	(0.04)

Weighted average number of shares outstanding	41,641,116	26,467,393

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2018 $	Three Months Ended June 30, 2017 $

Operating Activities

Net loss for the period	(849,019)	(1,013,580)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	–	33,438
Amortization of intangible assets	218,953	218,953
Depreciation	2,356	2,356
Imputed interest	–	225,000
Loss on change in fair value of derivative liability	145,147	105,060
Stock issued for services	189,467	–

Changes in operating assets and liabilities:
Amounts receivable	(1,442)	20,723
Prepaid expenses and deposits	(124,929)	(135,567)
Due from related parties	–	(94)
Accounts payable and accrued liabilities	(174,629)	(137,618)
Due to related parties	(124,719)	63,837

Net Cash Used In Operating Activities	(718,815)	(617,492)

Investing Activities

Additions of property and equipment	–	(87,647)

Net Cash Used In Investing Activities	–	(87,647)

Financing Activities

Repayments to related parties	–	(331,783)
Repayment of loan payable	–	(30,917)
Proceeds from issuance of common stock	2,936,000	1,170,000

Net Cash Provided by Financing Activities	2,936,000	807,300

Effect of Foreign Exchange Rate Changes on Cash	(139,332)	43,311

Change in Cash	2,077,853	145,472

Cash, Beginning of Period	229,882	382,167

Cash, End of Period	2,307,735	527,639

Non-cash Investing and Financing Activities:
Stock issued for services included in prepaid expenses	328,033	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to generate profitable operations. As at June 30, 2018, the Company has begun commercial sales generating revenues; the Company has an accumulated deficit of $68,613,070 since inception. A history of significant losses raises doubts regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Marine Technologies Ltd. (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”) PGT Technologies (Canada) Ltd (“PGT CAN”)	Wholly-owned subsidiary Wholly-owned subsidiary
Energy Park Sutton Bridge Ltd. (“EPSB”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

All inter-company balances and transactions have been eliminated.

(b)	Financial Instruments and Fair Value Measurements

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(b)	Financial Instruments and Fair Value Measurements (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, convertible debenture, and derivative liability. The recorded values of these financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	2,307,735	–	–
Derivative liability	–	220,652	–

Total	2,307,735	220,652	–

During the three months ended June 30, 2018, the Company recognized a loss on the change in fair value of derivative liability of $145,147 (2017 – $105,060).

(c)	Recent Accounting Pronouncements

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

In December 2017, the Company completed the installation and the accounting sale of a constructed scrubber system. The Company’s investment in sales-type lease as at June 30, 2018, consists of an amount due from the customer under a long-term lease arrangement. No amount has been allocated to residual value or other deliverables; accordingly, the amount presented in the balance sheet represents the present value of amounts due under the energy management contract. The entire amount is presented as a long-term receivable.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

4.	Property and Equipment

	Cost $	Accumulated amortization $	June 30, 2018 Net carrying value $	March 31, 2018 Net carrying value $

Furniture and equipment	4,155	1,454	2,701	2,908
Leasehold improvements	25,784	15,041	10,743	12,892

Total	29,939	16,495	13,444	15,800

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2018 Net carrying value $	March 31, 2018 Net carrying value $

Patents and technical information	35,852,555	(4,992,185)	(20,457,255)	10,403,115	10,622,068

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

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears guaranteed interest at 10% and default interest at 20% per annum, and was due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. In the event of a default, the discount shall be permanently increased by 10%.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On August 10, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at June 30, 2018, the carrying value of the debenture was $30,000 (March 31, 2018 - $30,000) and the fair value of the derivative liability was $220,652 (March 31, 2018 - $75,505).

7.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 7 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended June 30, 2018, the Company recorded a loss on the change in fair value of derivative liability of $145,147 (2017 – $105,060). As at June 30, 2018, the Company recorded derivative liability of $220,652 (March 31, 2018 - $75,505).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liability (continued)

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at June 30, 2018, assuming no expected dividends:

As at June 30, 2018

Estimated common stock issuable upon conversion	163,322
Estimated exercise price per common share	0.40
Risk-free interest rate	1.0%
Expected volatility	106%
Expected life (in years)	0.25

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2018	75,505

Mark to market adjustment	145,147

Balance, June 30, 2018	220,652

8.	Related Party Transactions

(a)	As at June 30, 2018, the Company was owed $25,101 (March 31, 2018 - $25,101) from a shareholder of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at June 30, 2018, the Company owed $19,737 (March 31, 2018 – $198,175) to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $nil (March 31, 2018 - $28,618) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As at June 30, 2018, the Company owed $67,905 (March 31, 2018 – $64,195) to directors of the Company, of which $7,918 (March 31, 2018 - $4,208) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the three months ended June 30, 2018, the Company incurred $65,000 (2017 – $60,000) in consulting fees to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations.

(e)	During the three months ended June 30, 2018, the Company incurred $60,000 (2017 – $20,000) in consulting fees to a company controlled by a director of the Company.

(f)	During the three months ended June 30, 2018, the Company incurred $3,750 (2017 – $3,837) in consulting fees to a company controlled by a director of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

9.	Common Stock

(a)	On April 28, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675, which was recorded as common stock issuable as at March 31, 2018.

(b)	On May 28, 2018, the Company entered into securities purchase agreements (“SPA’s”) with seven investors. The SPA’s include subscription agreements for 1,957,333 shares of common stock and 1,957,333 share purchase warrants exercisable at a price of $2.50 per share expiring on July 1, 2020 for proceeds of $2,936,000. Upon the Company meeting a specified sales target by December 31, 2018, the investors must complete conditional subscriptions of an additional 1,342,665 shares of common stock and 1,342,665 share purchase warrants exercisable at a price of $2.50 per share expiring on July 1, 2020 at $1.50 per unit on or before January 10, 2019. If the Company fails to achieve the specified sales target, then the investors have the option to complete the conditional subscription agreements for the purchase of an additional 1,853,998 shares of common stock and 1,853,998 share purchase warrants exercisable at $2.00 per share expiring on July 1, 2020 for $1.00 per unit on or before January 15, 2019.

(c)	On June 12, 2018, the Company issued 287,500 shares of common stock with a fair value of $517,500 to three consultants, in lieu of a cash payment, for six months of consulting services. As at June 30, 2018, $328,033 of the value of the shares remains in prepaid expenses to be recognized over the remaining term of service.

10.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00

Issued	1,957,333	2.50

Balance, June 30, 2018	3,457,333	1.85

As at June 30, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

500,000	1.00	November 23, 2018
1,000,000	1.00	November 23, 2019
1,957,333	2.50	July 1, 2020

3,457,333

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

11.	Stock Options

The following table summarizes the continuity of stock options issued and outstanding:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	0.7	478,375

Balance, June 30, 2018	537,500	0.01	0.4	935,250

Additional information regarding stock options outstanding as at June 30, 2018 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
0.01	537,500	0.4	0.01

12.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China.

	June 30, 2018
	United States $	Europe $	Total $

Lease receivable	–	1,995,000	1,995,000
Property and equipment	13,444	–	13,444
Intangible assets	10,403,115	–	10,403,115

Total non-current assets	10,416,559	1,995,000	12,441,559

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

13.	Commitments

(a)	On November 17, 2015, PGTC entered into a commercial joint venture agreement (the “Agreement”) with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product and provide a technology license and technical support (the “Technology”) to the Supplier. During the term of the Agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Peoples’ Republic of China.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, Pacific Green Marine Technologies Ltd, a United Kingdom corporation, Pacific Green Technologies International Limited, a British Virgin Islands corporation, and its wholly owned subsidiary, Energy Park Sutton Bridge, a United Kingdom corporation, PGT Technologies (Canada) Ltd, a Canadian corporation, Pacific Green Technologies Asia Limited, and its wholly owned subsidiary, Pacific Green Technologies China Limited, both Hong Kong companies.

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

Historical Business Overview

On May 1, 2010 we entered into a consulting agreement with Sichel Limited. Sichel has investigated new opportunities for us and has subscribed for new shares of our company’s common stock. The consulting agreement entitles Sichel to $20,000 per calendar month. With an effective date of March 31, 2013, the consulting agreement, along with all amounts owed to Sichel, were assigned to Pacific Green Group Limited (“PGG”). As at our year ended March 31, 2017 we owed Sichel $nil and we owed PGG approximately $3,945,833 in loans and unpaid management fees. Pursuant to the terms of the consulting agreement, if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock, and if we are unable to pay the monthly consulting fee, PGG may elect to be paid in shares of stock.

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

The Company manufactured the components for an ENVI-Marine unit that was installed in Union Maritimes’ (Union) MV Westminster chemical ship during the summer of 2017. Under the terms of an Energy Management Lease dated December 16, 2016, Union will make quarterly payments to the Company determined on their savings realized by the ENVI-Marine units’ operation up to an aggregate of $1,995,000.

The Company has been actively marketing its ENVI-Marine™ units to ship brokers and ship owners.

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

Following the signing of a joint venture agreement with Power China SPEM, an ENVI-Clean™ was sold to a steelworks company in Yancheng to remove SO2 from its 93MW gas combustion powerplant.

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

Securing additional financial and human capital

We have limited capital and four directors. It is anticipated that we will expand our management team to fully exploit the representation agreement and it will also therefore be necessary to raise financial capital. We anticipate that we will need to raise additional financial capital through equity issuances, debt instruments and guarantees.

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

On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with PowerChina (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended June 30, 2018 and 2017.

Our net loss for the three month periods ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended
	June 30,
	2018	2017
Advertising and promotion	$34,517	$15,850
Amortization of intangible assets	$218,953	$218,953
Consulting fees	$357,084	$101,803
Depreciation	$2,356	$2,356
Foreign exchange loss (gain)	$(144,729)	$98,471
Office and miscellaneous	$62,643	$46,831
Professional fees	$69,542	$39,529
Research and Development	$-	$52,304
Transfer agent and filing fees	$17,022	$13,301
Travel	$83,494	$50,419
Interest expense	$(2,990)	$(268,703)
Loss on change in fair value of derivative liabilities	$(145,147)	$(105,060)
Net Loss	$(849,019)	$(1,013,580)

Expenses for the three month period ended June 30, 2018 were $700,882 as compared to $639,817 for the three month period ended June 30, 2017. The increase in expenses was primarily in consulting fees and travel, with an offsetting reduction research and development expenses and a foreign exchange gain.

For the three month period ended June 30, 2018, our company had a net loss of $849,019 ($0.02 per share) compared to a net loss of $1,013,580 ($0.04 per share) for the three month period ended June 30, 2017. In addition to the operating expenses noted above, for the three month period ended June 30, 2018, our company had interest expense of $2,990 and loss on change in fair value of derivative liabilities of $145,147 as compared to interest expense of $268,703 and loss on change in fair value of derivative liabilities of $105,060 for the three month period ended June 30, 2017. The decrease in net loss is primarily due to foreign exchange gains and a decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2018	As at March 31, 2018
Current Assets	$2,864,184	$331,927
Current Liabilities	$1,044,506	$1,223,809
Working Capital (Deficit)	$1,819,678	$(891,882)

Cash Flows

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net cash used in operating activities	$(718,815)	$(617,492)
Net cash provided by investing activities	$-	$(87,647)
Net cash provided by financing activities	$2,936,000	$807,300
Effect of foreign exchange	$(139,332)	$43,311
Net increase in cash	$2,077,853	$145,472
Cash, End of Period	$2,307,735	$527,639

As of June 30, 2018, we had $2,307,735 in cash, other current assets of 556,449, a long-term lease receivable of $1,995,000, and total liabilities of $1,044,506. As of March 31, 2018, we had working capital of $1,819,678.

During the three months ended June 30, 2018, we spent $718,815 on operating activities, whereas $617,492 was spent on operating activities for the three month period ended June 30, 2017.

During the three months ended June 30, 2018, we used $Nil in investing activities, whereas we used $87,647 in investing activities during the three months ended June 30, 2017.

During the three months ended June 30, 2018, we received $2,936,000 from financing activities, which consisted of proceeds from securities purchase agreements, whereas we received $807,300 from financing activities during the three months ended June 30, 2017.

Anticipated Cash Requirements

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

Description	Estimated Expenses ($)
Legal and accounting fees	200,000
Marketing and advertising	150,000
Investor relations and capital raising	50,000
Engineering, research and technical development	400,000
Travel	250,000
Management and operating costs	250,000
Salaries and consulting fees	450,000
General and administrative expenses	250,000
Total	2,000,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we require a minimum of $2,000,000 to proceed with our business plan over the next 12 months. As of June 30, 2018, we had $2,307,735 cash on hand

Should our business plans change, requiring additional cash resources, we would intend to raise the balance of our cash requirements from private placements, the exercise of warrants and options, or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Going Concern

Our consolidated financial statements for the three month period ended June 30, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to generate profitable operations. As at June 30, 2018, the Company has begun commercial sales generating revenues; the Company has an accumulated deficit of $68,613,070 since inception. A history of significant losses raises doubts regarding the Company’s ability to continue as a going concern.

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

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. At this time, management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, management has implemented certain controls and procedures to mitigate material weakness previously identified by management in the company’s internal controls over financial reporting.

Cash Controls – The Company’s implemented dual authorization processes for banking transactions and segregated, where possible, accounting and payment procedures.

Information Technology Controls – The Company’s revised its policies around data retention, to include routine daily server backups and off-site cloud storage for organizational data and expanded upon its firewall and network security measures.

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

Item 2. Unregistered Sales of Equity Securities

On April 28, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675.  The securities were issued to three (3) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended

On May 29, 2018, the Company issued 1,957,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $2,936,000.  The securities were issued to seven (7) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)

Exhibit Number	Description

10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 20, 2018	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

