Form 10-Q
period 2018-09-30
Pacific Green Technologies Inc.
filed 2018-11-19
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

43,503,923 common shares issued and outstanding as of November 16, 2018.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the six month period ended September 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to the Condensed Consolidated Financial Statements	F–4

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2018 $	March 31, 2018 $
	(unaudited)
ASSETS

Cash	875,968	229,882
Amounts receivable	11,014	4,912
Prepaid expenses and deposits (Note 9)	978,562	72,032
Due from related parties (Note 8)	25,095	25,101

Total Current Assets	1,890,639	331,927

Lease receivable (Note 3)	1,995,000	1,995,000
Property and equipment (Note 4)	11,088	15,800
Intangible assets (Note 5)	10,184,161	10,622,068

Total Assets	14,080,888	12,964,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	765,756	888,760
Convertible debenture (Note 6)	30,000	30,000
Due to related parties (Note 8)	79,224	229,544
Derivative liability (Note 7)	256,371	75,505

Total Liabilities	1,131,351	1,223,809

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Subsequent Events (Note 14)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 43,403,923 and 40,757,415 shares issued and outstanding, respectively	43,404	40,757

Common stock issuable (Note 9)	–	206,675

Additional paid-in capital	83,097,123	78,989,346

Accumulated other comprehensive income	152,135	268,259

Deficit	(70,343,125)	(67,764,051)

Total Stockholders’ Equity	12,949,537	11,740,986

Total Liabilities and Stockholders’ Equity	14,080,888	12,964,795

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2018 $	Three Months Ended September 30, 2017 $	Six Months Ended September 30, 2018 $	Six Months Ended September 30, 2017 $

Expenses

Advertising and promotion	69,425	8,100	103,942	23,950
Amortization of intangible assets (Note 5)	218,954	218,953	437,907	437,906
Consulting fees (Note 8)	830,887	76,996	1,187,971	178,799
Depreciation (Note 4)	2,356	2,357	4,712	4,713
Foreign exchange loss (gain)	(20,845)	(50,556)	(165,574)	47,915
Office and miscellaneous	17,653	16,866	80,296	63,697
Professional fees	88,405	49,760	157,947	89,289
Research and development	–	377,660	–	429,964
Salaries and wages	171,364	–	171,364	–
Stock-based compensation (Note 11)	174,249	–	174,249	–
Transfer agent and filing fees	10,359	12,550	27,381	25,851
Travel	128,494	75,919	211,988	126,338

Total expenses	1,691,301	788,605	2,392,183	1,428,422

Loss before other income (expenses)	(1,691,301)	(788,605)	(2,392,183)	(1,428,422)

Other income (expenses)

Gain on extinguishment of debt	–	97,631	–	97,631
Loss on change in fair value of derivative liability (Note 7)	(35,719)	(179,309)	(180,866)	(284,369)
Impairment of property and equipment	–	(290,580)	–	(290,580)
Interest expense (Notes 6 and 7)	(3,035)	(75,296)	(6,025)	(343,999)

Total other income (expense)	(38,754)	(447,554)	(186,891)	(821,317)

Net loss for the period	(1,730,055)	(1,236,159)	(2,579,074)	(2,249,739)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(1,894)	(1,946)	(116,124)	42,104

Comprehensive loss for the period	(1,731,949)	(1,238,105)	(2,695,198)	(2,207,635)

Net loss per share, basic and diluted	(0.04)	(0.04)	(0.06)	(0.08)

Weighted average number of shares outstanding	43,234,278	27,585,317	42,454,659	27,378,218

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2018 $	Six Months Ended September 30, 2017 $

Operating Activities

Net loss for the period	(2,579,074)	(2,249,739)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debenture	–	33,348
Amortization of intangible assets	437,907	437,906
Impairment of property and equipment	–	290,580
Imputed interest	–	306,662
Depreciation	4,712	4,713
Gain on extinguishment of debt	–	(97,631)
Loss on change in fair value of derivative liability	180,866	284,369
Stock-based compensation	174,249	9,900
Stock issued for services	793,000	–

Changes in operating assets and liabilities:
Amounts receivable	(6,102)	20,613
Prepaid expenses	(906,530)	(60,013)
Due from related parties	6	(201)
Accounts payable and accrued liabilities	(123,004)	215,521
Due to related parties	(149,820)	10,000

Net Cash Used In Operating Activities	(2,173,790)	(793,972)

Investing Activities

Purchase of property and equipment	–	(669,466)

Net Cash Used In Investing Activities	–	(669,466)

Financing Activities

Proceeds from issuance of common stock	2,936,000	1,470,000
Repayments to related parties	–	(222,450)
Repayment of loan payable	–	(56,666)

Net Cash Provided by Financing Activities	2,936,000	1,190,884

Effect of Foreign Exchange Rate Changes on Cash	(116,124)	40,800

Change in Cash	646,086	(231,754)

Cash, Beginning of Period	229,882	382,167

Cash, End of Period	875,968	150,413

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	–	85,483
Amount due to related parties settled with common stock	500	3,636,595
Amount due to related parties settled with stock options	–	78,165
Convertible debenture settled with common stock	–	20,000
Derivative liability settled with common stock	–	107,545
Loan payable settled with common stock	–	319,418
Note payable settled with common stock	–	5,000,000
Stock issued for services included in prepaid expenses	251,537	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to generate profitable operations. As at September 30, 2018, the Company has begun commercial sales generating revenues; the Company has an accumulated deficit of $70,343,125 since inception. A history of significant losses raises doubts regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and the following active entities:

Pacific Green Marine Technologies Ltd. (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (“PGMTI”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
PGT Technologies (Canada) Ltd (“PGT CAN”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

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

September 30, 2018

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	875,968	–	–
Derivative liability	–	256,371	–

Total	875,968	256,371	–

During the six months ended September 30, 2018, the Company recognized a loss on the change in fair value of derivative liability of $180,866 (2017 – $284,369).

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

4.	Property and Equipment

	Cost $	Accumulated amortization $	September 30, 2018 Net carrying value $	March 31, 2018 Net carrying value $

Furniture and equipment	4,155	1,662	2,493	2,908
Leasehold improvements	25,784	17,189	8,595	12,892

	29,939	18,851	11,088	15,800

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2018 Net carrying value $	March 31, 2018 Net carrying value $

Patents and technical information	35,852,555	(5,211,139)	(20,457,255)	10,184,161	10,622,068

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

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On August 10, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at September 30, 2018, the carrying value of the debenture was $30,000 (March 31, 2018 - $30,000) and the fair value of the derivative liability was $256,371 (March 31, 2018 - $75,505).

7.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 6 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended September 30, 2018, the Company recorded a loss on the change in fair value of derivative liability of $180,866 (2017 – $284,368). As at September 30, 2018, the Company recorded derivative liability of $256,371 (March 31, 2018 - $75,505).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

7.	Derivative Liability (continued)

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at September 30, 2018, assuming no expected dividends:

As at September 30, 2018

Estimated common stock issuable upon conversion	170,797
Estimated exercise price per common share	0.40
Risk-free interest rate	2.19%
Expected volatility	87%
Expected life (in years)	0.25

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2018	75,505

Mark to market adjustment	180,866

Balance, September 30, 2018	256,371

8.	Related Party Transactions

(a)	As at September 30, 2018, the Company was owed $25,095 (March 31, 2018 - $25,101) from a shareholder of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at September 30, 2018, the Company owed $19,737 (March 31, 2018 – $198,175) to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $nil (March 31, 2018 - $28,618) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As at September 30, 2018, the Company owed $71,235 (March 31, 2018 – $64,195) to directors of the Company, of which $11,748 (March 31, 2018 - $4,208) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the six months ended September 30, 2018, the Company incurred $125,000 (2017 – $120,000) in consulting fees to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations.

(e)	During the six months ended September 30, 2018, the Company incurred $120,000 (2017 – $20,000) in consulting fees to a company controlled by a director of the Company.

9.	Common Stock

(a)	On April 28, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675, which was recorded as common stock issuable as at March 31, 2018.

(b)	On May 28, 2018, the Company entered into securities purchase agreements (“SPA’s”) with seven investors. The SPA’s include subscription agreements for 1,957,333 shares of common stock at a price of $1.50 per share for proceeds of $2,936,000, and 1,957,333 share purchase warrants exercisable at a price of $2.50 per share expiring on July 1, 2020. The SPA’s included conditional subscription agreements for the purchase of an additional 1,342,665 shares of common stock and 1,342,665 share purchase warrants exercisable at $2.50 per share expiring on July 1, 2020. Upon the Company meeting a specified sales target by December 31, 2018, the conditional subscriptions will be completed at $1.50 per unit on or before January 10, 2019. If the Company fails to achieve the specified sales target, then the investors have the option to complete the conditional subscription agreements for the purchase of an additional 1,853,998 shares of common stock and 1,853,998 share purchase warrants exercisable at $2.00 per share expiring on July 1, 2020 for $2.00 per unit on or before January 15, 2019.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

9.	Common Stock (continued)

(c)	On June 12, 2018, the Company issued 287,500 shares of common stock with a fair value of $517,500 to three consultants for consulting services. As at September 30, 2018, $67,869 of the value of the shares remains in prepaid expenses to be recognized over the remaining term of service.

(d)	On July 5, 2018, the Company issued 50,000 shares of common stock for the settlement of $500 owed to a director of the Company pursuant to the exercise of stock options.

(e)	On September 28, 2018, the Company issued 145,000 shares of common stock with a fair value of $275,000 to seven consultants for consulting services. As at September 30, 2018, $183,668 of the value of the shares remains in prepaid expenses to be recognized over the remaining term of service.

10.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00

Issued	1,957,333	2.50

Balance, September 30, 2018	3,457,333	1.85

As at September 30, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

500,000	1.00	November 23, 2018
1,000,000	1.00	November 23, 2019
1,957,333	2.50	July 1, 2020

3,457,333

11.	Stock Options

The following table summarizes the continuity of stock options issued and outstanding:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	478,375
Granted	100,000	0.01
Exercised	(50,000)	0.01

Balance, September 30, 2018	587,500	0.01	1,110,375

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

11.	Stock Options (continued)

Additional information regarding stock options outstanding as at September 30, 2018 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
0.01	587,500	0.9	0.01

On July 1, 2018, the Company granted 100,000 stock options to a consultant to the Company. The stock options are exercisable at $0.01 per share for a period of two years. The options were recorded at their fair value of $174,249 or $1.74 per option at the time of grant.

On September 26, 2017, the Company granted 175,000 stock options to a company controlled by a director of the Company. The stock options are exercisable at $0.01 per share for a two year term. These stock options were issued in exchange for management services previously accrued at $175,000 and have been recorded at their fair value of $78,165 as estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

The fairs values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following assumptions:

	Six months ended September 30, 2018	Six months ended September 30, 2017

Risk-free interest rate	2.53%	1.45%
Expected life (in years)	2	2
Expected volatility	196%	251%

On July 17, 2018, the Company extended the life of 312,500 stock options previously granted to the Company’s President and Chief Executive Officer. The expiry date of the stock options was extended from July 18, 2018 to April 30, 2019. The extension of the stock options did not result in any incremental compensation cost. The fair value was estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures.

12.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China.

	September 30, 2018
	United States $	United Kingdom $	China $	Total $

Lease receivable	–	1,995,000	–	1,995,000
Property and equipment	11,088	–	–	11,088
Intangible assets	10,184,161	–	–	10,184,161

Total non-current assets	10,195,249	1,995,000	–	12,190,249

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

13.	Commitments

(a)	On August 4, 2016, the Company entered into a three-year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2019	31,057
2020	39,339

70,396

(b)	On January 1, 2017, PGTC entered into a one year tooling development agreement with a non-related party to begin tooling for pending projects in advance of orders to facilitate shorter delivery times. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the one year anniversary of the acceptance of the system.

(c)	On January 1, 2017, PGTC entered into a nine month sales and marketing agreement with a non-related party to conduct sales and marketing services for the scrubber system in China. Pursuant to the agreement, PGTC will pay $160,198 (RMB1,050,000), on the nine month anniversary of the acceptance of the system.

(d)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

14.	Subsequent Events

(a)	On October 10, 2018, the Company issued 100,000 shares of common stock for proceeds of $1,000 pursuant to the exercise of stock options.

(b)	On November 1, 2018, the Company received proceeds of $500,000 for 500,000 shares of common stock to be issued pursuant to the exercise of share purchase warrants.

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

Our management believes that the ENVI-Clean™ system has significant competitive advantages in the market for emission control systems including:

1.	Efficiency: tests performed at an 84MW coal power plant in West Virginia (USA) indicate that the ENVI-Clean™ system removed on average 99.3% of sulfur dioxide over a three day period from the plant’s emissions;
2.	Low Capital Cost: the system has a compact and flexible footprint relative to competitive products. For electricity generation applications, EnviroTechnologies’ system is priced for market at approximately $90 per kilowatt of electricity generation. In comparison, industry consultants state that comparable systems in North America are typically priced at $300-500 per kilowatt (Source: High Energy Services/Babcock & Wilcox-wet scrubber systems for SO2 removal in North America);
3.	Low Ongoing Operating Cost: the ENVI-Clean™ system is more affordable in the long term for customers compared to competitor products;
4.	New and Retrofit Applications: for retrofit applications in particular (as required by the 2011 EPA Boiler MACT Requirements), the system is considered by management to be more compact and adaptable than rival systems;
5.	Scalability: the ENVI-Clean™ system can be adapted for the largest power stations but also smaller applications such as diesel marine engines. It can also remove multiple pollutants in a single system, unlike much of the competition.

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

The purpose of incorporating PGT was to utilize local knowledge and contacts to build a platform for sales in the following regions: Western Europe, Eastern Europe, Russian Federation, Turkey, Middle East, Azerbaijan, Kazakhstan and Africa. However, our company has found that the cost to have physical presence in UK far out weights the benefit. As a result, PGT is now in the process of being dissolved as of the date of the filing of this annual report.

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

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP£2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company. Effective September 1, 2014, the monthly fee for Dr. Jolly was reduced to GBP£1,000 (approximately $1,617).

On October 11, 2013, we entered into share exchange agreements with certain shareholders of EnviroTechnologies. Pursuant to the terms of the agreements, we agreed to acquire 674,107 issued and outstanding common shares of EnviroTechnologies from the shareholders in exchange for shares of common stock of our company on a 1 for 10 basis.

On December 18, 2013, we announced that our company engaged BlueMount Capital to spearhead the development of its proprietary emission control technologies, ENVI-Clean™ and ENVI-Pure™, in the People’s Republic of China (“PRC”). In addition to corporate finance advisory services both within and outside China, BlueMount offers a tailored service to clients wishing to enter the PRC market with a particular emphasis on companies that own proprietary technology, intellectual property and expertise. To that end, BlueMount provides a comprehensive suite of services to enhance the effectiveness and long-term sustainability of foreign brands entering the PRC market. Our Company’s strategic objective is to establish an operating presence in China with established local partners and rapidly rollout its technologies.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the six months ended September 30, 2018 and 2017.

Our net loss for the six month periods ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Advertising and promotion	$69,425	$8,100	$103,942	$23,950
Amortization of intangible assets	$218,954	$218,953	$437,907	$437,906
Consulting fees	$830,887	$76,996	$1,187,971	$178,799
Depreciation	$2,356	$2,357	$4,712	$4,713
Foreign exchange loss (gain)	$(20,845)	$(50,556)	$(165,574)	$47,915
Office and miscellaneous	$17,653	$16,866	$80,296	$63,697
Professional fees	$88,405	$49,760	$157,947	$89,289
Research and development	$-	$377,660	$-	$429,964
Salaries and wages	$171,364	$-	171,364	-
Stock-based compensation	$174,249	$-	174,249	-
Transfer agent and filing fees	$10,359	$12,550	$27,381	$25,851
Travel	$128,494	$75,919	$211,988	$126,338
Interest expense	$3,035	$75,296	$6,025	$343,999
Impairment of property and equipment	$-	$290,580	$-	$290,580
Gain on extinguishment of debt	$-	$(97,631)	$-	$(97,631)
Loss on change in fair value of derivative liabilities	$35,719	$179,309	$180,866	$284,369
Net Loss	$(1,730,055)	$(1,236,159)	$(2,579,074)	$(2,249,739)

Operating expenses for the six month period ended September 30, 2018 were $2,392,183 as compared to $1,428,422 for the six month period ended September 30, 2017. The increase in expenses was primarily in advertising and promotion, consulting fees, and travel as part of the Company’s efforts to market its product and services to ship owners globally.

For the three month period ended September 30, 2018, our Company had a net loss of $1,730,055 ($0.04 per share) compared to a net loss of $1,236,159 ($0.04 per share) for the three month period ended September 30, 2017. In addition to the operating expenses noted above, for the three month period ended September 30, 2018, our company had interest expense of $3,035 and loss on change in fair value of derivative liabilities of $35,719 as compared to interest expense of $75,296, gain on extinguishment of debt of $97,631, impairment of property and equipment of $290,580 and a loss on change in fair value of derivative liabilities of $179,309 for the three month period ended September 30, 2017. The increase in net loss is primarily related to increases in consulting, salaries and wages and stock-based compensation and a decrease in impairment on property and equipment.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2018	As at March 31, 2018
Current Assets	$1,890,639	$331,927
Current Liabilities	$1,131,351	$1,223,809
Working Capital (Deficit)	$759,288	$(891,882)

Cash Flows

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Net cash used in operating activities	$(2,173,790)	$(793,972)
Net cash used in investing activities	$-	$(669,466)
Net cash provided by financing activities	$2,936,000	$1,190,844
Effect of foreign exchange	$(116,124)	$40,800
Net increase in cash	$646,086	$(231,754)
Cash, End of Period	$875,968	$150,413

As of September 30, 2018, we had $875,968 in cash, other current assets of $1,014,671, a long-term lease receivable of $1,995,000, and total liabilities of $1,131,351. As of March 31, 2018, we had working capital of $759,288.

During the six months ended September 30, 2018, we spent $2,173,790 on operating activities, whereas $793,972 was spent on operating activities for the six month period ended September 30, 2017.

During the six months ended September 30, 2018, we used $Nil in investing activities, whereas we used $669,466 in investing activities during the six months ended September 30, 2017.

During the six months ended September 30, 2018, we received $2,936,000 from financing activities, which consisted of proceeds from securities purchase agreements, whereas we received $1,190,884 from financing activities during the six months ended September 30, 2017.

Anticipated Cash Requirements

We may require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months will be approximately $3,150,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	300,000
Marketing and advertising	250,000
Investor relations and capital raising	150,000
Engineering, research and technical development	600,000
Travel	450,000
Management and operating costs	500,000
Salaries and consulting fees	650,000
General and administrative expenses	250,000
Total	3,150,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and rent and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we require a minimum of $2,300,000 to proceed with our business plan over the next 12 months. As of September 30, 2018, we had $875,968 cash on hand

Should our business plans change, requiring additional cash resources, we would intend to raise the balance of our cash requirements from private placements, the exercise of warrants and options, or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Going Concern

Our condensed consolidated financial statements for the six month period ended September 30, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to generate profitable operations. As at September 30, 2018, the Company has begun commercial sales generating revenues; the Company has an accumulated deficit of $70,343,125. A history of significant losses raises doubts regarding the Company’s ability to continue as a going concern.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)

Exhibit Number	Description
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)

Exhibit Number	Description
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 19, 2018	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)