Form 10-Q
period 2018-12-31
Pacific Green Technologies Inc.
filed 2019-02-19
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

44,080,846 common shares issued and outstanding as of February 18, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the nine month period ended December 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1
Condensed Consolidated Statements of Operations and Comprehensive Loss	F–2
Condensed Consolidated Statements of Cash Flows	F–3
Notes to the Condensed Consolidated Financial Statements	F–4

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2018 $	March 31, 2018 $
	(unaudited)
ASSETS
Cash	3,677,371	229,882
Amounts receivable	30,437	4,912
Work in progress	7,597,498	–
Prepaid expenses and deposits	125,504	72,032
Loan receivable (Note 3)	286,351	–
Due from related party (Note 9)	–	25,101
Total Current Assets	11,717,161	331,927
Lease receivable (Note 4)	1,995,000	1,995,000
Property and equipment (Note 5)	8,731	15,800
Intangible assets (Note 6)	9,965,209	10,622,068
Total Assets	23,686,101	12,964,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 9)	3,236,636	888,760
Customer deposits	8,652,677	–
Convertible debenture (Note 7)	30,000	30,000
Due to related parties (Note 9)	308,228	229,544
Derivative liability (Note 8)	374,607	75,505
Total Liabilities	12,602,148	1,223,809
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 14)
Subsequent Event (Note 15)
Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value 44,080,846 and 40,757,415 shares issued and outstanding, respectively	44,081	40,757
Common stock issuable (Note 10)	119,975	206,675
Additional paid-in capital	88,267,579	78,989,346
Accumulated other comprehensive income	534,262	268,259
Deficit	(77,881,944)	(67,764,051)
Total Stockholders’ Equity	11,083,953	11,740,986
Total Liabilities and Stockholders’ Equity	23,686,101	12,964,795

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2018 $	Three Months Ended December 31, 2017 $	Nine Months Ended December 31, 2018 $	Nine Months Ended December 31, 2017 $

Revenue	–	1,995,000	–	1,995,000
Cost of goods sold	–	1,856,108	–	1,856,108
Gross Profit	–	138,892	–	138,892
Expenses
Advertising and promotion	82,851	45,235	186,793	69,185
Amortization of intangible assets (Note 6)	218,952	218,953	656,859	656,859
Consulting fees (Note 9)	1,221,726	403,184	2,409,697	581,983
Depreciation (Note 5)	2,357	2,356	7,069	7,069
Foreign exchange loss	403,619	1,955	238,045	49,870
Office and miscellaneous	126,607	25,585	206,903	89,282
Professional fees	234,157	175,616	392,104	264,905
Research and development	–	581,742	–	1,011,706
Salaries and wages	181,885	–	353,249	–
Stock-based compensation (Note 12)	4,570,133	–	4,744,382	–
Transfer agent and filing fees	907	5,284	28,288	31,135
Travel	374,389	89,000	586,377	215,338
Total expenses	7,417,583	1,548,910	9,809,766	2,977,332
Loss before other income (expenses)	(7,417,583)	(1,410,018)	(9,809,766)	(2,838,440)
Other income (expenses)
Loss on extinguishment of debt	–	(114,389)	–	(16,758)
Gain (loss) on change in fair value of derivative liability (Note 7)	(118,236)	96,634	(299,102)	(187,735)
Impairment of property and equipment	–	7,641	–	(282,939)
Interest expense (Notes 7 and 8)	(3,000)	(2,500)	(9,025)	(346,499)
Total other income (expense)	(121,236)	(12,614)	(308,127)	(833,931)
Net loss for the period	(7,538,819)	(1,422,632)	(10,117,893)	(3,672,371)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	382,127	(75,374)	266,003	(33,270)
Comprehensive loss for the period	(7,156,692)	(1,498,006)	(9,851,890)	(3,705,641)
Net loss per share, basic and diluted	(0.17)	(0.04)	(0.24)	(0.12)
Weighted average number of shares outstanding	43,549,042	38,525,341	42,917,350	30,875,288

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2018 $	Nine Months Ended December 31, 2017 $

Operating Activities
Net loss for the period	(10,117,893)	(3,672,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on note payable and convertible debenture	–	33,438
Amortization of intangible assets	656,859	656,859
Depreciation	7,069	7,069
Gain on extinguishment of debt	–	16,758
Impairment of property and equipment	–	282,939
Imputed interest	–	293,478
Loss on change in fair value of derivative liability	299,102	187,735
Stock-based compensation	4,744,382	–
Stock issued for services	893,000	9,900
Changes in operating assets and liabilities:
Amounts receivable	(25,525)	20,988
Work in progress	(7,597,498)	–
Prepaid expenses	(53,472)	(45,261)
Due from related party	25,101	(200)
Accounts payable and accrued liabilities	2,347,876	439,071
Customer deposits	8,652,677
Due to related parties	79,184	175,610
Net Cash Used In Operating Activities	(89,138)	(1,593,987)
Investing Activities
Loan receivable advances	(286,351)	–
Purchase of property and equipment	–	(460,294)
Net Cash Used In Investing Activities	(286,351)	(460,294)
Financing Activities
Proceeds from issuance of common stock / share subscriptions received	3,556,975	2,851,600
Repayments to related parties	–	(338,450)
Repayment of loan payable	–	(30,917)
Net Cash Provided By Financing Activities	3,556,975	2,482,233
Effect of Foreign Exchange Rate Changes on Cash	266,003	(520,004)
Change in Cash	3,447,489	(92,052)
Cash, Beginning of Period	229,882	382,167
Cash, End of Period	3,677,371	290,115
Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	–	85,483
Amount due to related parties settled with common stock	500	3,731,681
Amount due to related parties settled with stock options	–	78,165
Convertible debenture settled with common stock	–	60,000
Derivative liability settled with common stock	–	221,956
Equipment sold under long-term sales type lease	–	1,856,108
Loan payable settled with common stock	–	350,335
Note payable settled with common stock	–	5,000,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to generate profitable operations. As at December 31, 2018, the Company is generating significant sales orders and fulfilling orders on commercial terms; the Company has an accumulated deficit of $77,881,944 since inception and a working capital deficit of $884,987. A history of significant losses raises doubts regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following active entities:

Pacific Green Marine Technologies Ltd. (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (US)(“PGMTI”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”) Pacific Green Marine Technologies Inc. (CAN)(“PGTCAN”)	Wholly-owned subsidiary Wholly-owned subsidiary
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA

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

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(b)	Financial Instruments and Fair Value Measurements (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, loan receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, convertible debenture, and derivative liability. The recorded values of these financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	3,677,371	–	–
Derivative liability	–	374,607	–
Total	3,677,371	374,607	–

During the nine months ended December 31, 2018, the Company recognized a loss on the change in fair value of derivative liability of $299,102 (2017 – $187,375).

(c)	Inventory

The Company’s inventory consists of manufacturing and installation projects in various stages of completion. Inventories are recorded at cost and consist of design, materials, and shipyard installation costs incurred. As at December 31, 2018, all inventories were considered work in progress.

(d)	Revenue Recognition

The Company derives revenue from the sale of emission control equipment.

Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

(e)	Recent Accounting Pronouncements

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

3.	Loan Receivable

As at December 31, 2018, the Company is owed $286,351 for loan advances made to a non-related party which is non-interest bearing, unsecured, and due on demand.

4.	Lease Receivable

In December 2017, the Company completed the installation and the accounting sale of a constructed scrubber system. The Company’s investment in sales-type lease as at March 31, 2018, consists of an amount due from the customer under a long-term lease arrangement. No amount has been allocated to residual value or other deliverables; accordingly, the amount presented in the consolidated balance sheet represents the present value of amounts due under the energy management contract. The entire amount is presented as a long-term receivable.

5.	Property and Equipment

	Cost $	Accumulated amortization $	December 31, 2018 Net carrying value $	March 31, 2018 Net carrying value $

Furniture and equipment	4,155	1,870	2,285	2,908
Leasehold improvements	25,784	19,338	6,446	12,892
	29,939	21,208	8,731	15,800

6.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2018 Net carrying value $	March 31, 2018 Net carrying value $

Patents and technical information	35,852,556	(5,430,092)	(20,457,255)	9,965,209	10,622,068

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

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears interest at 10% and default interest at 20% per annum, and was due on November 10, 2016. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. In the event of a default, the discount shall be permanently increased by 10%.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $110,000. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On August 10, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at December 31, 2018, the carrying value of the debenture was $30,000 (March 31, 2018 - $30,000) and the fair value of the derivative liability was $374,607 (March 31, 2018 - $75,505).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

8.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debenture disclosed in Note 7 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended December 31, 2018, the Company recorded a loss on the change in fair value of derivative liability of $299,102 (2017 – $187,735). As at December 31, 2018, the Company recorded derivative liability of $374,607 (March 31, 2018 - $75,505).

The following inputs and assumptions were used to calculate the fair value of the beneficial conversion feature of the convertible debenture outstanding as at December 31, 2018, assuming no expected dividends:

As at December 31, 2018

Estimated common stock issuable upon conversion	178,297
Estimated exercise price per common share	0.40
Risk-free interest rate	2.45%
Expected volatility	160%
Expected life (in years)	0.25

A summary of the activity of the derivative liability is shown below:

$

Balance, March 31, 2018	75,505
Mark to market adjustment	299,102
Balance, December 31, 2018	374,607

9.	Related Party Transactions

(a)	As at December 31, 2018, the Company owed $229,004 to (March 31, 2018 - $25,101 was owed from) a shareholder of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2018, the Company owed $19,737 (March 31, 2018 – $198,175) to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $nil (March 31, 2018 - $28,618) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2018, the Company owed $274,116 (March 31, 2018 – $64,195) to companies controlled by directors of the Company and directors of the Company, of which $214,629 (March 31, 2018 - $4,208) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the nine months ended December 31, 2018, the Company incurred $204,500 (2017 – $230,000) in consulting fees to PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations.

(e)	During the nine months ended December 31, 2018, the Company incurred $200,000 (2017 – $nil) in consulting fees to a shareholder of the Company who has a significant influence on the Company’s operations.

(f)	During the nine months ended December 31, 2018, the Company incurred $311,366 (2017 – $81,610) in consulting fees to companies controlled by directors of the Company.

(g)	During the nine months ended December 31, 2018, the Company incurred $75,000 (2017 – $nil) in consulting fees to the President of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

10.	Common Stock

(a)	On April 28, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675, which was recorded as common stock issuable as at March 31, 2018.

(b)	On May 28, 2018, the Company entered into securities purchase agreements (“SPA’s”) with seven investors. The SPA’s include subscription agreements for 1,957,333 shares of common stock at a price of $1.50 per share for proceeds of $2,936,000, and 1,957,333 share purchase warrants exercisable at a price of $2.50 per unit expiring on July 1, 2020. The SPA’s included conditional subscription agreements for the purchase of an additional 1,342,665 shares of common stock and 1,342,665 share purchase warrants exercisable at $2.50 per share expiring on July 1, 2020. Upon the Company meeting a specified sales target by December 31, 2018, the conditional subscriptions will be completed at $1.50 per unit on or before January 10, 2019. If the Company fails to achieve the specified sales target, then the investors have the option to complete the conditional subscription agreements for the purchase of an additional 1,853,998 shares of common stock and 1,853,998 share purchase warrants exercisable at $2.00 per share expiring on July 1, 2020 for $2.00 per unit on or before January 15, 2019.

(c)	On June 12, 2018, the Company issued 287,500 shares of common stock with a fair value of $517,500 to three consultants, in lieu of a cash payment, for six months of consulting services.

(d)	On July 5, 2018, the Company issued 50,000 shares of common stock for the settlement of $500 owed to a director of the Company pursuant to the exercise of stock options.

(e)	On September 28, 2018, the Company issued 145,000 shares of common stock with a fair value of $275,500 to seven consultants, in lieu of a cash payment, for six months of consulting services.

(f)	2018, the Company issued 100,000 shares of common stock for proceeds of $1,000 pursuant to the exercise of stock options.

(g)	On November 5, 2018, the Company issued 500,000 shares of common stock for proceeds of $500,000 pursuant to the exercise of share purchase warrants.

(h)	On December 1, 2018, the Company issued 76,923 shares of common stock to a consultant in settlement of $100,000 due under a commission arrangement.

(i)	On December 13, 2018, the Company received share subscription proceeds of $59,975 for the conditional subscription for 40,000 shares of common stock issuable at $1.50 per share.

(j)	On December 31, 2018, the Company received share subscription proceeds of $60,000 for the conditional subscription for 40,000 shares of common stock issuable at $1.50 per share.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

11.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00

Issued	1,957,333	2.50
Exercised	(500,000)	1.00

Balance, December 31, 2018	2,957,333	1.99

As at December 31, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

1,000,000	1.00	November 23, 2019
1,957,333	2.50	July 1, 2020

2,957,333

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

12.	Stock Options

The following table summarizes the continuity of stock options issued and outstanding:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	478,375

Granted	2,965,000	1.64
Exercised	(150,000)	0.01

Balance, December 31, 2018	3,352,500	1.45	3,505,875

Additional information regarding stock options outstanding as at December 31, 2018 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.01	487,500	0.6	0.01
1.70	2,865,000	2.9	1.70

	3,352,500	2.6	1.45

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

During the nine months ended December 31, 2018, the Company granted 2,965,000 (2017 – 175,000) stock options to officers, directors, employees, and consultants to the Company. The stock options are exercisable at $1.70 per share for a three-year term. The stock options were recorded at their estimated fair value of $4,744,382 (2017 - $78,165) or $1.60 per option at the time of grant.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Nine months ended December 31, 2018	Nine months ended December 31, 2017

Risk-free interest rate	2.82%	1.45%
Expected life (in years)	3	2
Expected volatility	213%	251%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

13.	Segmented Information

The Company is located and operates in the United States and its subsidiaries are primarily located and operating in the United Kingdom and China.

	December 31, 2018
	United States $	United Kingdom $	China $	Total $

Lease receivable	–	1,995,000	–	1,995,000
Property and equipment	8,731	–	–	8,731
Intangible assets	9,965,209	–	–	9,965,209

Total non-current assets	9,973,940	1,995,000	–	11,968,940

14.	Commitments

(a)	On August 4, 2016, the Company entered into a three-year lease agreement commencing November 15, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2019	15,529
2020	39,339

54,868

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

15.	Subsequent Event

On January 9, 2019, the Company received subscription proceeds of $1,893,950 for the conditional subscription for 1,262,666 shares of common stock at $1.50 per share. Refer to Note 10(b).

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

Corporate History

Our company was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, we changed our name to In-Sports International, Inc. In August 2002, we changed our name from In-Sports International, Inc. to ECash, Inc. In 2007, due to limited financial resources, we discontinued our operations. Over the course of the next five years, we have sought new business opportunities.

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

Securing additional financial and human capital

At present, the Company has four directors. It is anticipated that we will expand our management team to fully exploit our technologies and identified markets and it may therefore be necessary to raise financial capital. We we may need to raise additional financial capital through equity issuances, debt instruments and guarantees.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the nine months ended December 31, 2018 and 2017.

Our net loss for the three and nine month periods ended December 31, 2018 and 2017 are summarized as follows:

	Three Months Ended December 31		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenue	$-	$1,995,000	$-	$1,995,000
Cost of goods sold	$-	$1,856,108	$-	$1,856,108
Gross Profit	$-	$138,892	$-	$138,892
Advertising and promotion	$82,851	$45,235	$186,793	$69,185
Amortization of intangible assets	$218,952	$218,953	$656,859	$656,859
Consulting fees	$1,221,726	$403,184	$2,409,697	$581,983
Depreciation	$2,357	$2,356	$7,069	$7,069
Foreign exchange loss	$403,619	$1,955	$238,045	$49,870
Office and miscellaneous	$126,607	$25,585	$206,903	$89,282
Professional fees	$234,157	$175,616	$392,104	$264,905
Research and development	$-	$581,742	$-	$1,011,706
Salaries and wages	$181,885	$-	353,249	$-
Stock-based compensation	$4,570,133	$-	4,744,382	$-
Transfer agent and filing fees	$907	$5,284	$28,288	$31,135
Travel	$374,389	$89,000	$586,377	$215,338
Interest expense	$3,000	$2,500	$9,025	$346,499
Impairment of property and equipment	$-	$(7,641)	$-	$282,939
Loss on extinguishment of debt	$-	$114,389	$-	$16,758
Loss (gain) on change in fair value of derivative liabilities	$118,236	$(96,634)	$299,102	$187,735
Net Loss	$(7,538,819)	$(1,422,632)	$(10,117,893)	(3,672,371)

Net loss for the nine month period ended December 31, 2018 was $10,117,893 as compared to $3,672,371 for the nine month period ended December 31, 2017. The increase in expenses was primarily a result of recording stock-based compensation of $4,744,382 for the issuance of stock options to management and consultants. Additionally, there were in advertising and promotion, consulting fees, and travel as part of the company’s increased efforts in marketing its products and services to ship owners globally.

For the three month period ended December 31, 2018, our company had a net loss of $7,538,819 ($0.17 per share) compared to a net loss of $1,422,632 ($0.04 per share) for the three month period ended December 31, 2017. In addition to the operating expenses noted above, for the three month period ended December 31, 2018, our company had interest expense of $3,000 and loss on change in fair value of derivative liabilities of $118,236 as compared to interest expense of $2,500, loss on extinguishment of debt of $114,389, adjustment in impairment of property and equipment of $(7,641) and a gain on change in fair value of derivative liabilities of $96,634 for the three month period ended December 31, 2017. The increase in net loss is primarily related to increases in stock-based compensation, consulting, salaries and wages and travel.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2018	As at March 31, 2018
Current Assets	$11,717,161	$331,927
Current Liabilities	$12,602,148	$1,223,809
Working Capital (Deficit)	$(884,987)	$(891,882)

Cash Flows

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Net cash used in operating activities	$(89,138)	$(1,593,987)
Net cash used in investing activities	$(286,351)	$(460,294)
Net cash provided by financing activities	$3,556,975	$2,851,600
Effect of foreign exchange rate changes on cash	$266,003	$(520,004)
Net increase (decrease) in cash	$3,447,489	$(92,052)
Cash, End of Period	$3,677,371	$290,115

As of December 31, 2018, we had $3,677,371 in cash, other current assets of $8,039,790, a long-term lease receivable of $1,995,000, and total liabilities of $12,602,148.

During the nine months ended December 31, 2018, we spent $89,138 on operating activities, whereas $1,593,987 was spent on operating activities for the nine month period ended December 31, 2017.

During the nine months ended December 31, 2018, we used $286,351 in investing activities, whereas we used $460,294 in investing activities during the nine months ended December 31, 2017.

During the nine months ended December 31, 2018, we received $3,556,975 from financing activities, which consisted of proceeds from securities purchase agreements, whereas we received $2,482,233 from financing activities during the nine months ended December 31, 2017.

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

Based on our planned expenditures, we require a minimum of $3,150,000 to proceed with our business plan over the next 12 months. As of December 31, 2018, we had $3,677,371 cash on hand

Should our business plans change, requiring additional cash resources, we would intend to raise the balance of our cash requirements from private placements, the exercise of warrants and options, or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Going Concern

Our consolidated financial statements for the nine month period ended December 31, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, creditors, and related parties, and the ability of the Company to generate profitable operations. As at December 31, 2018, the Company has begun commercial sales generating revenues; the Company has an accumulated deficit of $77,881,944 and has a working capital deficit of $884,987. A history of significant losses raises doubts regarding the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of intangible assets, collectability of loan and lease receivables, fair value of convertible debentures, fair value of derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue Recognition

The Company derives revenue from the sale of emission control equipment.

Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

The Company determines revenue recognition through the following five steps:

•         Identification of the contract, or contracts, with a customer

•         Identification of the performance obligations in the contract

•         Determination of the transaction price

•         Allocation of the transaction price to the performance obligations in the contract

•         Recognition of revenue when, or as, performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)

*	Filed herewith.

Exhibit Number	Description
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)

Exhibit Number	Description
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 19, 2019	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)