Form 10-K
period 2019-03-31
Pacific Green Technologies Inc.
filed 2019-07-01
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ] to [          ]

Commission file number 000-54756

PACIFIC GREEN TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 10212, 8 The Green Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 601-4659

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2018, was $59,603,049  based on a $1.80 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,493,439 common shares issued and outstanding as of July 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Marine Technologies Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Marine Technologies Limited, a United Kingdom company, (5) Pacific Green Technologies International Limited, a British Virgin Islands company, (6) Pacific Green Technologies Asia Limited, a Hong Kong company, and (7) Pacific Green Technologies China Limited, a Hong Kong company, unless otherwise indicated.

Strategy

The Company is the proprietary owner of emission control technologies with three distinct applications:

●	ENVI-MarineTM, for the marine industry;
●	ENVI-PureTM, for the waste to energy and biomass industries; and
●	ENVI-CleanTM, designed for coal fired power electricity generation and industrial plants involved in steel generation.

The first of the Company’s technologies to gain significant traction has been ENVI-MarineTM. During the year ended 31 March 2019, the Company secured an order book for its ENVI-MarineTM technology of approximately USD$180 million.

The Company proactively seeks the acquisition and development of other technologies designed to improve the environment.

ENVI-MarineTM

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

In 2017, the Company manufactured the components for an ENVI-Marine unit that was installed on MV Westminster, a chemical ship owned by Union Maritime Limited (“Union”). Under the terms of an Energy Management Lease dated December 16, 2016, Union will make quarterly payments of $118,000 to the Company determined as their estimated savings realized by the ENVI-Marine units’ operation up to an aggregate of $1,995,000.

The Company has been actively marketing its ENVI-Marine™ units to ship brokers and ship owners through most of the year. In the year ended 31 March 2019, our company and its subsidiaries have successfully executed several agreements;

●	on September 5, 2018, the Company announced that its wholly owned subsidiary, Pacific Green Marine Technologies Inc. (“PGMT”), had signed an agreement with an unnamed international operator for twenty-five (25) production slots. The operator, which operates internationally with a substantial fleet of multiple times the production slots they have reserved, has entered into the agreement to secure production availability to December 2021;
●	effective September 24, 2018, the Company, owner of the ENVI-Marine™ System Exhaust Gas Scrubbing System (the “ENVI-Marine™ System”), announced that PGMT had executed a sale and purchase agreement dated September 10, 2018, with, pursuant to which PGMT will manufacture and install the System on up to sixteen Union vessels between now and March 2020 for a value of approximately USD$29.4 million;
●	on November 1, 2018, the Company announced that PGMT had executed an agreement to manufacture and install its ENVI-Marine™ System on three VLCC type vessels owned by Landbridge Group Co. Ltd for a combined value of USD$9.24 million;
●	on November 16, 2018, the Company announced that PGMT had executed an agreement for US$17.9 million to manufacture and install its ENVI-Marine™ System on six vessels owned by Ridgebury Holdings LLC;
●	effective December 3, 2018, the Company issued a news release announcing that PGMT had entered into several agreements pursuant to which it intends to supply its ENVI-Marine™ System during 2019 for 18 vessels owned or managed by Scorpio Bulkers Inc., and 10 Vessels owned or managed by Scorpio Bulkers Inc. in 2020, with a combined value during 2019 and 2020 of approximately USD$42.4 million;
●	effective December 3, 2018, the Company issued a news release announcing its entry into agreements pursuant to which it intends to supply its ENVI-Marine™ System during 2019 for 42 vessels owned or managed by Scorpio Tankers Inc., and 10 Vessels owned or managed by Scorpio Tankers Inc. in 2020, with a combied value during 2019 and 2020 of approximately USD$79.6 million.

ENVI-PureTM

Increasing legislation relating to landfill of municipal solid waste has led to the emergence of increasing numbers of waste to energy plants (“WtE”). A WtE plant obviates the need for landfill, burning municipal waste for conversion to electricity. A WtE plant is typically 45-100MW. The ENVI-Pure™ system is particularly suited to WtE as it cleans multiple pollutants in a single system. The Company has successfully tested its ENVI-Pure™ technology at a WtE plant in Edmonton, England, United Kingdom, and is in discussions regarding the installation of its technologies at WtE facilities in China.

ENVI-CleanTM

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

Significant transactions

There have been no significant transactions during the year ended 31 March 2019 that are not in the ordinary course of the Company’s business.

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

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark, except for the proprietary emission abatement systems, currently known as:

●	ENVI-Clean™;
●	ENVI-Pure™, for removing acid gases, particulate matter, dioxins, VOCs and other regulated hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels; and
●	ENVI-Marine™, a scrubber that can be applied to diesel exhaust emissions that require sulphur and particulate matter abatement, (ENVI-Clean™, ENVI-Pure™ and ENVI-Marine™ together, the “Technologies”).

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

Identification of Certain Significant Employees and Directors

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

Effective May 5, 2018, the Pacific Green Technologies Inc. appointed Mr. Scott Poulter as an Executive Director. Mr. Poulter has been a consultant to the Company since 2010.

Effective January 24, 2019, Pacific Green Technologies Inc. appointed Iain Lees as Chief Operating Officer of the Company. Concurrently with the appointment, we entered into an Employment Agreement with Mr. Lees, pursuant to which he will receive compensation of $250,000 per year for the duration of the agreement.

Effective 24 May, 2019, the appointment of Richard Oliver as Chief Financial Officer.

Our directors, executive officers and certain contracted individuals play an important role in the running of our company. Our subsidiary companies employ approximately 45 employees, and the number of employees continue to grow as the Company’s operations expand. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our operations.

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

Subsidiaries

Our company’s wholly owned subsidiaries are (1) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Inc., a Canadian corporation, (3) Pacific Green Marine Technologies Limited, a United Kingdom company, (4) Pacific Green Technologies International Limited, a British Virgin Islands company, (5) Pacific Green Technologies Asia Limited, a Hong Kong company, and (6) Pacific Green Technologies China Limited, a Hong Kong company.

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

Employees

As of March 31, 2019, the Company’s subsidiaries employ people in Canada and the United Kingdom. The Company relies heavily upon the use of contractors and consultants as well.

Item 1A. Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses.

We have yet to establish any history of profitable operations. We incurred a cumulative deficit of $85,702,755 for the period from April 5, 2011 (inception) to March 31, 2019. We had a net loss of $17,938,704 for the year ended March 31, 2019. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. Since that time, we have delivered one additional sale in the year ended March 31, 2019 of $ 2,426,900, and are in the process of delivering on over 100 units which are backed by binding contracts. We expect that future revenues and profitability will be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our sales force and effective market the Technologies. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

We are dependent upon our officers for execution of our business plan. However, our CEO, Neil Carmichael, will only spend a modest amount of his time in managing our company. As a result, our future success depends heavily upon the continuing services of the other members of our senior management team. If one or more of such other of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers. The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

We are at risk that the Technologies will not perform to expectations.

As at the date of this annual report, the Technologies have been tested to satisfactory requirements but there is no guarantee that the Technologies will continue to perform satisfactorily in the future which would damage our prospects.

The market for alternative energy products, technologies or services is emerging and rapidly evolving and its future success is uncertain. Insufficient demand for the Technologies would prevent us from achieving or sustaining profitability.

It is possible that we may spend large sums of money to bring the Technologies to market, but demand may not develop or may develop more slowly than we anticipate.

Our future success is currently dependent on our Technologies and:

(a)	our ability to quickly react to technological innovations;
(b)	the cost-effectiveness of our Technologies;
(c)	the performance and reliability of alternative energy products and services that we develop;
(d)	our ability to formalize marketing relationships or secure commitments for our Technologies, products and services; and
(e)	realization of sufficient funding to support our marketing and business development plans.

We may be unable to develop widespread commercial markets for our Technologies. We may be unable to achieve or sustain profitability.

Competition within the environment sustainability industry may prevent us from becoming profitable.

The alternative energies industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can with our Technologies. A number of competitors have developed more mature businesses than us and and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than our Technologies and may also have greater resources to create or develop new technologies and products than us. Failure to compete in the alternative energy industry may prevent us from becoming profitable, and thus you may lose your entire investment.

We are at risk that we are unable to manufacture our Technologies in accordance with contractual terms.

All contracts which we secure for the sale of our Technologies will require that we supply a functioning emission control system. There is a risk that we are unable to manufacture and supply our Technologies in accordance with contractual terms. Any failure by us to perform our obligations under any such contract may have a detrimental impact on our financial standing and reputation.

Risks Related to our Stockholders and Shares of Common Stock

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

As of May 31, 2019, the Company’s cash reserves are approximately $6.1m. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any Sept 30.

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

Item 2. Properties

Our registered business address for correspondence is Suite #10212 8 The Green, Dover, DE 19901. Our telephone number is (302) 601-4659.

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

As our company declined to pursue a claim against PGG under Section 16(b), the Action was brought on behalf of our company by the Plaintiff. This action was commenced in the United States District Court in the Southern District of New York. On January 12, 2016 a Settlement Agreement was reached between the parties that requires PGG to pay PGT and further, PGT to pay the Plaintiff’s counsel $325,000 in tranches of $150,000 within 60 days of the agreement being fully executed, $50,000 within 120 days of the settlement and $125,000 within 7 months of the settlement. On August 18, 2016 the US District Court, Southern District of New York dismissed the action upon notification by the plaintiff’s counsel that the final payment had been made.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2019	$3.23	$2.90
December 31, 2018	$2.95	$1.21
September 30, 2018	$2.10	$1.60
June 30, 2018	$1.80	$0.80
March 31, 2018	$1.38	$0.75
December 31, 2017	$1.19	$0.52
September 30, 2017	$1.25	$0.25
June 30, 2017	$1.18	$0.55
March 31, 2017	$2.20	$1.05

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of July 1, 2019, there were 245 holders of record of our common stock. As of such date, 45,493,439 of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On July 20, 2015, the Company granted options to Dr. Carmichael to purchase up to 312,500 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018. The options expiry date was extended to June 30, 2019.

On July 20, 2015, the Company granted options to a Company controlled by a Director, Mr. Shead, to purchase up to 50,000 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018. These options were exercised on July 11, 2018.

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

On January 24, 2019 (for Iain Lees):

●	100,000 options exercisable at $0.01 per share. These options vest immediately and survive termination of the Employment Agreement, unless otherwise agreed between the parties.
●	100,000 options exercisable at $0.01 per share, exercisable 36 months after execution of the Employment Agreement, unless otherwise agreed between the parties.
●	100,000 options exercisable at the closing price of the Company’s common shares on January 24, 2019, vested 36 months after the execution of the Employment Agreement, unless otherwise agreed between the parties.

On February 26, 2019 (for Richard Oliver):

●	Options to purchase up to 25,000 common shares at a 25% discount to the average trading price in the 30 days prior to the date of the agreement, exercisable 18 months after the date of the agreement until termination of Mr. Oliver’s employment with the Company.
●	Options to purchase up to 25,000 common shares at a 25% discount to the average trading price in the 30 days prior to the first anniversary of the agreement, exercisable 18 months after the first anniversary of the agreement until termination of Mr. Oliver’s employment with the Company.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2019 and 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 19 of this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2019 and 2018.

Revenue for the year ended March 31, 2019 was $2,074,950 versus $1,995,000 for the year ended March 31, 2018. The Company’s revenues were derived from the sale of marine scrubber unit and related services during 2019. During the year ended March 31, 2018, the Company recorded a sales type lease whereby the anticipated cash flows under the lease were recorded as a sale at the time of delivery of the unit. The Company’s gross margins are anticipated to increase based on new orders in process.

Our operating expenses for the years ended March 31, 2019 and 2018 are summarized as follows:

	Year Ended March 31,
	2019	2018
Advertising and promotion	$590,876	$130,175
Amortization of intangible assets	$875,813	$875,812
Consulting fees	$5,426,136	$808,572
Depreciation	$9,425	$9,426
Foreign exchange loss	$24,945	$63,666
Office and miscellaneous	$268,716	$136,993
Professional fees	$844,710	$394,244
Research and development	$–	$789,713
Salaries and wages expenses	$1,037,818	$–
Stock-based compensation	$5,974,041	$–
Transfer agent and filing fees	$39,097	$34,706
Travel and accommodation	$1,031,922	$305,648
Warranty and related	$922,192	$–
Total operating expenses	$17,045,691	$3,548,955

Expenses for the year ended March 31, 2019 were $17,045,691 as compared to $3,548,955 for the year ended March 31, 2018 as the Company grew its management and operations teams in order to deliver the significant order book. Consulting fees increased significantly and were comprised of fees paid to third parties for business development efforts as well as amounts paid to the directors of Pacific Green Technologies Inc. and subsidiaries; professional fees were comprised of legal, audit and accounting costs. Significant increases related to stock based compensation, salaries and wages and travel costs as the Company developed its supply chain alongside its sales network and worked on projects in China and Europe. The granting of stock options and stock to employees, consultants and directors resulted in a significant charge of $5,974,041.

For the year ended March 31, 2019, our company had a net loss of $17,938,704 ($0.41 per share) compared to a net loss of $4,205,840 ($0.13 per share) for the year ended March 31, 2018. In addition to the operating expenses noted above, for the year ended March 31, 2019, our company had $670 (2018 - $349,489) in interest expense, $356,081 in loss (2018 –$105,175 in loss) on the change in fair value of derivative liabilities, a lease finance charge of $106,203 (2018- $nil), a loss of $nil (2018 - $287,631) from impairment of property and equipment and other expense of $220,001 (2018 - $nil).

Liquidity and Capital Resources

Working Capital

	At March 31, 2019	At March 31, 2018
Current Assets	$18,796,757	$331,927
Current Liabilities	$24,062,144	$1,223,809
Working Capital (Deficit)	$(5,265,387)	$(891,882)

Cash Flows

	Year Ended March 31, 2019	Year Ended March 31, 2018
Net Cash Used in Operating Activities	$(2,795,220)	$(2,336,151)
Net Cash Used in Investing Activities	$(25,000)	$(802,785)
Net Cash Provided by Financing Activities	$5,451,500	$3,073,576
Effect of Exchange Rate Changes on Cash	$1,986	$(86,925)
Net Change in Cash	$2,633,266	$(152,285)

As of March 31, 2019, we had $2,863,148 in cash, $18,796,757 in total current assets, $24,062,144 in total current liabilities and a working capital deficit of $5,265,387 compared to a working capital deficit of $891,882 at March 31, 2018.

We used $2,795,220 on operating activities during the year ended March 31, 2019 and $2,336,151 on operating activities during the year ended March 31, 2018.

During the year ended March 31, 2019, we received $5,451,500 from financing activities, which consisted of $5,451,500 in proceeds from the issuance of our common shares. During the year ended March 31, 2018, we received $3,073,056 from financing activities, which consisted of $3,412,026 in proceeds from the issuance of our common shares and less $338,450 in repayments of loans and amounts due to related parties.

During the year ended March 31, 2019, we used $25,000 (2018 -$802,785) in investing activities, which primarily consisted of costs for a research scrubber unit.

We do not anticipate requiring additional funds to fund our budgeted expenses over the next 12 months. However, if we do these funds may be raised through asset sales, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses will increase substantially over the next 12 months and will be approximately $18,300,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources

Description	Estimated Expenses ($)
Engineering, research and technical development	360,000
Travel	2,520,000
Legal and accounting fees	1,000,000
Marketing and advertising	1,720,000
Investor relations and capital raising	1,170,000
Management and operating costs	4,250,000
Salaries and consulting fees	4,920,000
General and administrative expenses	2,360,000
Total	$18,300,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require a minimum of $18,300,000 to proceed with our business plan over the next 12 months. As of March 31, 2019, we had $ 2,863,148 cash on hand and subsequently received significant operating cash flows from customers, $15,000,000 in April and May 2019. Based on cash resources available, we are scaling up our business development and operational personnel more quickly to meet the expected demand from ship owners for our products.

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

Going Concern

Our financial statements for the year ended March 31, 2019 have been prepared on a going concern basis.

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

Revenue Recognition

The Company derives revenue from the sale of emission control equipment and related services.

Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

The Company determines revenue recognition through the following five steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, performance obligations are satisfied.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company reserves a 5% warranty provision on the completion of a contract following the final payment, there being a number of milestone based stage payments.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	–	431,586	–

Total	–	431,586	–

Stock-based compensation

The Company records share-based payment transactions for acquiring goods and services from employees and nonemployees in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are measured at grant-date fair value of the equity instruments issued.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. The majority of the Company’s awards vest upon issuance.

Contract Liabilities and Contract Assets

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and installments through the procurement and design phases of equipment manufacturing. Amounts received from customers, which are not yet recorded as revenues under the Company’s revenue recognition policy are presented as contract liabilities.

Similarly, contractual arrangements with suppliers and manufacturers normally involved with the manufacturing of scrubber units may require advances and deposits at various stages of the manufacturing process. Payments to our manufacturing partners are recorded as contract assets until the equipment is manufactured to specifications and accepted by the customer.

Subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company presents the contract liabilities and contract assets on its balance sheet when one of the parties to the revenue contract has performed before the other.

Warranty Provision

The Company provides for the estimated costs of warranties at the time revenue is recognized.The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve months. The Company normally has underlying manufacturing guarantees from suppliers. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. This new standard introduced a new five-step revenue recognition model to determine how an entity should recognize revenue related to the transfer of goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. Prior to adoption, the Company had only recognized revenue under a single sales-type lease arrangement and, as a result, the impact to revenues for the year ended March 31, 2018 as a result of applying Topic 606 was immaterial. The majority of revenue continues to be recognized when products are shipped or delivered to customers.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company plans to elect the new transition method approved by the FASB on June 30, 2019, which allows companies to apply the provisions of the new leasing standard as of April 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

March 31, 2019

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Pacific Green Technologies Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pacific Green Technologies Inc. and subsidiaries (the Company) as of March 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue due to the initial adoption of ASU 2014-09, Revenue from Contracts with Customers, effective April 1, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2019.

Vancouver, Canada

July 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Green Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. (the “Company”) as of March 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2018, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As was discussed in Note 1 to the consolidated financial statements, the Company had a working capital deficit, and had incurred significant operating losses and negative cash flows from operations since inception. As at March 31, 2018, the Company had a working capital deficit of $891,882 and had an accumulated deficit of $67,764,051. These factors raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2014.

Vancouver, Canada

July 13, 2018

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2019 $	March 31, 2018 $

ASSETS
Cash	2,863,148	229,882
Short-term investments and amounts in escrow (Note 3)	1,736,938	–
Accounts receivable and other amounts recoverable	778,435	4,912
Prepaid expenses and deposits	870,639	72,032
Contract assets (Note 7)	12,237,825	–
Lease receivable, current portion (Note 4)	309,772	–
Due from related parties (Note 12)	–	25,101
Total Current Assets	18,796,757	331,927

Lease receivable (Note 4)	784,914	1,995,000
Property and equipment (Note 5)	31,375	15,800
Intangible assets (Note 6)	9,746,255	10,622,068
Total Assets	29,359,301	12,964,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	4,511,721	888,760
Warranty provision (Note 9)	121,345	–
Contract liabilities (Note 7)	18,850,487	–
Convertible debenture (Note 10)	30,000	30,000
Due to related parties (Note 12)	117,005	229,544
Derivative liability (Note 11)	431,586	75,505
Total Liabilities	24,062,144	1,223,809

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 45,493,439 and 40,757,415 shares issued and outstanding, respectively (Note 13)	45,493	40,757
Common stock issuable	–	206,675
Additional paid-in capital	90,684,174	78,989,346
Accumulated other comprehensive income	270,245	268,259
Deficit	(85,702,755)	(67,764,051)
Total Stockholders’ Equity	5,297,157	11,740,986
Total Liabilities and Stockholders’ Equity	29,359,301	12,964,795
Nature of Operations (Note 1)
Commitments (Note 18)
Subsequent Events (Note 20)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2019 $	Year Ended March 31, 2018 $

Sales (Note 7)	2,074,950	1,995,000
Cost of goods sold	(1,935,150)	(1,892,832)
Gross margin (loss)	139,800	102,168

Expenses

Advertising and promotion	590,876	130,175
Amortization of intangible assets	875,813	875,812
Consulting fees (Note 12)	5,426,136	808,572
Depreciation	9,425	9,426
Foreign exchange loss	24,945	63,666
Office and miscellaneous	268,716	136,993
Professional fees	844,710	394,244
Research and development	–	789,713
Salaries and wage expenses	1,037,818	–
Stock-based compensation (Note 16)	5,974,041	–
Transfer agent and filing fees	39,097	34,706
Travel and accommodation	1,031,922	305,648
Warranty and related (Note 9)	922,192	–
Total expenses	17,045,691	3,548,955
Loss before other income (expense)	(16,905,891)	(3,446,787)

Other income (expense)
Impairment on capitalized costs (Note 5)	–	(287,631)
Interest expense (Notes 10 and 12)	(670)	(349,489)
Lease finance charge	(106,203)	–
Loss on change in fair value of derivative liability (Note 11)	(356,081)	(105,175)
Loss on conversion of debt (Note 13)	–	(16,758)
Other expense	(220,001)	–
Provision for doubtful loan (Note 8)	(349,858)	–
Total other income (expense)	(1,032,813)	(759,053)

Net loss for the year	(17,938,704)	(4,205,840)

Other comprehensive income
Foreign currency translation gain	1,986	6,470

Comprehensive loss for the year	(17,936,718)	(4,199,370)
Net loss per share, basic and diluted	(0.41)	(0.13)
Weighted average number of shares outstanding	43,502,044	33,186,231

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2017	26,297,430	26,297	50,000	65,907,617	261,789	(63,558,211)	2,687,492

Shares issued pursuant to private placements	3,642,526	3,643	156,675	3,247,023	–	–	3,407,341
Shares issued for services	22,000	22	–	9,878	–	–	9,900
Shares issued pursuant to settlement of convertible debenture	420,000	420	–	393,380	–	–	393,800
Shares issued pursuant to settlement of loan payable	404,901	405	–	404,496	–	–	404,901
Shares issued pursuant to settlement of note payable	5,000,000	5,000	–	4,995,000	–	–	5,000,000
Shares issued pursuant to settlement of related party payables	3,660,595	3,660		3,656,935	–	–	3,660,595
Shares issued pursuant to warrants exercised	1,309,963	1,310	–	3,375	–	–	4,685
Stock options issued pursuant to debt settlement	–	–	–	78,164	–	–	78,164
Imputed interest (Note 12(h))	–	–	–	293,478	–	–	293,478
Foreign exchange translation gain	–	–	–	–	6,470	–	6,470
Net loss for the year	–	–	–	–	–	(4,205,840)	(4,205,840)

Balance March 31, 2018	40,757,415	40,757	206,675	78,989,346	268,259	(67,764,051)	11,740,986

Shares issued pursuant to private placements	3,506,675	3,507	(206,675)	5,153,168	–	–	4,950,000
Shares issued for services	579,349	579	–	1,047,118	–	–	1,047,697
Shares issued pursuant to warrants exercised	500,000	500	–	499,500			500,000
Shares issued pursuant to options exercised	150,000	150	–	1,350			1,500
Fair value of options granted	–	–	–	4,993,692			4,993,692
Foreign exchange translation gain	–	–	–	–	1,986		1,986
Net loss for the year	–	–	–	–		(17,938,704)	(17,938,704)

Balance March 31, 2019	45,493,439	45,493	–	90,684,174	270,245	(85,702,755)	5,297,157

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2019 $	Year Ended March 31, 2018 $

Operating Activities

Net loss for the year	(17,938,704)	(4,205,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on note payable and convertible debentures	–	33,438
Amortization of intangible assets	875,813	875,812
Depreciation	9,425	9,426
Impairment on capitalized costs	–	287,631
Non-cash other expense	220,001	–
Imputed interest	–	293,478
Lease finance charge	106,203	–
Provision for doubtful loan	349,858	–
Loss on change in fair value of derivative liability	356,081	105,175
Loss on extinguishment of debt	–	16,758
Fair value of stock options granted	4,993,692	–
Stock issued for services	980,349	9,900

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	(1,736,938)	–
Amounts receivable	(773,523)	20,868
Prepaid expenses and deposits	(731,259)	(61,028)
Contract assets	(12,237,825)	–
Loan advances	(349,858)	–
Due from related parties	25,101	(114)
Accounts payable and accrued liabilities	4,197,071	114,193
Warranty accrual	121,345	–
Contract liabilities	18,850,487	–
Due to related parties	(112,539)	164,152
Net Cash Used In Operating Activities	(2,795,220)	(2,336,151)

Investing Activities
Additions of property and equipment	(25,000)	(802,785)
Net Cash Used In Investing Activities	(25,000)	(802,785)

Financing Activities
Repayments to related parties	–	(338,450)
Proceeds from issuance of common stock	5,451,500	3,412,026
Net Cash Provided by Financing Activities	5,451,500	3,073,576
Effect of Foreign Exchange Rate Changes on Cash	1,986	(86,925)
Change in Cash	2,633,266	(152,285)
Cash, Beginning of Year	229,882	382,167
Cash, End of Year	2,863,148	229,882

Non-cash Investing and Financing Activities:
Accrued interest settled with common stock	–	85,483
Amounts due to related parties settled with common stock	–	3,755,681
Amount due to related parties settled with stock options	–	78,164
Convertible debenture settled with common stock	–	60,000
Derivative liability settled with common stock	–	221,956
Equipment sold under long-term sales-type lease	–	1,892,832
Loan payable settled with common stock	–	319,418
Note payable settled with common stock	–	5,000,000
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company changed its name to ECash, Inc. On June 13, 2012, the Company changed its name to Pacific Green Technologies Inc. The Company is in the business of acquiring, developing, and marketing emission control technologies.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars. The following accounting policies are consistently applied in the preparation of the consolidated financial statements. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Marine Technologies Ltd. (formerly Pacific Green Technologies Marine Limited) (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGM Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGM US)	Wholly-owned subsidiary
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGM US
Pacific Green Marine Technologies Group Inc (inactive)	Wholly-owned subsidiary of PGM US

All inter-company balances and transactions have been eliminated upon consolidation.

(b)	Use of Estimates

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(c)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates:

Furniture and equipment	5 years straight-line
Leasehold improvements	3 years straight-line
Scrubber system	20 years straight-line

(d)	Intangible Assets

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

(f)	Financial Instruments and Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(f)	Financial Instruments and Fair Value Measurements (continued)

The Company’s financial instruments consist principally of cash, amounts receivable, amounts in escrow, loan receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, loan payable, convertible debenture, and note payable. The recorded values of these financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The lease receivable is recorded at amortized cost, adjusted for the accretion of interest income which is accreted over the life of the lease using the effective interest method. The present value of the lease receivable represents the future contractual cash flows discounted at a rate of 5.4%.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liability	–	431,586	–

Total	–	431,586	–

During the year ended March 31, 2019, the Company recognized a loss on the change in fair value of derivative liability of $356,081 (2018 – $105,175).

(g)	Revenue Recognition

The Company derives revenue from the sale of emission control equipment and related services.

Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

The Company determines revenue recognition through the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(h)	Contract Liabilities and Contract Assets

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and installments through the procurement and design phases of equipment manufacturing. Amounts received from customers, which are not yet recorded as revenues under the Company’s revenue recognition policy are presented as contract liabilities.

Similarly, contractual arrangements with suppliers and manufacturers normally involved with the manufacturing of scrubber units may require advances and deposits at various stages of the manufacturing process. Payments to our manufacturing partners are recorded as contract assets until the equipment is manufactured to specifications and accepted by the customer.

Subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company presents the contract liabilities and contract assets on its balance sheet when one of the parties to the revenue contract has performed before the other.

(i)	Warranty Provision

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve months. The Company normally has underlying manufacturing guarantees from suppliers. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGMTL, PGTIL, and Energy Park Sutton Bridge (EPSB) are in Great British pounds. The functional currencies of PGTA and PGTC are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PGMTL, PGTIL, and EPSB are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(l)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(m)	Stock-based compensation

The Company records share-based payment transactions for acquiring goods and services from employees and nonemployees in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are measured at grant-date fair value of the equity instruments issued.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. The majority of the Company’s awards vest upon issuance.

(n)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2019, the Company had 7,918,343 (2018 – 2,193,347) potentially dilutive shares outstanding.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(o)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2019 and 2018, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(p)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. This new standard introduced a new five-step revenue recognition model to determine how an entity should recognize revenue related to the transfer of goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. Prior to adoption, the Company had only recognized revenue under a single sales-type lease arrangement and, as a result, the impact to revenues for the year ended March 31, 2018 as a result of applying Topic 606 was immaterial. The majority of revenue continues to be recognized when products are shipped or delivered to customers.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company plans to elect the new transition method approved by the FASB on June 30, 2019, which allows companies to apply the provisions of the new leasing standard as of April 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact on the financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company does not expect the provisions of this ASU to have a material impact on its Consolidated Financial Statements.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(p)	Recent Accounting Pronouncements (continued)

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) -Disclosure Framework. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the provisions of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include nonemployee share-based payment transactions. Under the guidance in ASU 2018-07, nonemployee share-based payment awards will be accounted for in the same manner as employee awards, except for attribution and certain option valuation exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and will be applied prospectively to all awards that are measured at fair value after the adoption date. Early adoption is permitted, although no earlier than the entity’s adoption of ASU 2014-09 (Topic 606). Effective from April 1, 2018, the Company adopted ASU 2018-07 subsequent to early adoption of ASU 2014-09 (Topic 606). There is no material impact on Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investments and amounts in escrow

At March 31, 2019, the Company has a $38,147 (CAD$50,000) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures February 4, 2020.

At March 31, 2019, the Company’s solicitor is holding $1,698,791 (2018 - $nil) relating to proceeds under customer contracts.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at March 31, 2019 and 2018, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are calculated under a cost savings model. During March 2019, the Company and lessee have agreed to a revised payment schedule based on a quarterly payment of $118,000 per quarter through fiscal 2022 in place of the cost saving model. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months. As a result of the new known payment schedule, the Company has discounted the expected cash payments under the remaining term of the lease at 5.4% per annum. At March 31, 2019, a lease finance charge was recorded of $106,203. The discounted carrying value of the lease will accrete back to income over the lease term.

The balance presented in the balance sheet is the present value of the amounts due under the lease arrangement. No amount has been allocated to residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	March 31, 2019 $	March 31, 2018 $

Current portion, expected within twelve months, net of charter chargebacks	309,772	–
Amounts expected thereafter	784,914	1,995,000

Total	1,094,686	1,995,000

Future lease payments forecasted in annual periods are as follows:

$

2020	309,772
2021	472,000
2022	419,117
Interest deemed hereunder	(106,203)

Total	1,094,686

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2019 Net carrying value $	March 31, 2018 Net carrying value $

Furniture and equipment	4,155	2,078	2,077	2,908
Leasehold improvements	25,784	21,486	4,298	12,892
Testing equipment- Scrubber system	25,000	–	25,000	–

Total	54,939	23,564	31,375	15,800

Testing equipment is under development and no amortization is being recorded until the asset is ready for use.

During the year ended March 31, 2018, the Company manufactured an ENVI-Marine scrubber unit for installation on a marine vessel. At September 30, 2017, the carrying value of the equipment being produced exceeded the estimated recoverable cash flows from the planned use of the equipment under a long-term lease arrangement. Accordingly, the Company recorded an impairment to the cost of the asset under construction of $287,631 at that time.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	March 31, 2019 Net carrying value $	March 31, 2018 Net carrying value $

Patents and technical information	35,852,556	(5,649,046)	(20,457,255)	9,746,255	10,622,068

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), a non-related party, whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. The intangible assets were initially recorded at the estimated fair value of stock in a share exchange with Enviro, assumed obligations as well indebtedness forgiven. The patents and are being amortized using the straight-line method over the estimated useful life of 17 years.

In prior years, the Company determined that indicators of the impairment existed on these intangible assets. Based on a detailed review of the Company’s operations, access to financing and complexities in the technologies, it was determined that management could not support the carrying value of these assets. Accordingly, the Company recorded impairment charges in prior years. No impairment charges were recorded or reversed in 2019 and 2018.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

7.	Sales, Contract Assets and Contract Liabilities

The Company has analyzed its sales contracts under ASC 606 and has identified performance conditions that are not directly correlated with contractual payment terms with customer. As a result of the timing differences between customer payments and satisfaction of performance conditions, contractual assets and contractual liabilities have been recognized.

Contracts are tailored to meet each customer’s unique requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works
●	Certified design and engineering works
●	Delivered equipment to customers
●	Commissioned equipment

For the year ended March 31, 2019, the Company recognized sales revenues in proportion to performance obligations as noted below:

2019 $

Specified service works	27,000
Certified design and engineering works	606,725
Delivered equipment to customers, net of obligations	1,077,190
Commissioned equipment	364,035

Total	2,074,950

Changes in the Company’s contract assets and liabilities for the year are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2018	–	–	–

Customer receipts and receivables	–	–	(20,925,437)
Sales recognized in earnings, net	–	2,074,950	2,074,950
Payments and accruals under contracts	14,172,975	–	–
Costs recognized in earnings	(1,935,150)	(1,935,150)	–

Balance, March 31, 2019	12,237,825	139,800	(18,850,487)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

8.	Loan Receivable

As at March 31, 2019, the Company is owed $349,858 (2018 - $nil) for loan advances made to a non-related party which is non-interest bearing, unsecured, and due on demand. At March 31, 2019, management determined that collection of the amounts was doubtful based on the financial condition of the party and provided an allowance for loan amount in full. Management is in discussions with the party to convert the loan balance into an equity position in the company in order to recover the loan value by accessing patents and intellectual property rights.

9.	Warranty provision

During the year ended March 31, 2019, the Company recorded a non-cash warranty provision of $121,345 to pro-actively monitor, perform maintenance and improvements, and to assess the product performance and reliability under various conditions. Product warranty will be recorded at the time of sale and revised based on new information as system performance data becomes available.

	March 31, 2019 $	March 31, 2018 $

Balance, beginning of year	–	–
Provision for warranty	121,345	–

Balance, end of year	121,345	–

In addition, the Company incurred warranty and related costs of $794,114 during the year that were a reduction to the lease receivable.

10.	Convertible Debenture

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears guaranteed interest at 10% and default interest at 20% per annum, and was due on November 10, 2016. The note remained unpaid and outstanding at maturity. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On September 19, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at March 31, 2019, the carrying value of the debenture was $30,000 (2018 - $30,000) and the fair value of the derivative liability was $431,586 (2018 - $75,505).

Interest expense on the debenture for the year was recorded as $6,000 (2018 - $15,174)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

11.	Derivative Liability

The Company records the fair value of the conversion feature of the convertible debenture disclosed in Note 10 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2019, the Company recorded a loss on the change in fair value of derivative liability of $356,081 (2018 – $105,175). As at March 31, 2019, the Company recorded a derivative liability of $431,586 (2018 - $75,505).

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at March 31, 2019, assuming no expected dividends:

	As at March 31, 2019	As at March 31, 2018

Estimated common stock issuable upon conversion	165,843	155,847
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	2.4%	1.0%
Expected volatility	62%	107%
Expected life (in years)	0.25	0.25

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2017	192,286

Mark to market adjustment	105,175
Adjustment for conversion	(221,956)

Balance, March 31, 2018	75,505

Mark to market adjustment	356,081

Balance, March 31, 2019	431,586

12.	Related Party Transactions

(a)	As at March 31, 2019, the Company was owed $nil (2018 - $25,101) from a shareholder of the Company who has a significant influence on the Company’s operations. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2019, the Company owed $36,800 (2018 – $198,175) to Pacific Green Group Ltd (“PGG”), a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, of which $nil (2018 - $28,618) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

12.	Related Party Transactions (continued)

(c)	As at March 31, 2019, the Company owed $80,205 (2018 – $64,195) to directors of the Company, of which $nil (2018 - $4,208) was recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	During the year ended March 31, 2019, the Company incurred $750,131 (2018 – $310,000) in consulting fees to companies controlled by a director of the Company who also has a significant influence on the Company’s operations.

(e)	During the year ended March 31, 2019, the Company incurred $31,366 (2018 – $18,152) in consulting fees to a company controlled by a director of the Company.

(f)	During the year ended March 31, 2019, the Company incurred $364,269 (2018 - $68,250) in consulting fees to a company controlled by a director of the Company.

(g)	During the year ended March 31, 2019, the Company incurred $75,000 (2018 - $nil) in consulting fees to a director of the Company.

(h)	On June 14, 2012, the Company entered into an Assignment and Share Transfer Agreement with PGG, a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations, concerning the assignment of the Representation Agreement entered between PGG and Enviro and the purchase of 100% of the issued and outstanding common shares of PGMTL, a subsidiary of PGG, in exchange for an aggregate of 5,000,000 shares of common stock as well as a $5,000,000 promissory note. During the year ended March 31, 2018, the Company recorded imputed interest of $293,478 at a rate of 18% per annum which has been included in additional paid-in capital. On September 25, 2017, the Company issued 5,000,000 shares of common stock in settlement of the outstanding promissory note with PGG.

13.	Common Stock

Common stock issued during the year ended March 31, 2019:

(a)	On April 28, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675, which was recorded as common stock issuable as at March 31, 2018.

(b)	On May 28, 2018, the Company entered into securities purchase agreements (“SPA’s”) with seven investors. The SPA’s include subscription agreements for 1,957,333 shares of common stock at a price of $1.50 per share for proceeds of $2,936,000, and 1,957,333 share purchase warrants exercisable at a price of $2.50 per unit expiring on July 1, 2020. The SPA’s included conditional subscription agreements for the purchase of an additional 1,342,667 shares of common stock and 1,342,667 share purchase warrants exercisable at $2.50 per share expiring on July 1, 2020. Upon the Company meeting a specified sales target by December 31, 2018, the conditional subscriptions will be completed at $1.50 per unit on or before January 10, 2019. If the Company fails to achieve the specified sales target, then the investors have the option to complete the conditional subscription agreements for the purchase of an additional 1,853,998 shares of common stock and 1,853,998 share purchase warrants exercisable at $2.00 per share expiring on July 1, 2020 for $2.00 per unit on or before January 15, 2019.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

13.	Common Stock (continued)

Common stock issued during the year ended March 31, 2019 (continued):

(c)	On June 12, 2018, the Company issued 287,500 shares of common stock with a fair value of $517,500 to three consultants, in lieu of a cash payment, for six months of consulting services.

(d)	On July 5, 2018, the Company issued 50,000 shares of common stock for the settlement of $500 owed to a director of the Company pursuant to the exercise of stock options.

(e)	On September 28, 2018, the Company issued 145,000 shares of common stock with a fair value of $275,000 to seven consultants, in lieu of a cash payment, for six months of consulting services.

(f)	On October 16, 2018, the Company issued 100,000 shares of common stock pursuant to the exercise of stock options at $0.001 per common share for proceeds of $1,000.

(g)	On November 5, 2018, the Company issued 500,000 shares of common stock pursuant to the exercise of stock warrants at $1.00 per share for proceeds of $500,000.

(h)	On December 1, 2018, the Company issued 76,923 shares of common stock to a consultant in settlement of $100,000 due under a commission arrangement.

(i)	On January 10, 2019, the Company issued 1,342,667 shares of common stock pursuant to the conditional subscription agreements, above (b), at $1.50 per unit.

(j)	On January 22, 2019, the Company issued 8,700 shares of common stock to an employee valued at $2.30 per share.

(k)	On February 15, 2019, the Company issued 61,226 shares of common stock with a fair value of $134,697 to six consultants, in lieu of a cash payment, for six months of consulting services.

Common stock issued during the year ended March 31, 2018:

(l)	On June 1, 2017, the Company issued 33,333 shares of common stock relating to a non-brokered private placement at a price of $1.50 per share for proceeds of $50,000, which was recorded as common stock issuable as at March 31, 2017.

(m)	On June 1, 2017, the Company issued 500,000 shares of common stock relating to a non-brokered private placement at a price of $0.80 per share for proceeds of $400,000.

(n)	On September 13, 2017, the Company issued 1,337,500 shares of common stock relating to non-brokered private placements at a price of $0.80 per share for proceeds of $1,070,000.

(o)	On September 13, 2017, the Company issued 22,000 shares of common stock with a fair value of $9,900 to various consultants for consulting services. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(p)	On September 19, 2017, the Company issued 100,000 shares of common stock with a fair value of $125,000 pursuant to a conversion of $20,000 in principal and $107,545 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a gain on conversion of debt of $2,545. Refer to Note 10.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

13.	Common Stock (continued)

Common stock issued during the year ended March 31, 2018 (continued):

(q)	On September 25, 2017, the Company issued 8,636,595 shares of common stock with a fair value of $8,636,595 to PGG in settlement of the note payable of $5,000,000 (Note 12(h)) and $3,636,595 in outstanding loans and other advances due on demand.

(r)	On September 25, 2017, the Company issued 404,901 shares of common stock with a fair value of $404,901 to a significant shareholder of the Company in settlement of the loan payable of $319,418 (£289,144) and accrued interest of $85,483 (£65,525).

(s)	On October 4, 2017, the Company issued 320,000 shares of common stock with a fair value of $268,800 pursuant to a conversion of $40,000 in principal and $114,411 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock. This transaction resulted in a loss on conversion of debt of $114,389. Refer to Note 10.

(t)	On November 7, 2017, the Company issued 934,963 shares of common stock for proceeds of $935 pursuant to the exercise of share purchase warrants to a company controlled by a shareholder and director of the Company who has a significant influence on the Company’s operations.

(u)	On December 1, 2017, the Company issued 50,000 shares of common stock relating to non-brokered private placement at a price of $0.80 per share for proceeds of $40,000.

(v)	On December 1, 2017, the Company issued 221,628 shares of common stock relating to non-brokered private placements at a price of $0.86 per share for proceeds of $190,600.

(w)	On December 1, 2017, the Company issued 1,000,065 shares of common stock relating to non-brokered private placements at a price of $1.00 per share for proceeds of $1,000,065.

(x)	On February 20, 2018, the Company issued 500,000 shares of common stock relating to non-brokered private placements at a price of $1.00 per share for proceeds of $500,000. Concurrent and subject to the financing completion, the Company granted the subscriber 1,875,000 share purchase warrants. Of the share purchase warrants issued, 375,000 share purchase warrants are exercisable at $0.01 per share until August 23, 2018, 500,000 share purchase warrants are exercisable at $1.00 per share until November 23, 2018, and 1,000,000 share purchase warrants are exercisable at $1.00 per share until November 23, 2019.

(y)	On February 20, 2018, the Company issued 375,000 shares of common stock for proceeds of $3,750 pursuant to the exercise of share purchase warrants.

(z)	On February 22, 2018, the Company issued 24,000 shares of common stock with a fair value of $24,000 to settle debt of $24,000 owing to a director of the Company.

(aa)	As at March 31, 2018, the Company had $206,675 of share subscription proceeds for 206,675 shares of common stock at a price of $1.00 per share recorded as common stock issuable.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

14.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2017	2,268,297	0.88
Issued	1,875,000	0.80
Exercised	(1,309,963)	0.004
Cancelled	(666,667)	1.50
Expired	(666,667)	1.50

Balance, March 31, 2018	1,500,000	1.00

Issued	3,300,000	2.50
Exercised	(500,000)	1.00

Balance, March 31, 2019	4,300,000	2.15

As at March 31, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

3,300,000	2.50	July 1, 2020
1,000,000	1.00	November 23, 2019

4,300,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

15.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2017	362,500	0.01	1.3	377,000

Granted	175,000	0.01

Balance, March 31, 2018	537,500	0.01	0.7	478,375

Granted	3,065,000	1.59
Exercised	(150,000)	0.01

Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Additional information regarding stock options outstanding as at March 31, 2019 is as follows:

Outstanding and exercisable
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $

587,500	0.7	0.01
2,865,000	2.7	1.70

3,452,500

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends or forfeitures.

During the year ended March 31, 2019, the Company granted 3,065,000 stock options to officers, directors, employees, and consultants to the Company. The stock options are exercisable at prices from $1.70 per share to $0.01 per share for up to a three-year term. The stock options were recorded at their estimated fair value of $4,993,692 or $1.52 per option at the time of grant.

On July 17, 2018, the Company extended the life of 312,500 stock options previously granted to the Company’s President and Chief Executive Officer. The expiry date of the stock options was extended from July 18, 2018 to April 30, 2019. The extension of the stock options did not result in any incremental compensation cost.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

15.	Stock Options (continued)

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

The following weighted average assumptions were used in the determination of fair value using the Black-Scholes option pricing model:

	2019	2018

Risk-free interest rate	2.70%	1.45%
Expected life (in years)	2.8	2
Expected volatility	205%	251%

The fair value of stock options vested and recognized during the year ended March 31, 2019 was $4,993,692 (2018 - $78,164), which was recorded as additional paid-in capital and charged to operations.

16.	Stock-based compensation

The fair value of the Company’s share-based transactions are summarized as follows:

	2019 $	2018 $

Fair of stock options granted and vested (Note 15)	4,993,692	–
Fair value of shares issued to consultants (Note 13)	960,349	–
Fair value of shares issued to employees (Note 13)	20,000	–

	5,974,041	–

Shares issued to employees or consultants are recorded at their fair value. The fair value for share awards are determined by the quoted market price of the Company’s shares on the date approved for issuance by the Board.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	March 31, 2019
	North America $	Europe $	Total $

Property and equipment	31,375	–	31,375
Intangible assets	9,746,255	–	9,746,255

Revenues by customer region	–	2,074,950	2,074,950

	March 31, 2018
	North America $	Europe $	Total $

Property and equipment	15,800	–	15,800
Intangible assets	10,622,068	–	10,622,068

Revenues by customer region	–	1,995,000	1,995,000

For the year ended March 31, 2019, 98% (2018 – 100%) of the Company’s revenues were derived from a single customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

18.	Commitments

(a)	The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$

2020	460,783
2021	421,444
2022	421,444
2023	316,083
2024	–

1,619,754

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis.

19.	Income Taxes

The following table reconciles the income tax benefit at the statutory rates to income tax benefit at the Company’s effective tax rate.

	2019 $	2018 $

Net loss before taxes	(17,938,704)	(4,205,840)
Statutory tax rate	21%	34%

Expected income tax recovery	3,767,128	1,429,986
Permanent differences and other	(1,297,851)	(124,383)
Change in enacted tax rate	(83,745)	(3,330,818)
Foreign tax rate difference	(39,435)	(108,148)
Change in valuation allowance	(2,346,097)	2,133,363

Income tax provision	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

19.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred income tax assets and liabilities at March 31, 2019 and 2018 are primarily comprised of the following:

	2019 $	2018 $

Net operating losses carried forward	8,121,011	5,774,914
Valuation allowance	(8,121,011)	(5,774,914)

Net deferred tax asset	–	–

On December 22, 2017, the US federal tax legislation commonly known as the Tax Cut and Jobs Act (TCJA) was signed into law. The TCJA makes major changes to the Internal Revenue Code, including reducing the US federal income corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses arising in taxable years beginning after December 31, 2017, the TCJA limits a US corporate taxpayer’s ability to utilize net operating losses carryforwards to 80% of the taxpayer’s taxable income. In addition, net operating losses arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, with no carryback. Net operating losses generated in tax years beginning before January 1, 2018 are not be subject to the taxable income limitation and generally has a 20 year carryforward.

The Company has accumulated estimated net operating losses of approximately $39 million, which were incurred mainly in the United States of America, and which don’t begin to expire until 2033.

As at March 31, 2019, the Company is in arrears on filing its statutory corporate income tax returns for certain entities and the amounts presented above are based on estimates. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

20.	Subsequent Event

a)	On April 27, 2019, 312,500 stock purchase options held by an officer of the Company and due to expire on April 30, 2019, were extended until June 30, 2019.

b)	The Company’s entered into employment agreements coming into effective during April and May 2019, with commitments for up to an additional 250,000 stock options to be granted to officers of the Company. These options to be granted and priced in accordance with performance commitments and term of service.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	We require additional accounting personnel – The Company has signed over one hundred contracts in the financial year ended 31 March 2019 for a combined value of approximately USD$180m. The growth of corporate controls, processes and procedures have lagged behind that of operations, leading to a number of classification and quantification matters identified during the audit. The Company is in the process of recruiting additional accounting personnel to achieve due segregation of duties and to undertake regular and thorough reviews of all accounting entries. During the current financial year, a review of all the Company’s accounting procedures will be undertaken in conjunction with our auditor to ensure best practice is observed.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2019-2020.
●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Effective January 24, 2019, Iain Lees was appointed an executive director of our company.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Andrew Jolly	Director	47	October 1, 2013
Alexander Shead	Director	57	July 20, 2015
Neil Carmichael	President, Treasurer, Secretary and Director	65	December 18, 2012
Scott Poulter	Executive Director	52	May 8, 2017
Iain Lees	Executive Director	54	January 24, 2019

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

Neil Carmichael – President, Treasurer, Secretary and Director

Dr. Neil Carmichael was appointed as a director of our company on December 18, 2012 and as our president, treasurer and secretary on August 31, 2013. Dr. Carmichael holds a Mathematics BSc from University of Edinburgh and a Mathematics PhD from University of Warwick. Dr. Carmichael has over 25 years’ energy sector management experience including international business development, strategy formulation and implementation and procurement accountabilities. From 1980-85 Dr. Carmichael worked in scientific and engineering consultancy, initially with Scicon (part of BP group) on non-linear optimization, then with Intercomp on mathematics for petroleum engineering and reservoir simulators. In 1985 he joined Shell in its reservoir engineering research unit. This was followed by positions in petroleum engineering, field development; followed by management roles in business development, personnel, information technology and procurement. This required working in a range of countries, from Peru to Bangladesh. In 2006 to 2010 he was chief executive officer of Shell Business Development Central Asia, based in Astana, Kazakhstan and responsible for Shell’s new business activities in Kazakhstan, Turkmenistan and Azerbaijan. Dr. Carmichael was also the Shell representative in Turkmenistan and Azerbaijan. Since 2010 he has been working on two upstream, exploration focused, startups, one in Ukraine and the other in Pakistan. Dr. Carmichael has most recently held the position of general manager and country representative in Central Asia with Shell Exploration and Production. Dr. Carmichael has a wide range of technical, country and management experiences; mostly focused on oil and gas, much of it applicable in other domains.

Alexander Shead – Director

Alexander Shead is a British, Australian and Swiss national. In 1993, Mr. Shead co-founded Stuart Alexander in the UK, an insurance advisory business which was sold to AXA UK. In 2004, he moved to Australia where he was a cornerstone investor and Director of Milne Alexander, a boutique insurance broking and advisory firm until its sale in 2007. Between 2007 and 2014, Mr. Shead was the Executive Chairman of the Mecon Winsure Insurance Group until its sale to Steadfast Group Limited in 2014.

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

Iain Lees - Director

Iain Lees joins the Company from HannawayCA Corporate Finance Limited (HCACF), a leading financial and business advisory firm in Northern Ireland where he has served as Managing Director since January, 2017. As Managing Director of HCACF, he is responsible for operations, regulation and risk management, as well as selling, staffing and delivering projects.

Before joining HCACF, Mr. Lees was a Director in the Corporate Finance department of PricewaterhouseCoopers for 15 years (2002 to 2017) where he advised on a range of M&A, infrastructure and financing projects with a focus on energy projects, including the financing of Simple Power (wind turbines) and DFD Solar (solar farm), the acquisitions of Viridian/NIE (conventional and renewable generation and supply), Phoenix gas (transmission and supply) and iPower (standby power via diesel generators). Iain also advised on the sales of WarmFill and HEAT, both energy efficiency businesses.

Before joining PwC, Mr. Lees was Finance Director (2000 to 2002) of AiM-listed technology company bizzbuild, where he was responsible for that company’s main subsidiary, financial reporting, audit, treasury, M&A, financial strategy, and investor relations. Iain also served as Corporate Finance Manager of BT plc (1996-2000), and in various audit and corporate finance roles at Deloitte (1986-1996) where he became qualified as a Chartered Accountant. Mr. Lees holds the Securities Institute diploma and a bachelor’s degree in Economics from the University of Bristol.

Except as disclosed herein, there have been no transactions between the Company and Iain Lees since our last fiscal year which would be required to be reported herein. There are no family or similar relationships among Mr. Lees and any of our officers, directors, or affiliates.

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

Board of Directors and Director Nominees

Since our board of directors does not include a majority of independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which the slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, the board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pacific Green Technologies Inc., Suite #10212 8 The Green, Dover, DE 19901 USA.

Item 11. Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2019; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2018, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Neil Carmichael (1)	2019	Nil	75,000	Nil	Nil	Nil	Nil	Nil	75,000
President, Secretary, Treasurer and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Andrew Jolly (2), Director	2019	31,366	Nil	Nil	79,758	Nil	Nil	Nil	111,124
	2018	18,152	Nil	Nil	Nil	Nil	Nil	Nil	18,152

Alexander Shead (3), Director	2019	240,000	100,000	Nil	717,821	Nil	Nil	Nil	1,057,821
	2018	68,250	Nil	Nil	78,164	Nil	Nil	Nil	146,414

Scott Poulter (4),	2019	550,131	200,000	Nil	1,355,855	Nil	Nil	Nil	2,105,986
Executive Director	2018	290,000	Nil	Nil	Nil	Nil	Nil	Nil	290,000

Iain Lees (5),	2019	Nil	Nil	Nil	249,310	Nil	Nil	Nil	249,310
Executive Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(2)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(3)	Alexander Shead was appointed as a director of our company on July 20, 2015. On September 26, 2017, Mr. Sheads consulting company was granted 175,000 stock options.
(4)	Scott Poulter was appointed as an Executive Director of our company on May 8, 2017.
(5)	Iain Lees was appointed as an Executive Director of our company on January 24, 2019.

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

On July 19, 2015, we granted 312,500 stock options to the President of our company. The stock options are exercisable at a price of $0.01 per share and expire on June 30, 2019.

On July 20, 2015, we granted 50,000 stock options to a director of our company. The stock options are exercisable at a price of $0.01 per share and were exercised in July 2018.

On September 26, 2017, the Company granted 175,000 stock options to a Company controlled by Alex Shead. The stock options are exercisable at $0.01 per share and expire September 25, 2019.

On November 30, 2018, the Company granted 2,865,000 stock options to Employees, Directors and Consultants to the Company. These options are exercisable at $1.70 per share and expire November 29, 2021.

 On on January 24, 2019, the Company granted 100,000 stock options to a director of our company. The stock options are exercisable at a price of $0.01 per share and vested immediately.

Outstanding Equity Awards at Fiscal Year End

None

Option Exercises

During our fiscal year ended March 31, 2019, 50,000 stock purchase options were exercised by Mr. Shead, a Director of the Company.

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

On January 24, 2019, we entered into an agreement with Iain Lees to provide director services to the Company for compensation of $20,833 per month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 28, 2019, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 28, 2019, there were 45,493,439 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Neil Carmichael(3) Suite #10212 8 The Green, Dover, DE 19901	40,000(4) Common Shares	*
Andrew Jolly(5) Sophia House 28 Cathedral Road Cardiff CF11 9L1 United Kingdom	24,000 Common Shares	*
Alexander Shead Suite #10212 8 The Green, Dover, DE 19901	3,708,074 Common Shares(6)	8.09%
Scott Poulter Suite #10212 8 The Green, Dover, DE 19901	6,266,069 Common Shares(7)	13.6%
Directors and Executive Officers as a Group	10,038,143 Common Shares	22.0%
Fresh Air Investments Canada Limited(2) Suite 409-221 West Esplanade North Vancouver BC Canada V7M 3J3	6,266,069 Common Shares	13.7%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Uniquegreen World Investments Limtied Michail Kasialou 16, Office 301 Nicosia, Cyrpus1076	3,150,360 Common Shares	6.7%
Twynam Agricultural Group PTY L8 17-19 Bridge Street, Sydney, New South Wales 2000 Australia	6,850,000 Common Shares	14.9%
Intrawest Overseas Limited P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	2,626,961 Common Shares	5.7%
Over 5% Shareholders	18,893,390 Common Shares	41.5%

*	Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 28, 2019. As of June 28, 2019, there were 45,493,439 shares of our company’s common stock issued and outstanding.
(2)	Scott Poulter has a controlling voting interest over shares owned by Fresh Air Investments Canada Limited.
(3)	Neil Carmichael was appointed as a director of our company December 18, 2012 and as president, secretary and treasurer on August 31, 2013.
(4)	Includes 40,000 common shares held indirectly by Neil Carmichael through 1728313 Ontario Ltd.
(5)	Andrew Jolly was appointed as a director of our company on October 1, 2013.
(6)	Includes 1,081,113 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 2,626,961 common shares held by Intrawest Overseas Limited. Securities held by Intrawest Overseas Limited are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities.
(7)	Includes 6,266,069 common shares held by Fresh Air Investments Canada Limited. Mr. Poulter does not exercise direct voting or dispositive control over these securities. However, the Hookipa Trust is a minority shareholder of Fresh Air Investments Canada Limited.

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

During the years ended March 31, 2019 and 2018, respectively, we incurred $1,196,497 and $396,402 in consultancy fees paid to the officers, directors and companies controlled by them.

	Year Ended
	March 31, 2019 $	March 31, 2018 $
PGG(1)	750,131	310,000
Alexander Consulting Group Pty Ltd, controlled by Alexander Shead	340,000	68,250
Equis Energy Limited, controlled by Andrew Jolly	31,366	18,152
Dr. Carmichael	75,000	Nil
Total	1,196,497	396,402

As at March 31, 2019 and March 31, 2018, we had amounts due to/from related parties as follows:

	March 31, 2019		March 31, 2018
Due to (from) related parties	Due from related parties(2)	Due to related parties(2)	Due from related parties(2)	Due to related parties(2)
	$	$	$	$
PGG(1)	Nil	36,800	Nil	169,557
Other directors	Nil	80,205	25,101	59,987
Total	Nil	117,005	25,101	229,544

(1)	Both Sichel Limited, Pacific Green Development Ltd. and PGG are wholly owned subsidiaries of the Hookipa Trust. Sichel is a shareholder of our company, and provides consulting services pursuant to a consulting agreement dated May 1, 2010. The sole director of Sichel, who is also the sole director of PGG, is Scott Poulter, a Director of the Company effective May 8, 2017.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with five directors, Dr. Neil Carmichael, Dr. Andrew Jolly, Mr. Alex Shead, Mr. Scott Poulter and Mr. Iain Lees. None of our directors qualify as “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2019 and for fiscal year ended March 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2019 $	March 31, 2018 $
Audit Fees	$85,000	$17,500
Audit Related Fees	$-	15,500
Tax Fees	-	-
All Other Fees	-	-
Total	85,000	33,000

The amounts paid for the year ended March 31, 2019 relate to KPMG LLP, those for the year ended March 31st 2018 relate to Saturna Group Chartered Professional Accountants LLP.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.
2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)

*	Filed herewith.

Exhibit Number	Description
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)

Exhibit Number	Description
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on July 15, 2014)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 1, 2019	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: July 1, 2019	By:	/s/ Richard Oliver
Richard Oliver
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 1, 2019	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: July 1, 2019	By:	/s/ Richard Oliver
Richard Oliver
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: July 1, 2019	By:	/s/ Scott Poulter
Scott Poulter
Executive Director