Form 10-Q
period 2019-06-30
Pacific Green Technologies Inc.
filed 2019-08-13
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

45,493,439 common shares issued and outstanding as of August 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2019

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–2

Condensed Consolidated Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Statements of Stockholders Equity	F–4

Condensed Consolidated Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2019 $	March 31, 2019 $

ASSETS

Cash	4,020,576	2,863,148
Short-term investments and amounts in escrow (Note 3)	2,574,321	1,736,938
Accounts receivable and other amounts recoverable	2,375,733	778,435
Prepaid expenses and deposits	987,230	870,639
Contract assets (Note 8)	21,894,085	12,237,825
Lease receivable, current portion (Note 4)	427,772	309,772

Total Current Assets	32,279,717	18,796,757

Lease receivable (Note 4)	681,689	784,914
Property and equipment (Note 5)	181,063	31,375
Right of use asset (Note 7)	1,642,102	–
Intangible assets (Note 6)	9,527,302	9,746,255

Total Assets	44,311,873	29,359,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	6,763,878	4,511,721
Warranty provision (Note 9)	197,119	121,345
Contract liabilities (Note 8)	34,737,440	18,850,487
Convertible debenture (Note 10)	30,000	30,000
Current portion of operating lease obligation (Note 7)	100,607	–
Due to related parties (Note 12)	98,538	117,005
Derivative liability (Note 11 and 17)	568,540	431,586

Total Current Liabilities	42,496,122	24,062,144

Long-term operating lease obligation (Note 7)	1,240,165	–

Total Liabilities	43,736,287	24,062,144

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 45,493,439 and 45,493,439 shares issued and outstanding, respectively (Note 13)	45,493	45,493

Additional paid-in capital	90,698,002	90,684,174

Accumulated other comprehensive income	349,460	270,245

Deficit	(90,517,369)	(85,702,755)

Total Stockholders’ Equity	575,586	5,297,157

Total Liabilities and Stockholders’ Equity	44,311,873	29,359,301

Nature of Operations (Note 1)
Commitments (Note 19)
Subsequent Events (Note 20)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2019 $	Three Months Ended June 30, 2018 $

Sales (Note 8)	4,764,235	–
Cost of goods sold	(2,817,913)	–

Gross margin	1,946,322	–

Expenses

Advertising and promotion	545,052	34,517
Amortization of intangible assets	218,953	218,953
Consulting fees (Note 12)	2,892,870	357,084
Depreciation	9,444	2,356
Foreign exchange loss (gain)	250,842	(144,729)
Lease expense	102,462	–
Office and miscellaneous	493,646	62,643
Professional fees	310,686	69,542
Salaries and wage expenses	903,708	–
Stock-based compensation (Note 16)	13,828	–
Transfer agent and filing fees	108,238	17,022
Travel and accommodation	659,017	83,494
Warranty and related (Note 9)	128,704	–

Total expenses	6,637,450	700,882

Loss before other income (expense)	(4,691,128)	(700,882)

Other income (expense)

Loss on change in fair value of derivative liability (Note 11)	(136,954)	(145,147)
Interest income on finance lease	14,968
Interest expense	(1,500)	(2,990)

Total other income (expense)	(123,486)	(148,137)

Net loss for the year	(4,814,614)	(849,019)

Other comprehensive income

Foreign currency translation gain (loss)	79,215	(114,230)

Comprehensive loss for the year	(4,735,399)	(963,249)

Net loss per share, basic and diluted	(0.10)	(0.02)

Weighted average number of shares outstanding *	46,030,439	41,641,116

*For the period ended June 30, 2019, includes 537,500 stock options as they are exercisable at any time for nominal cash consideration

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2018	40,757,415	40,757	206,675	78,989,346	268,259	(67,764,051)	11,740,986

Shares issued pursuant to private placements	2,164,008	2,164	(206,675)	3,140,511	–	–	2,936,000
Shares issued for services	287,500	288	–	517,212	–	–	517,500
Foreign exchange translation gain	–	–	–	–	(114,230)	–	(114,230)
Net loss for the year	–	–	–	–	–	(849,019)	(849,019)

Balance June 30, 2018	43,208,923	43,209	–	82,647,069	154,029	(68,613,070)	14,231,237

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2019	45,493,439	45,493	–	90,684,174	270,245	(85,702,755)	5,297,157

Fair value of options granted	–	–	–	13,828	–	–	13,828
Foreign exchange translation gain	–	–	–	–	79,215	–	79,215
Net loss for the year	–	–	–	–	–	(4,814,614)	(4,814,614)

Balance June 30, 2019	45,493,439	45,493	–	90,698,002	349,460	(90,517,369)	575,586

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2019 $	Three Months Ended June 30, 2018 $

Operating Activities

Net loss for the year	(4,814,614)	(849,019)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	218,953	218,953
Amortization on right of use asset	92,340	–
Depreciation	9,444	2,356
Interest accretion on finance lease	(14,788)	–
Loss on change in fair value of derivative liability	136,954	145,147
Fair value of stock options granted	13,828	–
Stock issued for services	–	189,467

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	(837,383)	–
Accounts receivable and other amounts recoverable	(1,597,298)	(1,442)
Prepaid expenses and deposits	(116,591)	(124,929)
Contract assets	(9,656,260)	–
Lease payments	(393,670)	–
Accounts payable and accrued liabilities	2,252,157	(174,629)
Warranty accrual	75,774	–
Contract liabilities	15,886,953	–
Due to related parties	(18,467)	(124,719)

Net Cash From (Used In) Operating Activities	1,237,332	(718,815)

Investing Activities
Additions of property and equipment	(159,132)	–

Net Cash Used In Investing Activities	(159,132)	–

Financing Activities
Proceeds from issuance of common stock	–	2,936,000

Net Cash Provided by Financing Activities	–	2,936,000

Effect of Foreign Exchange Rate Changes on Cash	79,228	(139,332)

Change in Cash	1,157,428	2,077,853

Cash, Beginning of Year	2,863,148	229,882

Cash, End of Year	4,020,576	2,307,735

Non-cash Investing and Financing Activities:
Stock issued for services included in prepaid expenses	–	328,033

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

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

The condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Significant Accounting Policies

(a)	Basis of Presentation

Except for changes described in Note 2(b), the accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with US GAAP, on a basis consistent with those followed in the March 31, 2019 audited consolidated financial statements, and are expressed in US Dollars. The following accounting policies are consistently applied in the preparation of the consolidated financial statements. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Marine Technologies Ltd. (formerly Pacific Green Technologies Marine Limited) (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGM Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGM US)	Wholly-owned subsidiary
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGM US
Pacific Green Marine Technologies Group Inc (inactive)	Wholly-owned subsidiary of PGM US
Pacific Green Marine Technologies Trading Inc. (new)	Wholly-owned subsidiary of PGM US
Pacific Green Marine Technologies (Norway) SA (new)	Wholly-owned subsidiary of PGM US

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Recently adopted accounting pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 is substantially unchanged from the previous lease requirements under US GAAP. ASU No. 2016-02 became effective for public companies with fiscal years beginning after December 15, 2018. Accordingly, the Company’s adopted the new guidance as of April 1, 2019.

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted for upon transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,778,082 and a lease liability of $1,365,131 as of April 1, 2019. The difference between the right-of-use asset and lease liability relates to the balance a rent advance. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows. For additional disclosure and detail, see note 7 below.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investments and amounts in escrow

At June 30, 2019, the Company has a $38,194 (CAD$50,000) (March 31, 2019 - $38,147) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures February 4, 2020.

At June 30, 2019, the Company’s solicitor is holding $2,536,127 (March 31, 2019 - $1,698,791) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at June 30, 2019 and March 31, 2019, consists of an amount due from the customer under a long-term lease arrangement.

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

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable (continued)

	June 30, 2019 $	March 31, 2019 $

Current portion, expected within twelve months, net of charter chargebacks	427,772	309,772
Amounts expected thereafter	681,689	784,914

Total	1,109,461	1,094,686

Future lease payments forecasted in annual periods are as follows:

$

2020	427,772
2021	472,000
2022	301,114
Interest deemed hereunder	(91,425)

Total	1,109,461

5.	Property and Equipment

	Cost $	Accumulated amortization $	June 30, 2019 Net carrying value $	March 31, 2019 Net carrying value $

Furniture and equipment	144,194	9,287	134,907	2,077
Leasehold improvements	25,785	23,635	2,150	4,298
Testing equipment- Scrubber system	44,006	–	44,006	25,000

Total	213,985	32,922	181,063	31,375

Testing equipment is under development and no amortization is being recorded until the asset is ready for use.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	June 30, 2019 Net carrying value $	March 31, 2019 Net carrying value $

Patents and technical information	35,852,556	(5,867,999)	(20,457,255)	9,527,302	9,746,255

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

In prior years, the Company determined that indicators of the impairment existed on these intangible assets. Based on a detailed review of the Company’s operations, access to financing and complexities in the technologies, it was determined that management could not support the carrying value of these assets. Accordingly, the Company recorded impairment charges in prior years. No impairment charges were recorded or reversed in 2019 or 2018.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

7.	Leases

The Company has one long-term operating lease for office space in London, United Kingdom. The lease commenced on April 1, 2019 and expires December 25, 2023.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s operating lease does not provide an implicit rate, the discount rate used to determine the present value of the lease payments is the collateralized incremental borrowing rate based on the remaining lease term. The operating lease asset excludes lease incentives. The operating lease does not contain an option to extend or terminate the lease term at the Company’s discretion. Operating lease expense is recognized on a straight-line basis over the lease term.

Lease cost during the three month period:
Operating lease expense	$102,462

Term and discount rate:
Lease term (years)	4.75
Discount rate*	4.50%

* The Company determined the discount rate with reference to mortgages of similar tenure and terms.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$

2020 (remainder of year)	-
2021	402,432
2022	402,432
2023	402,432
2024	301,823
Total future minimum lease payments	1,509,119
Imputed interest	(168,347)

Operating lease obligations	1,340,772

8.	Sales, Contract Assets and Contract Liabilities

The Company has analyzed its sales contracts under ASC 606 and has identified performance conditions that are not directly correlated with contractual payment terms with customer. As a result of the timing differences between customer payments and satisfaction of performance conditions, contractual assets and contractual liabilities have been recognized.

Contracts are tailored to meet each customer’s unique requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works
●	Certified design and engineering works
●	Delivered equipment to customers
●	Commissioned equipment

For the three months ended June 30, 2019, the Company recognized sales revenues in proportion to performance obligations as noted below:

2019 $

Specified service works	-
Certified design and engineering works	1,672,927
Delivered equipment to customers, net of obligations	2,788,212
Commissioned equipment	303,096

Total	4,764,235

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

8.	Sales, Contract Assets and Contract Liabilities (continued)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2018	–	–	–

Customer receipts and receivables	–	–	(20,925,437)
Sales recognized in earnings	–	2,074,950	2,074,950
Payments under contracts	14,172,975	–	–
Costs recognized in earnings	(1,935,150)	(1,935,150)	–

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(20,651,188)
Sales recognized in earnings	–	4,764,235	4,764,235
Payments and accruals under contracts	12,474,173	–	–
Costs recognized in earnings	(2,817,913)	(2,817,913)	–

Balance, June 30, 2019	21,894,085		(34,737,440)

9.	Warranty provision

During the three months ended June 30, 2019, the Company recorded a non-cash warranty provision of $75,774 to pro-actively monitor, perform maintenance and improvements, and to assess the product performance and reliability under various conditions. Product warranty will be recorded at the time of sale and revised based on new information as system performance data becomes available.

A summary of the changes in the warranty provision for the three month periods is shown below:

$

Balance, March 31, 2018	–

Provision for warranty	121,345

Balance, March 31, 2019	121,345

Provision for warranty	75,774

Balance, June 30, 2019	197,119

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

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

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On September 19, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at June 30, 2019, the carrying value of the debenture was $30,000 (March 31, 2019 - $30,000) and the fair value of the derivative liability was $568,540 (March 31, 2019 - $431,586) as further discussed in Note 11.

Interest expense on the debenture for the three months ended was recorded as $1,500 (June 30, 2018 - $1,500).

11.	Derivative Liability

The Company records the fair value of the conversion feature of the convertible debenture disclosed in Note 10 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended June 30, 2019, the Company recorded a loss on the change in fair value of derivative liability of $136,954 (June 30, 2018 – $145,147). As at June 30, 2019, the Company recorded a derivative liability of $568,540 (March 31, 2019 - $431,586).

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at June 30, 2019, assuming no expected dividends:

	As at June 30, 2019	As at March 31, 2019

Estimated common stock issuable upon conversion	169,592	165,843
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	2.2%	2.4%
Expected volatility	79%	62%
Expected life (in years)	0.25	0.25

A summary of the changes in derivative liabilities for the three month periods is shown below:

	June 30, 2019 $	June 30, 2018 $

Balance, beginning of period	431,586	75,505
Mark to market adjustment	136,954	145,147

Balance, end of period	568,540	220,652

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

12.	Related Party Transactions

(a)	As at June 30, 2019, the Company owed $18,333 (March 31, 2019 – $36,800) to Pacific Green Group Ltd (“PGG”), a company controlled by a shareholder of the Company who has a significant influence on the Company’s operations. The amounts owing are unsecured, non-interest bearing, and due on demand
(b)	As at June 30, 2019, the Company owed $80,205 (March 31, 2019 – $80,205) to directors of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(c)	During the three months ended June 30, 2019, the Company incurred $275,075 (June 30, 2018 – $65,000) in consulting fees to companies controlled by a director of the Company who also has a significant influence on the Company’s operations.
(d)	During the three months ended June 30, 2019, the Company incurred $60,000 (June 30, 2018 – $60,000) in consulting fees to a company controlled by a director of the Company.
(e)	During the three months ended June 30, 2019, the Company incurred $3,985 (June 30, 2018 – $3,750) in consulting fees to a company controlled by a director of the Company.
(f)	During the three months ended June 30, 2019, the Company incurred $35,000 (June 30, 2018 - $nil) in consulting fees to a director of the Company.

13.	Common Stock

During the three months ended, there were no issuances of common stock.

14.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00

Issued	3,300,000	2.50
Exercised	(500,000)	1.00

Balance, March 31, 2019 and June 30, 2019	4,300,000	2.15

As at June 30, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

3,300,000	2.50	July 1, 2020
1,000,000	1.00	November 23, 2019

4,300,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

15.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	0.7	478,375

Granted	3,065,000	1.59
Exercised	(150,000)	0.01
Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	50,000	1.86	2.5

Balance, June 30, 2019	3,502,500	1.43	2.1	8,140,000

Additional information regarding stock options outstanding as at June 30, 2019 is as follows:

Exercisable			Unvested
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $	Number of shares	Weighted Average Exercise price $

537,500	0.7	0.01
2,915,000	2.7	1.70	50,000	1.86

3,452,500			50,000

During the three months ended June 30, 2019, the Company granted 50,000 stock options to an officer of the Company. The stock options are exercisable at a discount to market, estimated at an average of $1.86 per share, and anticipated to vest on August 26, 2020. The options have an estimated fair value of $3.62 per share. The estimated fair value of the stock options are being recorded over the requisite service period to vesting. For the three months ended, June 30, 2019, the fair value of $13,828 (June 30, 2018 - $nil) is recorded as stock-based compensation. The unrecognized fair value of $167,117 at June 30, 2019, is anticipated to be recorded in fiscal 2020 and 2021 as $108,251 and $58,866, respectively.

The Company previously issued 312,500 stock options with an exercise price of $0.01 per share to the Company’s president which were due to expire on April 30, 2019. On April 27, 2019, those stock options were extended for 60 days until June 30, 2019. On June 30, 2019, the Company agreed to a further extension for the stock options till October 31, 2019. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

Three months ended June 30, 2019

Risk-free interest rate	2.48%
Expected life (in years)	2.5
Expected volatility	190%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

16.	Stock-based compensation

The fair value of the Company’s share-based transactions for the three month periods are summarized as follows:

	June 30, 2019 $	June 30 2018 $

Fair value of stock-options granted to an employee (Note 15)	13,828	–

	13,828	–

17.	Financial Instruments

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

The Company’s derivative financial instruments that are measured and recognized at fair value as of June 30, 2019, on a recurring basis are as noted below in the fair value hierarchy:

	Level 1 $	Level 2 $	Level 3 $

Derivative liability	–	568,540	–

Total	–	568,540	–

18.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	June 30, 2019
	North America $	Europe $	Total $

Property and equipment	48,026	133,037	181,063
Right of use asset	–	1,642,102	1,642,102
Intangible assets	9,527,302	–	9,527,302

	9,575,328	1,775,139	11,350,467

	Asia $	Europe $	Total $

Revenues by customer region	824,000	3,940,235	4,764,235

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

18.	Segmented Information (continued)

	June 30, 2018
	North America $	Europe $	Total $

Property and equipment	13,444	–	13,444
Intangible assets	10,403,115	–	10,403,115

	10,416,559	–	10,416,559

	Asia $	Europe $	Total $

Revenues by customer region	–	–	–

For the three months ended June 30, 2019, 82% (June 30, 2018 – $nil) of the Company’s revenues were derived from a single customer.

19.	Commitments

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

20.	Subsequent Events

a)	On July 2, 2019, the Company received the resignation of the Chief Operating Officer. The resignation did not result from a disagreement with the Company regarding policies, practices or otherwise. The Company agreed to a payment of $150,000 and the issuance of 50,000 shares of common stock in full settlement of all accrued and unpaid compensation and bonuses payable for services rendered. Options previously granted or conditionally granted by the Company were concurrently forfeited with the resignation.

b)	Additionally, on July 2, 2019, the Company entered into a settlement agreement with an affiliated shareholder, holding more than 10% of the issued and outstanding securities. The Company was notified that the affiliated shareholder profited from the purchase and sale of the Company’s common stock within a six month period, in violation of Section 16(b) of the Securities Exchange Act of 1934. The affiliated shareholder has disgorged the full amount of profit realized paying the Company approximately $135,500, in exchange for the forbearance of legal action by the Company.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Marine Technologies Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Marine Technologies Limited, a United Kingdom company, (5) Pacific Green Technologies International Limited, a British Virgin Islands company, (6) Pacific Green Technologies Asia Limited, a Hong Kong company, (7) Pacific Green Technologies China Limited, a Hong Kong company, (8) Pacific Green Marine Technologies Trading Limited and (9) Pacific Green Marine Technologies (Norway) AS, unless otherwise indicated.

Strrategy

The Company is the proprietary owner of emission control technologies with three distinct applications:

●	ENVI-MarineTM, for the marine industry;

●	ENVI-PureTM, for the waste to energy and biomass industries; and

●	ENVI-CleanTM, designed for coal fired power electricity generation and industrial plants involved in steel generation.

The first of the Company’s technologies to gain significant traction has been ENVI-MarineTM. During the year ended March 31, 2019, the Company secured an order book for its ENVI-MarineTM technology of approximately USD$180 million. During the current year to date, the Company has added approximately USD$18 million in additional sales agreements.

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

The Company has been actively marketing its ENVI-Marine™ units to ship brokers and ship owners through most of the year. To date, our company and its subsidiaries have successfully executed several agreements;

●	on September 5, 2018, the Company announced that its wholly owned subsidiary, Pacific Green Marine Technologies Inc. (“PGMT”), had signed an agreement with an unnamed international operator for twenty-five (25) production slots. The operator, which operates internationally with a substantial fleet of multiple times the production slots they have reserved, has entered into the agreement to secure production availability to December 2021;

●	effective September 24, 2018, the Company, owner of the ENVI-Marine™ System Exhaust Gas Scrubbing System (the “ENVI-Marine™ System”), announced that PGMT had executed a sale and purchase agreement dated September 10, 2018, pursuant to which PGMT will manufacture and install the System on up to sixteen Union vessels between now and March 2020 for a value of approximately USD$29.4 million;

●	on November 1, 2018, the Company announced that PGMT had executed an agreement to manufacture and install its ENVI-Marine™ System on three VLCC type vessels owned by Landbridge Group Co. Ltd for a combined value of USD$9.24 million;

●	on November 16, 2018, the Company announced that PGMT had executed an agreement for US$17.9 million to manufacture and install its ENVI-Marine™ System on six vessels owned by Ridgebury Holdings LLC;

●	effective December 3, 2018, the Company issued a news release announcing that PGMT had entered into several agreements pursuant to which it intends to supply its ENVI-Marine™ System during 2019 for 18 vessels owned or managed by Scorpio Bulkers Inc., and 10 Vessels owned or managed by Scorpio Bulkers Inc. in 2020, with a combined value during 2019 and 2020 of approximately USD$42.4 million;

●	effective December 3, 2018, the Company issued a news release announcing its entry into agreements pursuant to which it intends to supply its ENVI-Marine™ System during 2019 for 42 vessels owned or managed by Scorpio Tankers Inc., and 10 Vessels owned or managed by Scorpio Tankers Inc. in 2020, with a combined value during 2019 and 2020 of approximately USD$79.6 million.

●	On July 5, 2019, the Company announced the exercise of an option granted to two customers for an additional 25 ENVI marine units on designated ships for delivery in 2020.

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

Other significant transactions for the period

On July 2, 2019, the Company announced the resignation of Mr. Lees as the Company’s Chief Operating Officer and a Director. Mr. Lees’ employment began with the Company in April 2019. Concurrent with the resignation, Mr. Lees and the Company agreed to compensation of $150,000 and 50,000 restricted shares of common stock in the Company for the extinguishment of stock options granted and performance bonuses.

On July 2, 2019, the Company entered into a settlement agreement with an affiliated shareholder for the disgorgement of profits realized on stock transactions involving a purchase and sale within a six month period, in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company received approximately $135,500 as a result of the profit disgorgement.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2019 and 2018.

Revenue for the three months ended June 30, 2019 was $4,764,235 versus $nil for the three months ended June 30, 2018. The Company’s revenues were derived from the sale of marine scrubber units and related services during 2019. During the three months ended, the Company was in various stages of delivery and commissioning of marine scrubber units on 4 vessels.

During the three months, the Company had realized a gross margin of 41%. Management anticipates realizing margins between 20% and 40% in future periods.

Our financial results for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30,
	2019	2018
Sales	$4,764,235	$–
Cost of goods sold	$(2,817,913)	$–
Gross margin	$1,946,322	$–

Operating exenses
Advertising and promotion	$545,052	$34,517
Amortization of intangible assets	$218,953	$218,953
Consulting fees	$2,892,870	$357,084
Depreciation	$9,444	$2,356
Foreign exchange loss	$250,842	$(144,729)
Lease expense	$102,462	$–
Office and miscellaneous	$493,646	$62,643
Professional fees	$310,686	$69,542
Salaries and wages expenses	$903,708	$–
Stock-based compensation	$13,828	$–
Transfer agent and filing fees	$108,238	$17,022
Travel and accommodation	$659,017	$83,494
Warranty and related	$128,704	$–
Total operating expenses	$6,637,450	$700,882

Expenses for the three month period ended June 30, 2019 were $6,637,450 as compared to $700,882 for the three month period ended June 30, 2018 as the Company continued to grow is management and operations team in order to deliver the significant order book. Consulting fees increased significantly and were comprised of fees paid to third parties for business development efforts, advisory services as well as amounts paid to the directors of the Company. There were significant increases to advertising, professional and office based costs, alongside salary and travel costs.

For the three month period ended June 30, 2019, our company had a net loss of $4,814,614 ($0.10 per share) compared to a net loss of $849,019 ($0.02 per share) for the three month period ended June 30, 2018. The Company’s operations have increased significantly and personnel, travel and consultancy expenses contributed significantly to the increased loss for the quarter. In addition to the operating expenses noted above, for the three month period ended June 30, 2019, our company had interest expense of $1,500 (2018 - $2,990) and loss on change in fair value of derivative liabilities of $136,954 (2018 - $145,147) and a lease finance charge of $14,968 (2018- $nil).

Liquidity and Capital Resources

Working Capital

	At June 30, 2019	At March 31, 2019
Current Assets	$32,279,717	$18,796,757
Current Liabilities	$42,496,122	$24,062,144
Working Capital (Deficit)	$(10,216,405)	$(5,265,387)

Cash Flows

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net Cash From (Used in) Operating Activities	$1,237,332	$(718,815)
Net Cash Used in Investing Activities	$(159,132)	$-
Net Cash Provided by Financing Activities	$-	$2,936,000
Effect of Exchange Rate Changes on Cash	$79,228	$(139,332)
Net Change in Cash	$1,157,428	$2,077,853

As of June 30, 2019 we had $4,020,576 in cash, $32,279,717 in total current assets, $42,496,132 in total current liabilities and a working capital deficit of $10,216,405, compared to a working capital deficit of $5,265,387 at March 31, 2019.

During the three months ended June 30, 2019, we received $1,237,332 from operating activities, whereas we spent $718,815 on operating activities for the three month period ended June 30, 2018. Operating cash flows for the three months primarily consist of deposits and installments received from customers and our corresponding manufacturing outlays. We reported our first quarter of positive operating cash flows.

During the three months ended June 30, 2019, we used $159,132 in investing activities, whereas we used $nil in investing activities during the three months ended June 30, 2018. Our investing activites related to production of a demonstration scrubber and office equipment.

During the three months ended June 30, 2019, we received $Nil from financing activities, whereas we received $2,936,000 from financing activities during the three months ended June 30, 2018 which consisted of proceeds from securities purchase agreements.

Anticipated Cash Requirements

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

Based on the forecasted expenditures above, we will require a minimum of $18,300,000 to proceed with our business plan over the next 12 months. As of June 30, 2019, we had $4,020,576 cash on hand and anticipate significant cash inflows over the next three months as we deliver manufactured goods for installation. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels. Based on cash resources available, we are scaling up our business development and operational personnel more quickly to meet the demand from ship owners for our products.

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

Going Concern

Our financial statements for the quarter ended June 30, 2019 have been prepared on a going concern basis.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	–	568,540	–

Total	–	568,540	–

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 is substantially unchanged from the previous lease requirements under US GAAP. ASU No. 2016-02 became effective for public companies with fiscal years beginning after December 15, 2018. Accordingly, the Company’s adopted the new guidance as of April 1, 2019.

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted for upon transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,778,082 and a lease liability of $1,365,131 as of April 1, 2019. The difference between the right-of-use asset and lease liability relates to the balance a rent advance. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of June 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	We require additional accounting personnel – The Company has signed over one hundred contracts in the financial year ended March 31 2019 for a combined value of approximately USD$180 million. The growth of corporate controls, processes and procedures have lagged behind that of operations, leading to a number of classification and quantification matters identified during the audit for the year ended March 31 2019. The Company is in the process of recruiting additional accounting personnel to achieve due segregation of duties and to undertake regular and thorough reviews of all accounting entries. During the current financial year, a review of all the Company’s accounting procedures will be undertaken in conjunction with our auditor to ensure best practice is observed.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2019, that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

When the Company has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2019-2020.

●	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting and cost reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 12, 2019	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 12, 2019	By:	/s/ Richard Oliver
Richard Oliver
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 12, 2019	By:	/s/ Neil Carmichael
Neil Carmichael
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: August 12, 2019	By:	/s/ Richard Oliver
Richard Oliver
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2019	By:	/s/ Scott Poulter
Scott Poulter
Executive Director