Form 10-Q
period 2019-09-30
Pacific Green Technologies Inc.
filed 2019-11-13
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

45,493,439 common shares issued and outstanding as of November 13, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the six month period ended September 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

September 30, 2019

(Expressed in US dollars)

(unaudited)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	September 30, 2019 $	March 31, 2019 $

ASSETS
Cash	12,978,441	2,863,148
Short-term investments and amounts in escrow (Note 3)	1,734,353	1,736,938
Accounts receivable and other amounts recoverable	21,347,284	778,435
Prepaid expenses, deposits and other assets	847,877	870,639
Contract assets (Note 8)	32,794,652	12,237,825
Lease receivable, current portion (Note 4)	472,000	309,772

Total Current Assets	70,174,607	18,796,757

Lease receivable (Note 4)	578,667	784,914
Property and equipment (Note 5)	270,145	31,375
Right of use asset (Note 7)	1,485,197	–
Intangible assets (Note 6)	9,307,522	9,746,255

Total Assets	81,816,138	29,359,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	35,869,084	4,511,721
Warranty provision (Note 9)	1,359,998	121,345
Contract liabilities (Note 8)	28,149,957	18,850,487
Convertible debenture (Note 10)	30,000	30,000
Current portion of operating lease obligation (Note 7)	192,755	–
Due to related parties (Note 12)	23,281	117,005
Derivative liability (Note 11 and 17)	502,993	431,586

Total Current Liabilities	66,128,068	24,062,144

Long-term operating lease obligation (Note 7)	1,105,736	–

Total Liabilities	67,233,804	24,062,144

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 45,493,439 and 45,493,439 shares issued and outstanding, respectively (Note 13)	45,493	45,493
Additional paid-in capital	90,734,349	90,684,174
Accumulated other comprehensive income	733,788	270,245
Deficit	(76,931,296)	(85,702,755)

Total Stockholders’ Equity	14,582,334	5,297,157

Total Liabilities and Stockholders’ Equity	81,816,138	29,359,301

Nature of Operations (Note 1)
Commitment (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income (loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2019 $	Three Months Ended September 30, 2018 $	Six Months Ended September 30, 2019 $	Six Months Ended September 30, 2018 $

Sales (Note 8)	62,738,544	-	67,502,779	-

Cost of goods sold	37,630,423	-	40,448,336	-

Gross profit	25,108,121	-	27,054,443	-

Expenses

Advertising and promotion	320,900	69,425	865,952	103,942
Amortization of intangible assets	219,781	218,954	438,734	437,907
Depreciation	13,937	2,356	23,381	4,712
Foreign exchange loss (gain)	170,632	(20,845)	421,474	(165,574)
Lease expense	103,329	-	205,791	-
Office and miscellaneous	556,509	17,653	1,050,155	80,296
Management and technical consulting fees (Note 12)	6,487,001	830,887	9,379,871	1,187,971
Professional fees	371,771	88,405	682,457	157,947
Salaries and wage expense	1,397,713	171,364	2,301,421	171,364
Stock-based compensation	36,347	174,249	50,175	174,249
Transfer agent and filing fees	21,700	10,359	129,938	27,381
Travel and accommodation	674,551	128,494	1,333,568	211,988
Contingent warranty provision and related	1,226,087	-	1,354,791	-

Total expenses	11,600,258	1,691,301	18,237,708	2,392,183

Income (loss) before other income (expenses)	13,507,863	(1,691,301)	8,816,735	(2,392,183)

Other income (expenses)

Interest income on finance lease	14,668	-	29,636	–
Gain (loss) on change in fair value of derivative liability (Note 11)	65,547	(35,719)	(71,407)	(180,866)
Interest expense	(2,005)	(3,035)	(3,505)	(6,025)

Total other income (expense)	78,210	(38,754)	(45,276)	(186,891)

Net income (loss) for the period	13,586,073	(1,730,055)	8,771,459	(2,579,074)

Other comprehensive income

Foreign currency translation gain (loss)	384,328	(1,894)	463,543	(116,124)

Comprehensive income (loss) for the period	13,970,401	(1,731,949)	9,235,002	(2,695,198)

Net income (loss) per share, basic and diluted	0.30	(0.04)	0.19	(0.06)
Weight average number of common shares outstanding (1)	46,030,439	43,234,278	46,030,439	42,454,659

(1)	For the periods ended September 30, 2019, includes 537,000 stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2018	40,757,415	40,757	206,675	78,989,346	268,259	(67,764,051)	11,740,986

Shares issued pursuant to private placements	2,164,008	2,164	(206,675)	3,140,511	–	–	2,936,000
Shares issued for services	287,500	288	–	517,212	–	–	517,500
Foreign exchange translation loss	–	–	–	–	(114,230)	–	(114,230)
Net loss for the period	–	–	–	–	–	(849,019)	(849,019)

Balance, June 30, 2018	43,208,923	43,209	–	82,647,069	154,029	(68,613,070)	14,231,237

Shares issued for services	195,000	195	–	450,054	–	–	450,249
Foreign exchange translation loss	–	–	–	–	(1,894)	–	(1,894)
Net loss for the period	–	–	–	–	–	(1,730,055)	(1,730,055)

Balance, September 30, 2018	43,403,923	43,404	–	83,097,123	152,135	(70,343,125)	12,949,537

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2019	45,493,439	45,493	–	90,684,174	270,245	(85,702,755)	5,297,157
Fair value of options granted	–	–	–	13,828	–	–	13,828
Foreign exchange translation gain	–	–	–	–	79,215	–	79,215
Net loss for the period	–	–	–	–	–	(4,814,614)	(4,814,614)

Balance, June 30, 2019	45,493,439	45,493	–	90,698,002	349,460	(90,517,369)	575,586

Fair value of options granted	–	–	–	36,347	–	–	36,347
Foreign exchange translation gain	–	–	–	–	384,328	–	384,328
Net income for the period	–	–	–	–	–	13,586,073	13,586,073

Balance September 30, 2019	45,493,439	45,493	–	90,734,349	733,788	(76,931,296)	14,582,334

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended September 30, 2019 $	Six Months Ended September 30, 2018 $

Operating Activities

Net income (loss) for the period	8,771,459	(2,579,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	438,734	437,907
Amortization on right of use asset	180,876	–
Depreciation equipment	23,381	4,712
Interest accretion on finance lease	(29,636)	–
Loss on change in fair value of derivative liability	71,407	180,866
Fair value of stock options granted	50,175	174,249
Stock issued for services	–	793,000

Changes in operating assets and liabilities:
Short-term investments and amounts in escrow	2,585	–
Accounts receivable and other amounts recoverable	(20,568,850)	(6,102)
Prepaid expenses, deposits and other assets	142,518	(906,530)
Due from related parties	–	6
Contract assets	(20,676,583)	–
Lease payments	(367,582)	–
Accounts payable and accrued liabilities	31,357,363	(123,004)
Warranty provision	1,238,653	–
Contract liabilities	9,299,470	–
Due to related parties	(93,724)	(149,820)

Net Cash From (Used In) Operating Activities	9,840,246	(2,173,790)

Investing Activities
Additions of property and equipment	(262,151)	–

Net Cash Used In Investing Activities	(262,151)	–

Financing Activities
Proceeds from issuance of common stock	–	2,936,000

Net Cash Provided by Financing Activities	–	2,936,000

Effect of Foreign Exchange Rate Changes on Cash	537,198	(116,124)

Change in Cash	10,115,293	646,086

Cash, Beginning of Period	2,863,148	229,882

Cash, End of Period	12,978,441	875,968

Non-cash Investing and Financing Activities:
Stock issued for services included in prepaid expenses	–	251,537

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

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

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

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

Pacific Green Marine Technologies Ltd. (formerly Pacific Green Technologies Marine Limited) (“PGMTL”)	Wholly-owned subsidiary
Pacific Green Technologies International Limited (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGM Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGM US)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies Group Inc (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Trading Ltd. (“PGTrad”)	Wholly-owned subsidiary of PGMG
Pacific Green Environmental Technologies Ltd (“PENV”)	Wholly-owned subsidiary
Pacific Green Marine Technologies (Norway) SA (“PGN”)	Wholly-owned subsidiary of PGMTL

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Recently adopted accounting pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance eliminates the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 was in effect for public companies in fiscal years beginning after December 15, 2018. Accordingly, the Company’s adopted the new guidance as of April 1, 2019.

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted upon transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,778,082 and a lease liability of $1,365,131 as of April 1, 2019. The difference between the right-of-use asset and lease liability relates to the balance of rent advance. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows. For additional disclosure and detail, see note 7 below.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investments and amounts in escrow

At September 30, 2019, the Company has a $37,623 (CAD$50,000) (March 31, 2019 - $38,147) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures February 4, 2020.

At September 30, 2019, the Company’s solicitor is holding $1,696,730 (March 31, 2019 - $1,698,791) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at September 30, 2019 and March 31, 2019, consists of an amount due from the customer under a long-term lease arrangement.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable (continued)

	September 30, 2019 $	March 31, 2019 $

Current portion, expected within twelve months, net of charter chargebacks	472,000	309,772
Amounts expected thereafter	578,667	784,914

Total	1,050,667	1,094,686

Future lease payments forecasted in annual periods are as follows:

$

2020	472,000
2021	472,000
2022	183,114
Interest deemed hereunder	(76,447)

Total	1,050,667

5.	Property and Equipment

	Cost $	Accumulated amortization $	September 30, 2019 Net carrying value $	March 31, 2019 Net carrying value $

Furniture and equipment	230,741	20,527	210,214	2,077
Leasehold improvements	25,785	25,785	–	4,298
Testing equipment - Scrubber system	59,931	–	59,931	25,000

Total	316,457	46,312	270,145	31,375

Testing equipment is under development and no amortization is being recorded until the asset is ready for use.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	September 30, 2019 Net carrying value $	March 31, 2019 Net carrying value $

Patents and technical information	35,852,556	(6,087,779)	(20,457,255)	9,307,522	9,746,255

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

No impairment charges were recorded or reversed in the year ended 2019 and 2018.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

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

Lease cost
Operating lease expense*	$205,791
Term and discount rate
Lease term (years)	4.75
Discount rate**	4.50%

*	Including right of use amortization and imputed interest
**	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$

2020 (remainder of year)	-
2021	385,510
2022	385,510
2023	385,510
2024	289,132
Total future minimum lease payments	1,445,662
Imputed interest	(147,171)

Operating lease obligations	1,298,491

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

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

Contracts are tailored to meet each customer’s unique requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works
●	Certified design and engineering works
●	Equipment delivery and acceptance
●	Commissioned equipment

For the three and six months ended September 30, 2019, the Company recognized sales revenues in proportion to performance obligations as noted below:

	Three Months Ended September 30, 2019 $	Six Months Ended September 30, 2019 $

Specified service works	381,338	381,338
Certified design and engineering works	24,448,427	26,121,354
Delivered equipment to customers, net of obligations	33,251,840	36,040,052
Commissioned equipment	4,656,939	4,960,035

Total	62,738,544	67,502,779

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2018	–	–	–

Customer receipts and receivables	–	–	(20,925,437)
Sales recognized in earnings	–	2,074,950	2,074,950
Payments and accruals under contracts	14,172,975	–	–
Costs recognized in earnings	(1,935,150)	(1,935,150)	–

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(76,802,249)
Sales recognized in earnings	–	67,502,779	67,502,779
Payments and accruals under contracts*	61,005,163	–	–
Costs recognized in earnings	(40,448,336)	(40,448,336)	–

Balance, September 30, 2019	32,794,652		(28,149,957)

*Payments and accruals under contracts assets includes $13,101,107 presented as amounts which are receivable subject to fulfillment of future performance obligations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

9.	Warranty provision

During the three and six months ended September 30, 2019, the Company recorded a non-cash warranty provision of $1,162,879 and $1,238,653, respectively. The provision is established to pro-actively monitor, perform maintenance and improvements, and to assess the product performance and reliability under various conditions. Product warranty will be recorded at the time of sale and revised based on new information as a history of system performance data becomes available.

A summary of the changes in the warranty provision for the six month periods is shown below:

$

Balance, March 31, 2018	–

Provision for warranty	121,345

Balance, March 31, 2019	121,345

Provision for warranty	1,238,653

Balance, September 30, 2019	1,359,998

10.	Convertible Debenture

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

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On September 19, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at September 30, 2019, the carrying value of the debenture was $30,000 (March 31, 2019 - $30,000) and the fair value of the derivative liability was $502,993 (March 31, 2019 - $431,586) as further discussed in Note 11.

Interest expense on the debenture for the three and six month periods ended September 30, 2019 was recorded as $1,500 (September 30, 2018 - $1,500) and $3,000 (September 30, 2018 - $3,000), respectively.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

11.	Derivative Liability

The Company records the fair value of the conversion feature of the convertible debenture disclosed in Note 10 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three and six month periods ended September 30, 2019, the Company recorded a gain (loss) on the change in fair value of derivative liability of $65,547 (September 30, 2018- ($35,719) and ($71,407) (September 30, 2018 – ($180,866). As at September 30, 2019, the Company recorded a derivative liability of $502,993 (March 31, 2019 - $431,586).

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at September 30, 2019 and March 31, 2019, assuming no expected dividends:

	As at September 30, 2019	As at March 31, 2019

Estimated common stock issuable upon conversion	173,342	165,843
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	1.9%	2.4%
Expected volatility	101%	62%
Expected life (in years)	0.25	0.25

A summary of the changes in derivative liabilities for the three and six month periods is shown below:

	Three Months Ended September 30, 2019 $	Three Months Ended September 30, 2018 $	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018

Balance, beginning of period	(568,540)	(220,652)	(431,586)	(75,505)
Mark to market adjustment	65,547	(35,719)	(71,407)	(180,866)

Balance, end of period	(502,993)	(256,371)	(502,993)	(256,371)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

12.	Related Party Transactions

(a)	As at September 30, 2019, the Company owed $21,358 (March 31, 2019 – $36,800) to companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at September 30, 2019, the Company owed $1,923 (March 31, 2019 – $80,205) to directors of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the three and six months ended September 30, 2019, the Company incurred $483,364 (September 30, 2018 – $60,000) and $758,439 (September 30, 2018 - $125,000), respectively, in management consulting fees to companies controlled by a director and officer of the Company.

(d)	During the three and six months ended September 30, 2019, the Company incurred $60,000 (September 30, 2018 – $60,000) and $120,000(September 30, 2018 - $120,000), respectively, in management consulting fees to a company controlled by a director of the Company.

(e)	During the three and six months ended September 30, 2019, the Company incurred $5,552 (September 30, 2018 – $4,050) and $9,537 (September 30, 2018 - $7,800), respectively, in management consulting fees to a company controlled by a director of the Company.

(f)	During the three and six months ended September 30, 2019, the Company incurred $nil (September 30, 2018 - $nil) and $35,000 (September 30, 2018 - $nil), respectively, in consulting fees to a director of the Company.

13.	Common Stock

During the six months ended, there were no issuances of common stock.

14.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00

Issued	3,300,000	2.50
Exercised	(500,000)	1.00

Balance, March 31, 2019, June 30, 2019 and September, 30, 2019	4,300,000	2.15

As at September 30, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

3,300,000	2.50	July 1, 2020
1,000,000	1.00	November 23, 2019

4,300,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

15.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	0.7	478,375

Granted	3,065,000	1.59
Exercised	(150,000)	0.01
Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	50,000	1.86	2.5
Forfeited	(100,000)	0.01	2.0

Balance, September 30, 2019	3,402,500	1.46	1.9	6,259,875

Additional information regarding stock options outstanding as at September 30, 2019 is as follows:

Exercisable			Unvested
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $	Number of shares	Weighted Average Exercise price $

437,500	0.7	0.01
2,915,000	2.7	1.70	50,000	1.86

3,352,500			50,000

During the six months ended September 30, 2019, the Company granted 50,000 stock options to an officer of the Company. The stock options are exercisable at a discount to market, estimated at an average of $1.86 per share, and anticipated to vest on August 26, 2020. The options have an estimated fair value of $3.62 per share. The estimated fair value of the stock options are being recorded over the requisite service period to vesting. For the three and six months ended September 30, 2019, the fair value of $36,347 (September 30, 2018 - $174,249) and $50,175 (September 30, 2018 - $174,249), respectively, was recorded as stock-based compensation.

On June 30, 2019, the Company agreed to an extension of 312,500 stock options issued to the Company’s President which were due to expire. The stock options have an exercise price of $0.01 per share and were extended to October 31, 2019. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

On September 20, 2019, the Company agreed to an extension of 175,000 stock options issued to a company controlled by a director which were due to expire. The stock options have an exercise price of $0.01 per share and were extended to September 28, 2020. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

15.	Stock Options (continued)

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Three Months ended June 30, 2019	Three months ended September 30, 2019

Risk-free interest rate	2.48%	1.94%
Expected life (in years)	2.5	2.5
Expected volatility	190%	110%

16.	Stock-based compensation

The fair value of the Company’s share-based transactions for the three and six month periods are summarized as follows:

	Three Months Ended September 30, 2019 $	Three Months Ended September 30, 2018 $	Six Months Ended September 30, 2019 $	Six Months Ended September 30, 2018 $

Fair value of stock-options granted to an employee (Note 15)	36,347	174,249	50,175	174,249

	36,347	174,249	50,175	174,249

17.	Financial Instruments

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

The Company’s derivative financial instruments that are measured and recognized at fair value as of September 30, 2019, on a recurring basis are as noted below in the fair value hierarchy:

	Level 1 $	Level 2 $	Level 3 $

Derivative liability	–	502,993	–

Total	–	502,993	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(unaudited)

(Expressed in U.S. Dollars)

18.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

		September 30, 2019
	Asia $	North America $	Europe $	Total $

Property and equipment	–	61,593	208,552	270,145
Right of use asset	–	–	1,485,197	1,485,197
Intangible assets	–	9,307,522	–	9,307,522

	–	9,369,115	1,693,749	11,062,864

Six Months ended September 30, 2019:	Asia $	Europe $	Total $

Revenues by customer region	7,063,116	60,439,663	67,502,779

Three Months Ended September 30, 2019:	Asia $	Europe $	Total $

Revenues by customer region	6,239,116	56,499,428	62,738,544

	September 30, 2018
	North America $	Europe $	Total $

Property and equipment	11,088	–	11,088
Intangible assets	10,184,161	–	10,184,161

	10,195,249	–	10,195,249

Three and six months ended September 30, 2018	Asia $	Europe $	Total $

Revenues by customer region	–	–	–

For the three and six months ended September 30, 2019, 79% (September 30, 2018 – 0%) and 79% (September 30, 2018 – 0%), respectively, of the Company’s revenues were derived from two of our customers.

19.	Commitment

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

The parties intend to fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis.

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Marine Technologies Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Marine Technologies Limited, a United Kingdom company, (5) Pacific Green Technologies International Limited, a British Virgin Islands company, (6) Pacific Green Technologies Asia Limited, a Hong Kong company, (7) Pacific Green Technologies China Limited, a Hong Kong company, (8) Pacific Green Marine Technologies Trading Limited, (9) Pacific Green Marine Technologies (Norway) AS, (10) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), and (11) Pacific Green Environmental Technologies Ltd., unless otherwise indicated.

Strrategy

The Company is the proprietary owner of emission control technologies with three distinct applications:

●	ENVI-MarineTM, for the marine industry;

●	ENVI-PureTM, for the waste to energy and biomass industries; and

●	ENVI-CleanTM, designed for coal fired power electricity generation and industrial plants involved in steel generation.

The first of the Company’s technologies to gain significant traction has been ENVI-MarineTM. During the year ended March 31, 2019, the Company secured an order book for its ENVI-MarineTM technology of approximately $180,000,000. During the six months ended 30 September, 2019, the Company has added approximately $33,000,000 in additional sale agreements to be delivered in future periods.

The Company proactively seeks the acquisition and development of other technologies designed to improve the environment.

ENVI-MarineTM

Our audited accounts for the year ended 31 March 2019 outlined the significant progress made in our marine division. The Company has been recruiting at all levels and departments to deliver its significant order book to clients and continues to work closely and strengthen ties with its partner PowerChina SPEM.

During the course of the last three months the Company has recruited a new sales and marketing team based in Oslo, Norway, to professionalize and streamline its approach. The new team has initiated a standardized and analytical process to target new customers in the marine sector.

In terms of orders and contracts during the period:

●	on July 5, 2019, the Company announced the exercise of an option granted to two customers for an additional 25 ENVI marine units on designated vessels for delivery in 2020;

●	on July 11, 2019, Scorpio Tankers Inc. ordered a further 14 ENVI-Marine™ systems for vessels it owns or manages for delivery in 2020, at a combined cost of USD$20.3m; and

●	on July 11, 2019, Scorpio Bulkers Inc. ordered a further 9 ENVI-Marine™ systems for vessels it owns or manages for delivery in 2020, at a combined cost of USD$13.0m

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

ENVI-CleanTM

EnviroTechnologies Inc. has previously conducted successful sulphur dioxide demonstration tests at the American Bituminous Coal Partners power plant in Grant Town, West Virginia.

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

On August 23, 2019, Neil Carmichael resigned as Chief Executive Officer, President, Secretary, and Treasurer of Pacific Green Technologies Inc. Dr. Carmichael’s resignation did not result from any disagreement with the Company regarding our policies, practices, or otherwise. He will continue to serve as a non-executive director on the Company’s board of directors.

On August 23, 2019, the Company entered into a Non-Executive Directorship Agreement with Neil Carmichael pursuant to which the Company will pay to Dr. Carmichael $3,000 per month for his services as an independent director of the board of directors, plus reimbursement of related expenses. The agreement, which is a for a term of 12 months, may be terminated by either party with 30 days prior notice and renewed only by their mutual approval. Dr. Carmichael shall be entitled to retain all unexercised incentive stock options previously issued to him during his tenure as an executive officer of the Company.

On August 23, 2019, Scott Poulter was appointed Chief Executive Officer, President, Secretary and Treasurer of our Company.

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

Liquidity

The low trading volume of our common stock on the OTCQB means that any purchases or sales of our common stock can have a significant impact on our market value.  Given the recent growth in the Company’s business, the Company is considering ways to improve the market liquidity of its common stock, which may include a listing of common stock on the NASDAQ Stock Market, a listing of shares on the standard segment of the London Stock Exchange or a listing on another stock exchange. We believe that a stock exchange listing can improve the secondary market liquidity of our common stock and help reduce the market price distortions that can be caused by illiquidity.  We also believe that a stock exchange listing may allow us to raise additional capital from investors (including institutions), which could be used for acquisitions and future land based projects. A stock exchange listing may also allow us to enhance the use of our common stock as consideration in acquisitions.  We are continuing to assess the various consequences (including any tax consequences) of any stock exchange listing and our board is yet to determine whether we will proceed with any such listing.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six month periods ended September 30, 2019 and 2018.

Revenue for the six months ended September 30, 2019 was $67,502,779 from the sales of marine scrubber units versus $nil for the six months ended September 30, 2018. The Company’s revenues were derived from the sale of marine scrubber units and related services during 2019. During the three months ended September 30, 2019, the Company was in various stages of delivery, engineering and commissioning of 47 marine scrubber units which contributed to revenues of $62,738,544 during the period. There were no revenues for the comparative period.

During the three and six month periods ended September 30, 2019, the Company realized gross margins of approximately 40%. Management anticipates realizing margins between 20% and 35% in future periods.

Our financial results for the three and six months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$62,738,544	$-	$67,502,779	$-
Cost of goods sold	$37,630,423	$-	$40,448,336	$-
Gross Profit	$25,108,121	$-	$27,054,443	$-

Expenses
Advertising and promotion	$320,900	$69,425	$865,952	$103,942
Amortization of intangible assets	$219,781	$218,954	$438,734	$437,907
Management and technical consulting	$6,487,001	$830,887	$9,379,871	$1,187,971
Depreciation	$13,937	$2,356	$23,381	$4,712
Foreign exchange loss (gain)	$170,632	$(20,845)	$421,474	$(165,574)
Lease expense	$103,329	$-	$205,791	$-
Office and miscellaneous	$556,509	$17,653	$1,050,155	$80,296
Professional fees	$371,771	$88,405	$682,457	$157,947
Salaries and wages	$1,397,713	$171,364	$2,301,421	$171,364
Stock-based compensation	$36,347	$174,249	$50,175	$174,249
Transfer agent and filing fees	$21,700	$10,359	$129,938	$27,381
Travel and accommodation	$674,551	$128,494	$1,333,568	$211,988
Contingent warranty provision and related	$1,226,087	$-	$1,354,791	$-
Total expenses	$11,600,258	$1,691,301	$18,237,708	$2,392,183

Other Income (Expense)
Interest expense	$(2,005)	$(3,035)	$(3,505)	$(6,025)
Interest income on finance lease	$14,668	$-	$29,636	$-
Gain (loss) on change in fair value of derivative liability	$65,547	$(35,719)	$(71,407)	$(180,866)
Net Income (Loss)	$13,586,073,	$(1,730,055)	$8,771,459	$(2,579,074)

Due to the significant growth in operations, sales and personnel, the comparative fiscal period shouldn’t be relied upon to provide an expectation of normal operating levels.

For the three and six month periods ended September 30, 2019, our Company had net income of $13,586,073 ($0.30 per share) and $8,771,459 ($0.19 per share), respectively. For the three and six month period ended September 30, 2018, the Company incurred net losses of $1,730,055 ($0.04 per share) and $2,579,074 ($0.06 per share), respectively. The Company’s marine operations managed the deliveries or commissioning of roughly 39 ENVI Marine units during the six month period ended September 30, 2019. The resulting revenues of $67,502,779 and gross profit recognized of $27,054,443 have contributed to the Company’s first reported income from operations.

Gross profit for the three and six month periods ended September 30, 2019 was recognized at $25,108,121 and $27,054,443, respectively, and $nil for the periods ended September 30, 2018. Increases in the Company’s ability to deliver units, meeting customer timelines and securing shipyards for installations has resulted in significant recognition of revenues and gross profit over the six month period.

Expenses for the six month period ended September 30, 2019 were $18,237,708 as compared to $2,392,183 for the six month period ended September 30, 2018 as the Company continued to grow its management, sales and operations teams in order to deliver on the significant order book. Management and technical consulting fees increased significantly and were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. There were significant increases to advertising, professional and office based costs, alongside salary and travel costs. Additionally, the delivery of units has resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the six month period, the Company recorded a warranty provision of $1,238,653 related to the estimated expectation of warranty costs.

Expenses for the three month period ended September 30, 2019 were $11,600,258 as compared to $1,691,301 for the three month period ended September 30, 2018 as the Company continued to grow its management, sales and operations teams in order to deliver on the significant order book. Management and technical consulting fees increased significantly and were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. There were significant increases to advertising, professional and office based costs, alongside salary and travel costs. The Company opened offices in various international locations and has continued hiring. Additionally, the delivery of units has resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three month period, the Company recorded a warranty provision of $1,162,879 related to the estimated expectation of warranty costs.

Management’s forecasts for operating income of future periods is subject to significant uncertainty as a result of rapid personnel growth and uncertainty in operating costs

Liquidity and Capital Resources

Working Capital

	At September 30, 2019	At March 31, 2019
Current Assets	$70,174,607	$18,796,757
Current Liabilities	$66,128,068	$24,062,144
Working Capital (Deficit)	$4,046,539	$(5,265,387)

Cash Flows

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Net Cash From (Used in) Operating Activities	$9,840,246	$(2,173,790)
Net Cash Used in Investing Activities	$(262,151)	$-
Net Cash Provided by Financing Activities	$-	$2,936,000
Effect of Exchange Rate Changes on Cash	$537,198	$(116,124)
Net Change in Cash	$10,115,293	$646,086

As of September 30, 2019 we had $12,978,441 in cash, $70,174,607 in total current assets, $66,128,068 in total current liabilities and working capital of $4,046,539, compared to a working capital deficit of $5,265,387 at March 31, 2019.

During the six months ended September 30, 2019, we received $9,840,246 from operating activities, whereas we spent $2,173,790 on operating activities for the six month period ended September 30, 2018. Operating cash flows for the six months primarily consist of deposits and installments received from customers and our corresponding manufacturing outlays.

During the six months ended September 30, 2019, we used $262,151 in investing activities, whereas we used $nil in investing activities during the six month period ended September 30, 2018. Our investing activites primarily related to the acquisition of office equipment.

During the six months ended September 30, 2019, we received $nil from financing activities, whereas we received $2,936,000 from financing activities during the six months ended September 30, 2018 which consisted of proceeds from securities purchase agreements.

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

We currently have office locations in the United States, Canada, United Kingdom and Norway. We have hired staff in various regions and rely heavily upon the use of consultants. Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

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

As of September 30, 2019, we had $12,978,441 cash on hand and anticipate significant cash inflows over the next three months as we deliver manufactured goods for installation. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels. Based on cash resources available, we are scaling up our business development and operational personnel more quickly to meet the demand from ship owners for our products. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended September 30, 2019 have been prepared on a going concern basis.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	–	502,993	–

Total	–	502,993	–

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of September 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	We require additional accounting personnel – The Company has signed over one hundred contracts in the financial year ended March 31 2019 for a combined value of approximately USD$180 million. The growth of corporate controls, processes and procedures have lagged behind that of operations, leading to a number of classification and quantification matters identified during the audit for the year ended March 31 2019. The Company is in the process of recruiting additional accounting personnel to achieve due segregation of duties and to undertake regular and thorough reviews of all accounting entries. During the current financial year, we will work with our advisors to improve our accounting processes and identify areas for improvement in our financial reporting controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2019, that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

When the Company has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the amount of members on our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2019-2020.

●	We will appoint additional personnel to assist with the preparation of our company’s monthly and quarterly financial reporting.

PART II– OTHER INFORMATION

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 13, 2019	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Richard Oliver
Richard Oliver
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2019	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: November 13, 2019	By:	/s/ Richard Oliver
Richard Oliver
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2019	By:	/s/ Alexander Shead
Alexander Shead
Director