Form 10-Q
period 2019-12-31
Pacific Green Technologies Inc.
filed 2020-02-13
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

45,518,439 common shares issued and outstanding as of February 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the nine month period ended December 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in US dollars)

(unaudited)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	December 31, 2019 $	March 31, 2019 $

ASSETS

Cash	15,792,046	2,863,148
Short-term investments and amounts in escrow (Note 3)	1,419,309	1,736,938
Accounts receivable and other amounts recoverable	25,420,925	778,435
Prepaid expenses, deposits and other assets	836,164	870,639
Contract assets (Note 9)	22,024,497	12,237,825
Lease receivable, current portion (Note 4)	472,000	309,772

Total Current Assets	65,964,941	18,796,757

Lease receivable (Note 4)	474,854	784,914
Property and equipment (Note 5)	1,701,665	31,375
Right of use asset (Note 8)	1,690,128	–
Security deposits	446,235	–
Intangible assets (Notes 6 and 7)	9,676,873	9,746,255
Goodwill (Note 7)	6,438,923	–

Total Assets	86,393,619	29,359,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	37,613,692	4,511,721
Warranty provision (Note 10)	2,374,168	121,345
Contract liabilities (Note 9)	27,604,364	18,850,487
Convertible debenture (Note 11)	30,000	30,000
Current portion of operating lease obligation (Note 8)	454,119	–
Due to related parties (Note 13)	1,424	117,005
Derivative liability (Note 12 and 18)	445,473	431,586

Total Current Liabilities	68,523,240	24,062,144

Long-term operating lease obligation (Note 8)	1,382,147	–

Total Liabilities	69,905,387	24,062,144

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value, Nil and nil shares issued and outstanding, respectively	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 45,518,439 and 45,493,439 shares issued and outstanding, respectively (Note 14)	45,518	45,493
Common stock issuable (Note 7)	368,750	–

Additional paid-in capital	90,223,699	90,684,174

Accumulated other comprehensive income	516,879	270,245

Deficit	(74,666,614)	(85,702,755)

Total Stockholders’ Equity	16,488,232	5,297,157

Total Liabilities and Stockholders’ Equity	86,393,619	29,359,301

Nature of Operations (Note 1)
Commitment (Note 20)
Subsequent events (Notes 7, 8 and 21)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2019 $	Three Months Ended December 31, 2018 $	Nine Months Ended December 31, 2019 $	Nine Months Ended December 31, 2018 $

Sales (Note 9)	37,521,949	–	105,024,728	–

Cost of goods sold	22,619,653	–	63,067,989	–

Gross Profit	14,902,296	–	41,956,739	–

Expenses

Advertising and promotion	223,757	82,851	1,089,709	186,793
Amortization of intangible assets	242,331	218,952	681,065	656,859
Depreciation	21,597	2,357	44,978	7,069
Foreign exchange loss (gain)	(492,206)	403,619	(70,732)	238,045
Lease expense	96,340	–	302,131	–
Office and miscellaneous expense (Note 2(c))	847,158	126,607	2,032,767	206,903
Management and technical consulting (Note 13)	6,929,142	1,221,726	16,108,013	2,409,697
Professional fees	342,444	234,157	1,024,901	392,104
Salaries and wages	1,806,931	181,885	4,248,352	353,249
Stock-based compensation	103,921	4,570,133	154,096	4,744,382
Transfer agent and filing fees	6,548	907	136,486	28,288
Travel and accommodation	1,087,576	374,389	2,482,144	586,377
Warranty provision and related costs	1,356,422	–	2,711,213	–

Total expenses	12,571,961	7,417,583	30,945,123	9,809,766

Income (loss) before other income (expenses)	2,330,335	(7,417,583)	11,011,616	(9,809,766)

Other income (expenses)

Interest income on finance lease	13,782	–	43,418	–
Gain (loss) on change in fair value of derivative liability (Note 12)	57,520	(118,236)	(13,887)	(299,102)
Interest expense	(1,501)	(3,000)	(5,006)	(9,025)

Total other income (expense)	69,801	(121,236)	24,525	(308,127)

Net income (loss) for the period (Note 2(c))	2,400,136	(7,538,819)	11,036,141	(10,117,893)

Other comprehensive income

Foreign currency translation gain (loss)	(216,909)	382,127	246,634	266,003

Comprehensive income (loss) for the period	2,183,227	(7,156,692)	11,282,775	(9,851,890)

Net income (loss) per share, basic and diluted	0.05	(0.17)	0.24	(0.24)
Weighted average number of common shares outstanding (1)	45,983,928	43,549,042	45,981,958	42,917,350

(1)	The periods ended December 31, 2019, include 487,500 stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2019	45,493,439	45,493	–	90,684,174	270,245	(85,702,755)	5,297,157

Fair value of options granted	–	–	–	13,828	–	–	13,828
Foreign exchange translation gain	–	–	–	–	79,215	–	79,215
Net loss for the period	–	–	–	–	–	(4,814,614)	(4,814,614)

Balance June 30, 2019	45,493,439	45,493	–	90,698,002	349,460	(90,517,369)	575,586

Fair value of options granted	–	–	–	36,347	–	–	36,347
Shareholder settlement (Note 2(c))	–	–	–	135,454	–	–	135,454
Foreign exchange translation (loss)	–	–	–	–	384,328	–	384,328
Net income for the period (Note 2(c))	–	–	–	–	–	13,450,619	13,450,619

Balance September 30, 2019	45,493,439	45,493	–	90,869,803	733,788	(77,066,750)	14,582,334

Fair value of options granted	–	–	–	30,421	–	–	30,421
Shares issued for cancellation/settlement (Note 14)	25,000	25	–	73,475	–	–	73,500
Common stock issuable (Note 7)	–	–	368,750	–	–	–	368,750
Settlement of warrants (Note 15)	–	–	–	(750,000)	–	–	(750,000)
Foreign exchange translation (loss)	–	–	–	–	(216,909)	–	(216,909)
Net income for the period	–	–	–	–	–	2,400,136	2,400,136

Balance December 31, 2019	45,518,439	45,518	368,750	90,223,699	516,879	(74,666,614)	16,488,232

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $

Balance, March 31, 2018	40,757,415	40,757	206,675	78,989,346	268,259	(67,764,051)	11,740,986

Shares issued pursuant to private placements	2,164,008	2,164	(206,675)	3,140,511	–	–	2,936,000
Shares issued for services	287,500	288	–	517,212	–	–	517,500
Foreign exchange translation loss	–	–	–	–	(114,230)	–	(114,230)
Net loss for the period	–	–	–	–	–	(849,019)	(849,019)

Balance, June 30, 2018	43,208,923	43,209	–	82,647,069	154,029	(68,613,070)	14,231,237

Shares issued for services	195,000	195	–	450,054	–	–	450,249
Foreign exchange translation gain	–	–	–	–	(1,894)	–	(1,894)
Net loss for the period	–	–	–	–	–	(1,730,055)	(1,730,055)

Balance, September 30, 2018	43,403,923	43,404	–	83,097,123	152,135	(70,343,125)	12,949,537

Shares issued for services	676,923	677	–	600,323	–	–	601,000
Shares to be issued pursuant to private placements	–	–	119,975	–	–	–	119,975
Fair value of options granted	–	–	–	4,570,133	–	–	4,570,133
Foreign exchange translation gain	–	–	–	–	382,127	–	382,127
Net loss for the period	–	–	–	–	–	(7,538,819)	(7,538,819)

Balance, December 31, 2018	44,080,846	44,081	119,975	88,267,579	534,262	(77,881,944)	11,083,953

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended December 31, 2019 $	Nine Months Ended December 31, 2018 $

Operating Activities

Net income (loss) for the period (Note 2(c))	11,036,141	(10,117,893)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	681,065	656,859
Lease expense – amortization of right of use assets and interest accretion	302,131	-
Depreciation of equipment	44,978	7,069
Interest accretion on finance lease	147,832	-
Loss on change in fair value of derivative liability	13,887	299,102
Fair value of stock options granted	80,596	4,744,382
Stock issued for services	73,500	893,000

Changes in operating assets and liabilities:
Short-term investments and amounts held in escrow	317,629	-
Accounts receivable and amounts receivable	(23,309,967)	(25,525)
Prepaid expenses, deposits and other assets	(364,576)	(53,472)
Due from related parties	-	25,101
Contract assets	(9,786,672)	(7,597,498)
Lease payments	(155,993)	-
Accounts payable and accrued liabilities	27,556,388	2,347,876
Warranty provision	2,252,823	-
Contract liabilities	8,753,877	8,652,677
Due to related parties	(115,581)	79,184

Net Cash From (Used In) Operating Activities	17,528,058	(89,138)

Investing Activities
Acquisition of intangible assets	-	(286,351)
Acquisition of business, net of cash acquired $2,063,358 (Note 7)	(3,799,648)	-
Additions of property and equipment	(431,600)	-

Net Cash Used In Investing Activities	(4,231,248)	(286,351)

Financing Activities
Proceeds from issuance of common stock	-	3,556,975
Shareholder settlement (Note 2(c))	135,454
Share purchase warrants settled	(750,000)	-

Net Cash Provided by Financing Activities	(614,546)	3,556,975
Effect of Foreign Exchange Rate Changes on Cash	246,634	266,003

Change in Cash	12,928,898	3,447,489

Cash, Beginning of Period	2,863,148	229,882

Cash, End of Period	15,792,046	3,677,371

Non-cash Investing and Financing Activities, excluded in above:
Amount due to related parties settled with common stock	-	500
Common stock issuable in business acquisition	368,750	-
Consideration accrued for business acquisition (Note 7), net of imputed discount of $95,691	5,190,023	-
Right of use assets and lease obligations recognized	1,923,508	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company changed its name to ECash, Inc. On June 13, 2012, the Company changed its name to Pacific Green Technologies Inc. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies. On December 20, 2019, the Company acquired Shanghai Engin Digital Technology, a company incorporated and registered in China (“ENGIN”). ENGIN is a solar design, development, and engineering company (Note 7).

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

Pacific Green Marine Technologies Ltd.(“PGMTL”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGM Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies Group Inc (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Trading Ltd. (“PGTrad”)	Wholly-owned subsidiary of PGMG
Pacific Green Environmental Technologies Ltd (“PENV”)	Wholly-owned subsidiary
Pacific Green Marine Technologies (Norway) SA (“PGN”)	Wholly-owned subsidiary of PGMTL
Shanghai Engin Digital Technology Ltd. (“ENGIN”)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

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

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted upon transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,526,801 and a lease liability of $1,486,605 as of April 1, 2019. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows. During this quarter, the right of use asset and lease liability recognized on adoption were amended for new information concerning the security deposit arrangement made with the landlord. The amendment has not resulted in a significant impact on our previously reported quarterly or annual financial information. For additional disclosure and detail, see note 8 below.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(c)	Prior period adjustment:

On July 2, 2019, the Company received $135,454 from a shareholder for the disgorgement of profits realized on stock transactions in violation of section 16(b) of the Securities Exchange Act of 1934 (the “Act”). In the interim consolidated financial statements at September 30, 2019 the Company had included this amount as an offset to office and miscellaneous expenses rather than presenting it as an adjustment to additional paid-in capital. Therefore, these amounts have been adjusted in the interim consolidated financial statements for the nine months ended December 31, 2019. An increase has been recorded to Office and miscellaneous expense, a decrease in net income and comprehensive income for the nine months ended December 31, 2019, an increase in additional paid-in capital at September 30, 2019 and a decrease in cash flow from operating activities and offsetting increase in financing activities for the nine months ended December 31, 2019.

3.	Short-term Investments and amounts in escrow

At December 31, 2019, the Company has a $56,603 (CAD$75,000) (March 31, 2019 - $38,147 (CAD$50,000) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures February 4, 2020.

At December 31, 2019, the Company’s solicitor is holding $1,362,706 (March 31, 2019 - $1,698,791) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at December 31, 2019 and March 31, 2019, consists of an amount due from the customer under a long-term lease arrangement.

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

	December 31, 2019 $	March 31, 2019 $

Current portion, expected within twelve months	472,000	309,772
Amounts expected thereafter	474,854	784,914

Total	946,854	1,094,686

Future lease payments forecasted in annual periods are as follows:

$

2020	472,000
2021	472,000
2022	65,114
Interest deemed hereunder	(62,260)

Total	946,854

5.	Property and Equipment

	Cost $	Accumulated amortization $	December 31, 2019 Net carrying value $	March 31, 2019 Net carrying value $

Land *	422,647	–	422,647	–
Building *	845,293	–	845,293	–
Furniture and equipment	302,892	40,729	262,163	2,077
Leasehold improvements	110,051	28,781	81,270	4,298
Computer equipment *	15,729	–	15,729	–
Testing equipment - Scrubber system	77,134	2,571	74,563	25,000

Total	1,773,746	72,081	1,701,665	31,375

*	Acquired as part of a business combination - see Note 7.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	December 31, 2019 Net carrying value $	March 31, 2019 Net carrying value $

Patents and technical information	35,852,556	(6,330,111)	(20,457,255)	9,065,190	9,746,255
Software licensing *	11,683	–	–	11,683	–
Customer lists *	100,000	–	–	100,000	–
Patents and certifications *	500,000	–	–	500,000	–

Patents and technical information	36,464,239	(6,330,111)	(20,457,255)	9,676,873	9,746,255

*	Acquired as part of a business combination - see Note 7.

On May 17, 2013, the Company entered into an Assignment of Assets agreement with EnviroTechnologies, Inc. (“Enviro”), a non-related party, whereby the Company acquired various patents and technical information related to the manufacture of a wet scrubber for removing sulphur, other pollutants, and the particulate matter from diesel engine exhaust. The intangible assets were initially recorded at the estimated fair value of stock in a share exchange with Enviro, assumed obligations as well indebtedness forgiven. The patents are being amortized using the straight-line method over the estimated useful life of 17 years.

7.	Acquisition of Shanghai Engin Technology Co. Ltd.

On December 20, 2019, the Company acquired all of the issued and outstanding shares of Shanghai Engin Digital Technology Ltd. a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally along side our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,863,006 (¥41,000,000) upon signing (paid), plus a further $2,142,857 (¥15,000,000) due by March 20, 2020 and a final conditional payment of $2,857,143 (¥20,000,000) by June 30, 2020. The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $285,714 (¥2,000,000) payable by June 30, 2020. The final payments under both agreements are conditional upon the successful testing of a project, which is to be concluded by June 30, 2020.

Total purchase consideration is estimated at $11,421,778, inclusive of the fair value of the conditional payments which have been accrued as the Company believes that the conditions will be met. The 125,000 shares in the Company have been estimated to have a fair value of $368,750 or $2.95 per share at closing, based on the most recent trade.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been preliminary applied to Cash $2,063,358, other net working capital of Engin of $1,024,147, property and equipment $1,283,699, and intangible assets of $611,683. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill valuation of $6,438,923.

The fair value of the property and equipment, acquired intangible assets and goodwill at December 31, 2019, is provisional pending receipt of the final valuation report for those assets from a third party valuation expert. When determined, it may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date.

Transaction costs, consisting primarily of legal and translation charges, were expensed as incurred. Due to the closing date of the acquisition just prior to the Company’s financial reporting period, we have been unable to gather reliable financial information for the acquired companies to present the proforma disclosures of combined revenues, gross profits and net income from operations of the Company and the acquired businesses in accordance with US GAAP. These disclosures will be prepared as part of the year end financial statements. The goodwill paid as part of the acquisition is expected to be tax deductible.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

8.	Leases

The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Lysaker, Norway and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	4.75	4.50%
Lysaker, Norway	October 1, 2019	September 30, 2024	5.00	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	2.75	4.50%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s operating lease does not provide an implicit rate, the discount rate used to determine the present value of the lease payments is the collateralized incremental borrowing rate based on the remaining lease term. The operating lease asset excludes lease incentives. The operating leases do not contain an option to extend or terminate the lease term at the Company’s discretion, therefore no probable renewal has been added to the expiry date when determining lease term. Operating lease expense is recognized on a straight-line basis over the lease term.

Lease cost – for the nine months ended December 31, 2019:
Operating lease expense *	$302,131

*	Including right of use amortization and imputed interest

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$

2020 (remainder of year)	132,204
2021	528,814
2022	528,814
2023	505,581
2024	278,755
2025	34,262
Total future minimum lease payments	2,008,430
Imputed interest	(172,164)

Operating lease obligations	1,836,266

9.	Sales, Contract Assets and Contract Liabilities

The Company has analyzed its sales contracts under ASC 606 and has identified performance conditions that are not directly correlated with contractual payment terms with customer. As a result of the timing differences between customer payments and satisfaction of performance conditions, contractual assets and contractual liabilities have been recognized.

Contracts are tailored to meet each customer’s unique requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works

●	Certified design and engineering works

●	Equipment delivery and acceptance

●	Installation and commissioning

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

9.	Sales, Contract Assets and Contract Liabilities (continued)

For the three and nine months ended December 31, 2019, the Company recognized sales revenues in proportion to performance obligations as noted below:

	Three Months Ended December 31, 2019 $	Nine Months Ended December 31, 2019 $

Specified service works	-	381,338
Certified design and engineering works	9,779,337	21,517,289
Delivered equipment to customers, net of obligations	19,273,700	69,697,153
Installed and commissioned equipment	8,468,912	13,428,9487

Total	37,521,949	105,024,728

There were no revenues for the comparative periods ended December 31, 2018.

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2018	–	–	–

Customer receipts and receivables	–	–	(20,925,437)
Sales recognized in earnings	–	2,074,950	2,074,950
Payments and accruals under contracts	14,172,975	–	–
Costs recognized in earnings	(1,935,150)	(1,935,150)	–

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(113,778,605)
Sales recognized in earnings	–	105,024,728	105,024,728
Payments and accruals under contracts*	72,854,661	–	–
Costs recognized in earnings	(63,067,989)	(63,067,989)	–

Balance, December 31, 2019	22,024,497		(27,604,364)

*	Payments and accruals under contracts includes $11,433,348 presented as receivables which is subject to the fulfillment of future performance obligations.

10.	Warranty provision

During the three and nine months ended December 31, 2019, the Company recorded a non-cash warranty expense of $1,356,422 and $2,711,213, respectively. There was no warranty expense in the comparative periods. The provision is established to pro-actively monitor, perform maintenance and improvements, and to assess the product performance and reliability under various conditions. Product warranty will be recorded at the time of sale and revised based on new information as a history of system performance data becomes available.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

10.	Warranty provision (continued)

A summary of the changes in the warranty provision for the nine-month periods is shown below:

$

Balance, March 31, 2018	–

Provision for warranty	121,345

Balance, March 31, 2019	121,345

Provision for warranty	2,711,213
Warranty related costs	(458,390)

Balance, December 31, 2019	2,374,168

11.	Convertible Debenture

On November 10, 2015, the Company entered into a $110,000 convertible debenture with a non-related party, in exchange for $100,000, net of $10,000 for legal fees which was deferred and amortized over the term of the debenture. Under the terms of the debenture, the amount is unsecured, bears guaranteed interest at 10% and default interest at 20% per annum and was due on November 10, 2016. The note remained unpaid and outstanding at maturity. The note is convertible into shares of common stock of the Company equal to the lower of: (a) $0.40 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. On February 22, 2017, the Company issued 50,000 shares of common stock for the conversion of $20,000 of this debenture. On September 19, 2017, the Company issued 100,000 shares of common stock for the conversion of $20,000 of this debenture. On October 4, 2017, the Company issued 320,000 shares of common stock for the conversion of $40,000 of this debenture. As at December 31, 2019, the carrying value of the debenture was $30,000 (March 31, 2019 - $30,000) and the fair value of the derivative liability was $445,473 (March 31, 2019 - $431,586) as further discussed in Note 12.

Interest expense on the debenture for the three and nine month periods ended December 31, 2019 was recorded as $1,500 (December 31, 2018 - $1,500) and $4,500 (December 31, 2018 - $4,500), respectively.

12.	Derivative Liability

The Company records the fair value of the conversion feature of the convertible debenture disclosed in Note 11 in accordance with ASC 815. The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three and nine-month periods ended December 31, 2019, the Company recorded a gain (loss) on the change in fair value of derivative liability of $57,520, and ($13,887) (December 31, 2018- ($118,236) and ($299,102)). As at December 31, 2019, the Company recorded a derivative liability of $445,473 (March 31, 2019 - $431,586).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

12.	Derivative Liability (continued)

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at December 31, 2019 and March 31, 2019, assuming no expected dividends:

	As at December 31, 2019	As at March 31, 2019

Estimated common stock issuable upon conversion	174,593	165,843
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	1.5%	2.4%
Expected volatility	153%	62%
Expected life (in years)	0.25	0.25

A summary of the changes in derivative liabilities for the three and nine month periods is shown below:

	Three Months Ended December 31, 2019 $	Three Months Ended December 31, 2018 $	Nine Months Ended December 31 2019 $	Nine Months Ended December 31, 2018 $

Balance, beginning of period	(502,993)	(256,371)	(431,586)	(75,505)
Mark to market adjustment	57,520	(118,236)	(13,887)	(299,102)

Balance, end of period	(445,473)	(374,607)	(445,473)	(374,607)

13.	Related Party Transactions

(a)	As at December 31, 2019, the Company was owed $nil (March 31, 2019 – $36,800) from companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2019, the Company owed $1,424 (March 31, 2019 – $80,205) to directors of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the three and nine months ended December 31, 2019, the Company incurred $489,766 (December 31, 2018 – $60,000) and $1,347,652 (December 31, 2018 - $204,500), respectively, in management consulting fees to companies controlled by a director and officer of the Company.

(d)	During the three and nine months ended December 31, 2019, the Company incurred $60,000 (December 31, 2018 – $60,000) and $180,000 (December 31, 2018 - $180,000), respectively, in management consulting fees to a company controlled by a director of the Company.

(e)	During the three and nine months ended December 31, 2019, the Company incurred $11,942 (December 31, 2018 – $4,050) and $21,479 (December 31, 2018 - $7,800), respectively, in management consulting fees to a company controlled by a director of the Company.

(f)	During the three and nine months ended December 31, 2019, the Company incurred $nil (December 31, 2018 - $nil) and $35,000 (December 31, 2018 - $nil), respectively, in consulting fees to a director of the Company

(g)	On November 10, 2019, the Company entered into a warrant settlement agreement with a significant shareholder. Per the terms of the agreement, the significant shareholder agreed to the settlement of 1,000,000 share purchase warrants, exercisable at $1.00 per share, due to expire on November 23, 2019, for cash consideration totaling $750,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

13.	Related Party Transactions (continued)

(h)	On July 2, 2019, the Company entered into a settlement arrangement with a company that is an affiliated shareholder and controlled by a director and officer. The Company was notified that the affiliated shareholder profited from the purchase and sale of the Company’s common stock within a six month period, in violation of Section 16(b) of the Securities Exchange Act of 1934. The affiliated shareholder disgorged the full amount of profit realized paying the Company approximately $135,454, in exchange for the forbearance of legal action by the Company. See note 2(c).

Transactions with related parties have been recorded at the exchange value.

14.	Common Stock

On December 17, 2019, the Company issued 25,000 common shares, at $2.94 per share, to a former officer of the Company in settlement of stock options and any compensation otherwise due. The shares had an aggregate value of $73,500, which was recorded as stock-based compensation in the period.

15.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00

Issued	3,300,000	2.50
Exercised	(500,000)	1.00
Balance, March 31, 2019	4,300,000	2.15

Settled with warrant holder	(1,000,000)	1.00

Balance, December 31, 2019	3,300,000	2.50

On November 10, 2019, the Company entered into an agreement with a warrant holder for the settlement of 1,000,000 share purchase warrants, with an exercise price of $1.00 per share and expiry of November 23, 2019. Under the terms of the settlment agreement, the Company will pay $750,000 for the surrender and cancellation of these warrants, with $375,000 due on November 17, 2019 (Paid) and $375,000 due by January 2, 2020 (Subsequently paid)(Note 13).

As at December 31, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

3,300,000	2.50	July 1, 2020

3,300,000

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	0.7	478,375

Granted	3,065,000	1.59
Exercised	(150,000)	0.01
Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	50,000	1.86	2.5
Forfeited	(150,000)	0.63

Balance, December 31, 2019	3,352,500	1.45	1.7	5,014,500

Additional information regarding stock options outstanding as at December 31, 2019 is as follows:

Exercisable			Unvested
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $	Number of shares	Weighted Average Exercise price $

487,500	0.7	0.01
2,865,000	1.9	1.70	–	–
			–	–
3,352,500			–	–

During the nine months ended December 31, 2019, the Company granted 50,000 stock options to an officer of the Company. The stock options were exercisable at a discount to market, estimated at an average of $1.86 per share, and anticipated to vest on August 26, 2020. The options had an estimated fair value of $3.62 per share. The estimated fair value of the stock options were being recorded over the requisite service period to vesting. For the nine months ended December 31, 2019, the fair value of $80,596 (December 31, 2018 - $nil) was recorded as stock-based compensation. On December 19, 2019, the stock options were forfeited to the Company.

On September 20, 2019, the Company agreed to an extension of 175,000 stock options issued to a company controlled by a director which were due to expire. The stock options have an exercise price of $0.01 per share and have been extended to September 28, 2020. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

The Company agreed to an extension of 312,500 stock options issued to the Company’s former President which were due to expire October 31, 2019. The stock options have an exercise price of $0.01 per share and have been extended to August 31, 2020. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options (continued)

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Three Months ended June 30, 2019	Three Months ended September 30, 2019	Three Months ended December 31, 2019

Risk-free interest rate	2.48%	1.94%	1.55%
Expected life (in years)	2.5	2.5	0.8
Expected volatility	190%	110%	108%

17.	Stock-based compensation

The fair value of the Company’s share-based transactions for the three and nine month periods are summarized as follows:

	Three Months Ended December 31, 2019 $	Three Months Ended December 31, 2018 $	Nine Months Ended December 31, 2019 $	Nine Months Ended December 31, 2018 $

Fair value of stock-options granted to an directors, employees and consultants (Note 16)	30,421	4,570,133	80,596	4,744,382

	30,421	4,570,133	80,596	4,744,382

18.	Financial Instruments

The Company’s financial instruments consist principally of cash, amounts receivable, amounts in escrow, lease receivable, amounts due to related parties, accounts payable and accrued liabilities, and convertible debenture. The recorded values of these financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The lease receivable is recorded at amortized cost, adjusted for the accretion of interest income which is accreted over the life of the lease using the effective interest method. The present value of the lease receivable represents the future contractual cash flows discounted at a rate of 5.4%.

The Company’s derivative financial instruments that are measured and recognized at fair value as of December 31, 2019, on a recurring basis are as noted below in the fair value hierarchy:

	Level 1 $	Level 2 $	Level 3 $

Derivative liability	–	445,473	–

Total	–	445,473	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

19.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

		December 31, 2019
	North America $	Europe $	Asia $	Total $

Property and equipment	146,672	239,276	1,315,717	1,701,665
Right of use assets	100,098	1,590,030	–	1,690,128

	246,770	1,829,306	1,315,717	3,391,793

		December 31, 2018
	North America $	Europe $	Asia $	Total $

Property and equipment	8,731	–	–	8,731

Nine Months Ended December 31, 2019:	Asia $	Europe $	Total $

Revenues by customer region	8,114,000	96,910,728	105,024,728

Three Months Ended December 31, 2019:	Asia $	Europe $	Total $

Revenues by customer region	1,050,884	36,471,065	37,521,949

Three and nine months ended December 31, 2018:	Asia $	Europe $	Total $

Revenues by customer region	–	–	–

For the nine and three months ended December 31, 2019, 75% and 81% (December 31, 2018 – $nil) of the Company’s revenues were derived from two customers, respectively.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

December 31, 2019

(unaudited)

(Expressed in U.S. Dollars)

20.	Commitment

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

21.	Subsequent events

On January 20, 2020, the Company issued 50,000 stock options to an officer of the Company. These options are exercisable at a 25% discount to the average of the 30 trading days prior to exercise. The first tranch of 25,000 stock options vest after 18 months with the Company and the second tranche vest 18 months following the anniversary date of the employment agreement.

On February 1, 2020, the Company issued 60,000 stock options to a new independent director of the Company. The first 10,000 options to purchase a common share at $0.01 per share, vest after six months of service and expire twenty-four months from issuance. The second tranche of 25,000 options to purchase a common share at $2.50 per share, vest after twelve months of service and expire twenty-four months from issuance. The final tranche of 25,000 options to purchase common shares at $3.75 per share, vest after twenty-four months of service and expire twenty-four months from issuance.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Marine Technologies Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Marine Technologies Limited, a United Kingdom company, (5) Pacific Green Technologies Asia Limited, a Hong Kong company, (6) Pacific Green Technologies China Limited, a Hong Kong company, (7) Pacific Green Marine Technologies Trading Limited, (8) Pacific Green Marine Technologies (Norway) AS, (11) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (12) Pacific Green Environmental Technologies Ltd. (13) Shanghai Engin Digital Technology Ltd., a China company, and (14) Guangdong Northeast Power Engineering Design Co Ltd., a China company, unless otherwise indicated.

Strategy

The Company is the proprietary owner of emission control technologies with three distinct applications:

●	ENVI-Marine™, for the marine industry;

●	ENVI-Pure™, for the waste to energy and biomass industries; and

●	ENVI-Clean™, designed for coal fired power electricity generation and industrial plants involved in steel generation.

The first of the Company’s technologies to gain significant traction has been ENVI-Marine™. During the year ended March 31, 2019, the Company secured an order book for its ENVI-Marine™ technology of approximately $180,000,000. During the nine months ended December 31, 2019, the Company has added approximately $33,000,000 in additional sale agreements to be delivered in future periods.

The Company has been proactively seeking the acquisition and development of other technologies designed to improve the environment. On December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Ltd.(Engin) a solar design, development and engineering company and its subsidiary. ENGIN is a design and engineering business focused primarily on Concentrated Solar Power (“CSP”), desalination and waste to energy technologies. ENGIN has a number of reference plants in China. The purpose of the acquisition is to build a portfolio of technologies designed to improve the environment.

ENVI-MarineTM

Our marine division has been driving the Company’s rapid growth, with recruiting at all levels and departments to deliver its significant order book to clients and continues to work closely and strengthen ties with its partner PowerChina SPEM.

During the course of the last 9 months the Company has recruited a new sales and marketing team based in Oslo, Norway, to professionalize and streamline its approach. The new team has initiated a standardized and analytical process to target new customers in the marine sector.

In terms of orders and contracts during the period:

●	on July 5, 2019, the Company announced the exercise of an option granted to two customers for an additional 25 ENVI marine units on designated vessels for delivery in 2020;

●	on July 11, 2019, Scorpio Tankers Inc. ordered a further 14 ENVI-Marine™ systems for vessels it owns or manages for delivery in 2020, at a combined cost of $20.3 million; and

●	on July 11, 2019, Scorpio Bulkers Inc. ordered a further 9 ENVI-Marine™ systems for vessels it owns or manages for delivery in 2020, at a combined cost of $13.0 million.

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

On July 2, 2019, the Company entered into a settlement agreement with an affiliated shareholder for the disgorgement of profits realized on stock transactions involving a purchase and sale within a nine month period, in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company received approximately $135,500 as a result of the profit disgorgement.

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

On August 23, 2019, Scott Poulter was appointed Chairman, Chief Executive Officer, President, Secretary and Treasurer of our Company.

On December 19, 2019, the Company accepted the resignation of Richard Oliver, the Company’s Chief Financial Officer.

On December 20, 2019, the Company completed the acquisition of ENGIN a development, design and engineering company focused primarily on Concentrated Solar Power (“CSP”), Salt Water Desalination and Waste to Energy technologies. Consideration for the acquisition of 100% of Engin was determined to be a maximum of $11,148,720 (¥78,000,000) and 125,000 shares of common stock. A number of the future payments, are conditional on the successful performance testing of a plant scheduled for April/May 2020. ENGIN has developed, designed and engineered three utility scale CSP operating reference plants in China and has a Desalination reference plant in Indonesia:

●	Dunhuang 100MW Molten Salt Tower CSP Plant;

●	CGN Delingha 50MW Parabolic Trough CSP Plant; and

●	Dunhuang 10MW Molten Salt Tower CSP Plant.

The Company is excited to expand on its portfolio of environmental technologies for future growth and regards CSP as a market for substantial growth. In 2008 CSP accounted for just 0.5GW of world electricity generation rising to 5.5GW in 2018. With the acquisition of ENGIN and its subsidiary, the Company and vendor have also agreed to form an International Strategic Alliance Agreement between us, the vendor and PowerChina for the development of CSP plants whereby we and ENGIN provide the intellectual property (the technical know-how, design and engineering, Shouhang provides manufacturing of the solar field and molten salt tank services and PowerChina provides the EPC role both in China and international markets.

On January 20th, 2020, Richard Fraser-Smith was appointed the Company’s new Chief Financial Officer.

Liquidity

The low trading volume of our common stock on the OTCQB means that any purchases or sales of our common stock can have a significant impact on our market value.  Given the recent growth in the Company’s business, the Company has considered ways to improve the market liquidity of its common stock, and has decided upon an uplisting of common stock on the NASDAQ Stock Market. We believe that a stock exchange listing can improve the secondary market liquidity of our common stock and help reduce the market price distortions that can be caused by illiquidity.  We also believe that a stock exchange listing may allow us to raise additional capital from investors (including institutions), which could be used for acquisitions and future land based projects. A stock exchange listing may also allow us to enhance the use of our common stock as consideration in acquisitions.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine month periods ended December 31, 2019 and 2018.

Revenue for the nine months ended December 31, 2019 was $105,024,728 from the sales of marine scrubber units versus $nil for the nine months ended December 31, 2018. The Company’s revenues were derived from the sale of marine scrubber units and related services during 2019. During the three months ended Deceember 31, 2019, the Company was in various stages of delivery, engineering and commissioning of 50 marine scrubber units which contributed to revenues of $37,521,949 during the period. There were no revenues for the comparative period.

During the three and nine month periods ended December 31, 2019, the Company realized gross margins of approximately 40%, and 40%. Management anticipates realizing margins between 20% and 40% in future periods.

Our financial results for the three and nine months ended December 31, 2019 and 2018 are summarized as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2019	2018		2019	2018
Revenues	$37,521,949		$-	$105,024,728	$-
Cost of goods sold	$22,619,653		$-	$63,067,989	$-
Gross Profit	$14,902,296		$-	$41,956,739	$-

Expenses
Advertising and promotion	$223,757		$82,851	$1,089,709	$186,793
Amortization of intangible assets	$242,331		$218,952	$681,065	$656,859
Management and technical consulting	$6,929,142		$1,221,726	$16,108,013	$2,409,697
Depreciation	$21,597		$2,357	$44,978	$7,069
Foreign exchange loss (gain)	$(492,206)		$403,619	$(70,732)	$238,045
Lease expense	$96,340		$-	$302,131	$-
Office and miscellaneous	$847,158		$126,607	$2,032,767	$206,903
Professional fees	$342,444		$234,157	$1,024,901	$392,104
Salaries and wages	$1,806,931		$181,885	$4,248,352	$353,249
Stock-based compensation	$103,921		$4,570,133	$154,096	$4,744,382
Transfer agent and filing fees	$6,548		$907	$136,486	$28,288
Travel and accommodation	$1,087,576		$374,389	$2,482,144	$586,377
Warranty provision and related costs	$1,356,422		$-	$2,711,213	$-
Total expenses	$12,571,961		$7,417,583	$30,945,123	$9,809,766

Other Income (Expense)
Interest expense	$(1,501)		$(3,000)	$(5,006)	$(9,025)
Interest income on finance lease	$13,782	$		$43,418	$-
Gain (loss) on change in fair value of derivative liability	$57,520		$(118,236)	$(13,887)	$(299,102)
Net Income (Loss)	$2,400,136		$(7,538,819)	$11,036,141	$(10,117,893)

Due to the significant growth in operations, sales and personnel, the comparative fiscal period shouldn’t be relied upon to provide an expectation of normal operating levels.

For the three and nine month periods ended December 31, 2019, our Company had net income of $2,400,136 ($0.05 per share) and $11,036,141 ($0.24 per share), respectively. For the three and nine month period ended December 31, 2018, the Company incurred net losses of $7,538,819 ($0.17 per share) and $10,177,893 ($0.24 per share), respectively. The Company’s marine operations managed the deliveries or commissioning of roughly 76 ENVI Marine units during the nine month period ended December 31, 2019. The resulting revenues of $105,024,728 and gross profit recognized of $41,956,739 have generated the Company’s income from operations.

Gross profit for the three and nine month period ended December 31, 2019 was recognized at $14,902,296 and $41,956,739, respectively, and $nil for the periods ended December 31, 2018. Increases in the Company’s ability to deliver units, meeting customer timelines and securing shipyards for installations has resulted in significant recognition of revenues and gross profit over the nine month period.

Expenses for the nine month period ended December 31, 2019 were $30,945,123 as compared to $9,809,766 for the nine month period ended December 31, 2018 as the Company continued to grow its management, sales and operations teams in order to deliver on the significant order book. Management and technical consulting fees increased significantly and were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. There were significant increases to advertising as promotional events and conferences were attended, professional fees for contract and acquisition work, and office based costs, alongside significant numbers of new employees and related travel costs. Additionally, the delivery of units has resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the nine month period, the Company recorded a warranty provision of $2,711,213 related to the estimated expectation of warranty costs.

Expenses for the three month period ended December 31, 2019 were $12,571,961 as compared to $7,417,583 for the three month period ended December 31, 2018 as the Company continued to grow its management, sales and operations teams in order to deliver on the significant order book. Management and technical consulting fees increased significantly and were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. There were significant increases to advertising, professional and office based costs, alongside salary and travel costs. The Company opened offices in various international locations and has continued hiring. Additionally, the delivery of units has resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period, normally not exceeding 12 months. For the three month period, the Company recorded a warranty provision of $1,356,422 related to the estimated expectation of warranty costs.

Management’s forecasts for operating income of future periods is subject to significant uncertainty as a result of rapid personnel growth and uncertainty in operating costs.

Liquidity and Capital Resources

Working Capital

	At December 31, 2019	At March 31, 2019
Current Assets	$65,964,941	$18,796,757
Current Liabilities	$68,523,240	$24,062,144
Working Capital (Deficit)	$(2,558,299)	$(5,265,387)

Cash Flows

	Nine months Ended December 31, 2019	Nine months Ended December 31, 2018
Net Cash From (Used in) Operating Activities	$17,528,058	$(89,138)
Net Cash Used in Investing Activities	$(4,231,248)	$(286,351)
Net Cash Provided by Financing Activities	$(614,546)	$3,556,975
Effect of Exchange Rate Changes on Cash	$246,634	$266,003
Net Change in Cash	$12,928,898	$3,447,489

As of December 31, 2019 we had $15,792,046 in cash, $65,964,941 in total current assets, $68,523,240 in total current liabilities and a working capital deficit of $2,558,299, compared to a working capital deficit of $5,265,387 at March 31, 2019. The Company’s working capital continues to improve as profitable operations provide working capital and operating cash flows to the Company. The Company’s contract assets, contract liabilities and accruals change significantly period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers. At December 31, 2019, we have experienced a significant increase in accounts payable and accrued liabilities to $37,613,692. The increase is primarily attributable anticipated manufacturing and commissioning costs which have not been invoiced to the Company and accrued additional consideration due for the ENGIN acquisition estimated at $5,190,023.

During the nine months ended December 31, 2019, we received $17,528,058 from operating activities, whereas we spent $89,138 on operating activities for the nine month period ended December 31, 2018. Operating cash flows for the nine months ended December 31, 2019 primarily consist of deposits and installments received from customers and our corresponding manufacturing outlays.

During the nine months ended December 31, 2019, we used $4,231,248 in investing activities, whereas we used $286,351 in investing activities during the nine month period ended December 31, 2018. Our investing activites for the period ended December 31, 2019 primarily related to the acquisition of Shanghai Engin Technology Co. Ltd and subsidiary and other office equipment.

During the nine months ended December 31, 2019, we spent $614,546 related to financing activities, whereas we received $3,556,975 from financing activities during the nine months ended December 31, 2018 which consisted of proceeds from securities purchase agreements. Financing related activities for the nine months ended December 31, 2019 included the settlement of a block of stock purchase warrants with a shareholder and the receipt of $135,454 from a director under a share sale profit disgorgement.

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

We currently have office locations in the United States, Canada, United Kingdom, China and Norway. We have hired staff in various regions and rely heavily upon the use of consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaraies and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees have grown significantly and relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of December 31, 2019, we had $15,792,046 cash on hand and anticipate significant cash inflows over the next three months as we deliver manufactured goods for installation. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels. Based on cash resources available, we are scaling up our business development and operational personnel more quickly to meet the demand from ship owners for our product and service offerings. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended December 31, 2019 have been prepared on a going concern basis.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the purchase price allocation to assests and intangibles of ENGIN, useful life and recoverability of property and equipment and intangible assets, collectability of lease receivable, fair values of convertible debentures and derivative liabilities, fair value of stock-based compensation, warranty estimates and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. On December 20, 2019, the Company acquired ENGIN and has provided initial estimates for the valuation of intangible assets acquired. The Company is in the process of having valuations performed on the intangible assets by an appropriate specialist. The historical patents are amortized straight-line over the estimated useful life of 17 years and reviewed annually for impairment.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company reserves a warranty provision between 2.5% and 5% on the completion of a contract following the final payment, there being a number of milestone based stage payments.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	–	445,473	–

Total	–	445,473	–

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

Warranty Provision

The Company provides for the estimated costs of warranties at the time revenue is recognized.The specific terms and conditions of those warranties vary depending upon the product sold, nature of the installation and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve months. The Company normally has underlying manufacturing guarantees from suppliers. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period, including where customizations may be made on similar classes of vessel. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary.

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

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted for upon transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,526,801 and a lease liability of $1,486,605 as of April 1, 2019. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows. During this quarter, the right of use asset and lease liability recognized on adoption were amended for new information concerning the security deposit arrangement made with the landlord. The amendement has not resulted in a significant impact on our previously reported quarterly or annual financial information. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 13, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: February 13, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: February 13, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 13, 2020	By:	/s/ Alexander Shead
Alexander Shead
Director