Form 10-K
period 2020-03-31
Pacific Green Technologies Inc.
filed 2020-07-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2019, was $84,167,384 based on a $3.3 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,659,971 common shares issued and outstanding as of July 14, 2020.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Marine Technologies Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Marine Technologies Limited, a United Kingdom company, (5) Pacific Green Technologies Asia Limited, a Hong Kong company, (6) Pacific Green Technologies China Limited, a Hong Kong company, (7) Pacific Green Marine Technologies Trading Limited, a United Kingdom company, (8) Pacific Green Marine Technologies (Norway) AS, (9) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (10) Pacific Green Environmental Technologies Ltd. (11) Shanghai Engin Digital Technology Co. Ltd., a Chinese company, and (12) Guangdong Northeast Power Engineering Design Co Ltd., a Chinese company, unless otherwise indicated.

Strategy

The Company is the proprietary owner of emission control technologies with three distinct applications:

●	ENVI-MarineTM, for the marine industry;

●	ENVI-PureTM, for the waste to energy and biomass industries; and

●	ENVI-CleanTM, designed for coal fired power electricity generation and industrial plants involved in steel generation.

The first of the Company’s technologies to gain significant traction has been ENVI-MarineTM. During the year ended March 31, 2019, the Company secured an order book for its ENVI-MarineTM technology of approximately $180,000,000. During the year ended March 31, 2020, the Company has added approximately $67,000,000 additional sale agreements.

The Company has been proactively seeking the acquisition and development of other technologies designed to improve the environment. On December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd. (Engin) a solar design, development and engineering company and its subsidiary. Engin is a design and engineering business focused primarily on Concentrated Solar Power (“CSP”), desalination and waste to energy technologies. Engin has a number of reference plants in China. The purpose of the acquisition is to build a portfolio of technologies designed to improve the environment.

ENVI-MarineTM

Our marine division has been driving the Company’s rapid growth, with recruiting at all levels and departments to deliver its significant order book to clients and continues to work closely and strengthen ties with its partner PowerChina SPEM.

The Company has been actively marketing its ENVI-Marine™ units to ship brokers and ship owners. During the course of the last 12 months, the Company has recruited a new sales and marketing team based in Oslo, Norway. The new team has initiated a standardized and analytical process to target new customers in the marine sector.

In terms of orders and contracts during the year:

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

The testing achieved a three-test average of 99.3% removal efficiency. The implementation of US Clean Air regulations in July 2010 has created additional demand for sulphur dioxide removal in all industries emitting sulphur pollution. Furthermore, China consumes approximately one half of the world’s coal, but introduced measures designed to reduce energy and carbon intensity in its 12th Five Year Plan. Applications include regional power facilities and heating for commercial buildings and greenhouses. Typical applications range in size from 1 to 20 megawatts (MW) with power generation occupying the larger end of the range.

In 2017, Following the signing of a joint venture agreement with PowerChina SPEM, an ENVI-Clean™ was sold to a steelworks company in Yancheng to remove SO2 from its 93MW gas combustion powerplant.

The ENVI-Clean™ system removes most of the sulphur dioxide, particulate matter, greenhouse gases and other hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels.

Significant transactions

On January 24, 2019, the Company appointed Iain Lees as Chief Operating Officer of the Company.

On May 24, 2019, the Company appointed Richard Oliver as Chief Financial Officer.

On July 2, 2019, the Company announced the resignation of Iain Lees as the Company’s Chief Operating Officer and a Director.

On July 2, 2019, the Company entered into a settlement agreement with an affiliated shareholder for the disgorgement of profits realized on stock transactions involving a purchase and sale within a nine month period, in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company received approximately $135,454 as a result of the profit disgorgement.

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

On August 23, 2019, Scott Poulter was appointed Chief Executive Officer, President, Secretary and Treasurer of our Company.

On December 19, 2019, the Company accepted the resignation of Richard Oliver, the Company’s Chief Financial Officer.

On December 20, 2019, the Company completed the acquisition of Engin, a development, design and engineering company focused primarily on Concentrated Solar Power (“CSP”), Salt Water Desalination and Waste to Energy technologies. Consideration for the acquisition of 100% of Engin was determined to be a maximum of $11,154,011 (¥78,000,000) and 125,000 shares of common stock.  Engin has developed, designed, and engineered three utility scale CSP operating reference plants in China and has a Desalination reference plant in Indonesia:

●	Dunhuang 100MW Molten Salt Tower CSP Plant;

●	CGN Delingha 50MW Parabolic Trough CSP Plant; and

●	Dunhuang 10MW Molten Salt Tower CSP Plant.

The Company is excited to expand on its portfolio of environmental technologies for future growth and regards CSP as a market for substantial growth. In 2008 CSP accounted for just 0.5GW of world electricity generation rising to 5.5GW in 2018. With the acquisition of Engin and its subsidiary, the Company and vendor have also agreed to form  an  International  Strategic  Alliance  Agreement  between  us, the vendor and PowerChina for the development of CSP plants whereby we and Engin provide the intellectual property (the technical know-how, design and engineering), Shouhang provides manufacturing of the solar field and molten salt tank services and PowerChina provides the EPC role both in China and international markets.

On January 20, 2020, Richard Fraser-Smith was appointed the Company’s new Chief Financial Officer.

On February 1, 2020, Dr. Andrew Jolly resigned as Director of the Company. Dr. Jolly’s resignation did not result from any disagreement with the Company regarding its policies, practices or otherwise. Dr. Jolly did not receive any compensation for loss of office. Dr. Jolly will become a Senior Technical Adviser to our Company.

On February 1, 2020, Eric Prouty became an Independent Non-Executive Director of the Company.

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

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. To successfully compete in our industry, we will need to:

●	establish our product’s competitive advantage with customers;

●	develop a comprehensive marketing system; and

●	increase our financial resources.

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry.

As we grow into our chosen strategic field of environmental technologies, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We do not own, either legally or beneficially, any registered patent or trademark, except for the following proprietary emission abatement systems and associated marks, currently known as:

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

We claim copyright in all our published corporate, promotional and sales materials.

Government Regulations

Some aspects of our intended operations will be subject to a variety of federal, provincial, state and local laws, rules and regulations in North America and worldwide relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. For example, we are subject to the Resource Conservation Recovery Act (“RCRA”), the principal federal legislation regulating hazardous waste generation, management, and disposal.

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removing or remediating certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of the hazardous or toxic substances. These laws and regulations may require the removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation, and abandonment orders. The costs arising from compliance with environmental and natural resource laws and regulations may increase operating costs for both us and our potential customers. We are also subject to safety policies of jurisdictional-specific Workers Compensation Boards and similar agencies regulating the health and safety of workers.

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

Subsidiaries

Our company’s wholly owned subsidiaries are (1) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Inc., a Delaware corporation (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Marine Technologies Limited, a United Kingdom company, (5) Pacific Green Technologies Asia Limited, a Hong Kong company, (6) Pacific Green Technologies China Limited, a Hong Kong company, (7) Pacific Green Marine Technologies Trading Limited, a United Kingdom company, (8) Pacific Green Marine Technologies (Norway) AS, (9) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (10) Pacific Green Environmental Technologies Ltd. (11) Shanghai Engin Digital Technology Co. Ltd., a Chinese company, and (12) Guangdong Northeast Power Engineering Design Co Ltd., a Chinese company, unless otherwise indicated.

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

Employees

As of March 31, 2020, the Company’s subsidiaries employed people in Canada, United Kingdom, Hong Kong, China, and Norway. The Company also relies heavily upon the use of contractors and consultants. The Company employed approximately 110 staff as of March 31, 2020, but due to a combination of COVID-19 and the drop in the oil price, a number of restructuring activities have taken place since then and further may be considered necessary. On June 19, 2020, the sales office in Oslo, Norway was closed as the Company rethinks its sales strategy.

Item 1A. Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses.

We have yet to establish any history of profitable operations. We incurred a cumulative deficit of $75,321,335 for the period from April 5, 2011 (inception) to March 31, 2020. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. We generated our first net income during the year ended March 31, 2020 of $10,381,420. We expect that future revenues and profitability will be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our sales force and effectively market the Technologies. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.

Beginning in 2020, the global COVID-19 pandemic significantly increased the volatility of financial markets worldwide. Significant volatility or disruptions of the capital markets could eliminate our access to financing, and/or significantly increase its cost. Such volatility or disruptions in the capital markets may cause lenders to be unwilling to provide us with financing to fund our ongoing operations and growth.

If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition, and results of operations.

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

The energy production and technology industries are subject to many laws and regulations which govern the protection of the environment, quality control standards, health and safety requirements, and the management, transportation and disposal of hazardous substances and other waste. Environmental laws and regulations may require removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some environmental laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation, and abandonment orders. Similarly, consumer protection laws impose quality control standards on products marketed to the public and prohibit the distribution and marketing of products not meeting those standards.

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

We are dependent upon our officers for execution of our business plan. As a result, our future success depends heavily upon the continuing services of the members of our senior management team. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers. The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

Outbreaks of epidemic diseases, including COVID-19, could adversely impact our business operations.

Our business could be adversely affected by a widespread second wave of the COVID-19 pandemic which has been predicted by health experts. Many countries have imposed travel bans, quarantines, and other emergency public health measures. This could have an adverse effect on our ability to travel, distribute and install products, as well as force the temporary closure of offices and facilities. In addition, the global marine transportation industry has been negatively affected by travel restrictions and shutdown of businesses. This in turn can reduce demand for our marine scrubbers to these shipping customers if many vessels sit idle or are taken out of service during the outbreak. On June 19, 2020, the Company closed the Norway office as we rethink the sales strategy in the marine division.

The pandemic could also impact our customers and suppliers negatively in operations and financial conditions. Any disruption of our suppliers or customers would likely impact our sales and operating results. Further, a pandemic could result in a worldwide health crisis and economic downturn, which could impact our operating results.

Significant drop in oil price may have a material adverse effect on our business.

In March 2020, Saudi Arabia triggered an oil price war in response to Russia’s refusal to reduce oil production in order to keep prices for oil at moderate level. This economic conflict resulted in a sharp drop of oil price over the spring of 2020, including low sulphur fuel oil. The corresponding reduction in the price of low sulphur fuel oil could negatively affect the demand for our marine scrubbers. Fuels with higher sulphur content has been cheaper than low sulphur fuel historically. Our marine scrubbers allow our customers to use fuels with higher sulphur content. A decrease in the demand for marine scrubbers, which allow the use of heavy fuel oil under IMO 2020, could reduce our sales of marine scrubbers.

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

The alternative energies industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can with our Technologies. A number of competitors have developed more mature businesses than us and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than our Technologies and may also have greater resources to create or develop new technologies and products than us. Failure to compete in the alternative energy industry may prevent us from becoming profitable, and thus you may lose your entire investment.

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

As of March 31st, 2020, the Company’s cash reserves are approximately $21.4 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment. In the future when we do intend to pay dividends, we will formalize a dividend policy.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2020	$3.35	$1.20
December 31, 2019	$3.30	$2.10
September 30, 2019	$3.88	$2.27
June 30, 2019	$4.25	$3.00
March 31, 2019	$3.23	$2.90
December 31, 2018	$2.95	$1.21
September 30, 2018	$2.10	$1.60
June 30, 2018	$1.80	$0.80
March 31, 2018	$1.38	$0.75

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of July 14, 2020, there were 262 holders of record of our common stock. As of such date, 45,659,971 of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On July 20, 2015, the Company granted options to Dr. Carmichael to purchase up to 312,500 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018. The options expiry date was extended to August 31, 2020.

On September 26, 2017, the Company granted 175,000 stock options to a Company controlled by Mr. Shead. The stock options are exercisable at $0.01 per share and expire September 25, 2019. The options expiry date was extended to September 28, 2020.

On on January 24, 2019, the Company granted 300,000 stock options to Mr. Lees. On July 2, 2019, Mr. Lees resigned, and stock options were forfeited.

On May 24, 2019, the Company issued 50,000 stock options to Mr. Oliver. On December 19, 2019, the Company accepted the resignation of Mr. Oliver. 50,000 stock options were forfeited.

On January 15, 2020, the Company issued 25,000 stock options to Mr. Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2020. The options are exercisable on July 15, 2021 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On February 1, 2020, the Company committed to grant 60,000 stock options to Mr. Prouty. The first 10,000 options to purchase a common share at $0.01 per share, vest after six months of service and expire twenty-four months after the vesting date. The second tranche of 25,000 options to purchase a common share at $2.50 per share, vest after twelve months of service and expire twenty-four months after the vesting date. The final tranche of 25,000 options to purchase common shares at $3.75 per share, vest after twenty-four months of service and expire twenty-four months after the vesting date. As of March 31, 2020, these options are not issued.

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

On January 24, 2019, the Company granted 300,000 stock options to a director of our company. The first tranche of $100,000 stock options are exercisable at a price of $0.01 per share and vested immediately. The second tranche of 100,000 stock options are exercisable at a price of $0.01 and vest 36 months following the date of the employment agreement. The third tranche of 100,000 stock options are exercisable at the closing price of the Company’s common shares on January 24, 2019 and vest 36 months following the date of the employment agreement.

On May 24, 2019, the Company issued 50,000 stock options to an officer of the Company. These options are exercisable at a 25% discount to the average of the 30 trading days prior to exercise. The first tranche of 25,000 stock options vest after 18 months with the Company and the second tranche vest 18 months following the anniversary date of the employment agreement. On December 19, 2019, the stock options were forfeited.

On December 20, 2019, the Company acquired Engin. 125,000 common shares in the Company with an estimated fair value of $368,750 or $2.95 per share were granted as part of the acquisition of Engin in February 2020.

On January 15, 2020, the Company issued 25,000 stock options to Mr. Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2020. The options are exercisable on July 15, 2021 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On February 1, 2020, the Company committed to grant 60,000 stock options to a new independent director of the Company. The first 10,000 options to purchase a common share at $0.01 per share, vest after six months of service and expire twenty-four months after the vesting date. The second tranche of 25,000 options to purchase a common share at $2.50 per share, vest after twelve months of service and expire twenty-four months after the vesting date. The final tranche of 25,000 options to purchase common shares at $3.75 per share, vest after twenty-four months of service and expire twenty-four months after the vesting date. As of March 31, 2020, these options are not issued.

On February 14, 2020, 16,532 common shares of the Company were issued at a price of $3.00 per share to employees in the Company’s sales division.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2020 and 2019 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in section Item 1A “Risk Factors” of this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2020 and 2019. Due to the significant growth in operations, sales and personnel, the comparative fiscal period shouldn’t be relied upon to provide an expectation of normal operating levels.

Revenue for the year ended March 31, 2020 was $130,138,574 versus $2,074,950 for the year ended March 31, 2019. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the year ended March 31, 2020, the company was in various stages of engineering, delivery, and commissioning of 107 (2019 - 1) marine scrubber units which contributed to revenue of $129,688,156 during the period (2019- $2,074,950). Engin contributed to revenue of $450,418 from providing design and engineering services for CSP contracts during the period from acquisition date of December 20, 2019 until March 31, 2020.

Gross profit for the year ended March 31, 2020 and March 31, 2019 was $51,572,419 and $139,800 respectively. Increases in the Company’s ability to deliver units, meeting customer timelines, and securing shipyards for installations has resulted in significant recognition of revenues and gross profit in the last 12 months.

The gross profit margin for the year ended March 31, 2020 was approximately 40% (2019- 7%). Management anticipates realizing margins between 20% and 40% in future periods.

Operating expenses for the year ended March 31, 2020 were $41,529,313 as compared to $17,045,691 for the year ended March 31, 2019 as the Company continued to grow its management, sales and operations teams in order to deliver on the significant order book.

Consulting fees, technical support, and commissions increased significantly to $22,905,321 from $5,426,136 for the year ended March 31, 2020 to March 31, 2019. Consulting fees, technical support, and commissions were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Consulting fees paid to third parties for business development and technical support efforts include 20% commission on ENVI-Marine scrubber unit sales to significant clients.

Office and miscellaneous, salaries and wages, and travel and accommodation expenses were recorded at $2,721,884, $6,527,743, and $3,488,165 for the year ended March 31, 2020 as compared to $268,716, $7,011,859, and $1,031,922 for the year ended March 31, 2019. The Company opened offices in various international locations, hired new employees, and incurred additional travel related costs for the year ended March 31, 2020. Salaries and wages expense decreased due to reduction of $5,759,234 in stock-based compensation during the year ended March 31, 2020 compared to the year ended March 31, 2019.

Advertising and promotion expense for the year ended March 31, 2020 was $1,257,901 versus $590,876 for the year ended March 31, 2019. During the course of the last 12 months, the Company recruited a new sales and marketing team based in Oslo, Norway, though due to a combination of COVID-19 and the drop in the oil price, on June 19, 2020, the sales office in Oslo, Norway was closed as the Company rethinks its sales strategy. There were more promotional events and conferences attended during the last 12 months.

Professional fees increased to $1,428,774 from $844,710 for the year ended March 31, 2020 compared to March 31, 2019. Professional fees were mainly comprised of legal, audit, and accounting costs. During the last 12 months, there were more professional fees incurred for contract and acquisition work.

Amortization of intangible assets expense for the year ended March 31, 2020 was $1,070,698 versus $875,813 for the year ended March 31, 2019. Increased amortization cost came from additional intangible assets recorded from Engin acquisition.

The delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the year ended March 31, 2020, the Company recorded a warranty provision of $1,630,541 (2019- $922,192) related to the estimated expectation of warranty costs. The Company reserves a warranty provision of 2% (2019- 5%) on the completion of contracts.

Other income of $338,315 was recorded for the year ended March 31, 2020 compared to other expenses of $1,032,813 for the year ended March 31, 2019. This change was mainly driven by changes in fair value of derivative liability. The company recorded a gain on change in fair value of derivative liability of $257,102 for the year ended March 31, 2020 versus a loss of $356,081 for the year ended March 31, 2019. In addition, the Company recorded $nil for provision for doubtful loan during the year ended March 31, 2020 (2019- $349,858).

Management’s forecasts for operating income of future periods is subject to significant uncertainty as a result of rapid personnel growth and uncertainty in operating costs.

Our financial results for the years ended March 31, 2020 and 2019 are summarized as follows:

	Year Ended
	March 31,
	2020	2019
Revenues	$130,138,574	$2,074,950
Cost of goods sold	$78,566,155	$1,935,150
Gross profit	51,572,419	$139,800

Operating expenses
Advertising and promotion	$1,257,901	$590,876
Amortization of intangible assets	$1,070,698	$875,813
Bad debts expense	$450,262	$-
Consulting fees, technical support, and commissions	$22,905,321	$5,426,136
Depreciation	$87,614	$9,425
Foreign exchange loss (gain)	$(780,567)	$24,945
Lease expense	$428,733	$-
Office and miscellaneous expense	$2,721,884	$268,716
Professional fees	$1,428,774	$844,710
Research and development	$98,041	$-
Salaries and wages	$6,527,743	$7,011,859
Transfer agent and filing fees	$214,203	$39,097
Travel and accommodation	$3,488,165	$1,031,922
Warranty costs	$1,630,541	$922,192
Total operating expenses	$41,529,313	$17,045,691

Other income (expense)
Interest income (expense)	$(13,924)	$(670)
Financing interest income (charge)	$95,136	$(106,203)
Gain (loss) on change in fair value of derivative liability	$257,102	$(356,081)
Provision for doubtful loan	$-	$(349,858)
Other expense	$-	$(220,001)
Net income (loss)	$10,381,420	$(17,938,704)

Liquidity and Capital Resources

Working Capital Deficit

	At March 31, 2020	At March 31, 2019
Current Assets	$64,182,889	$18,796,757
Current Liabilities	$67,713, 871	$24,062,144
Working Capital (Deficit)	$(3,530,982)	(5,265,387)

Cash Flows

	Year Ended March 31, 2020	Year Ended March 31, 2019
Net Cash Provided by (Used in) Operating Activities	$23,449,250	$(2,795,220)
Net Cash Used in Investing Activities	$(4,247,690)	$(25,000)
Net Cash Provided by (Used in) Financing Activities	$(614,546)	$5,451,500
Effect of Exchange Rate Changes on Cash	$(63,228)	$1,986
Net Change in Cash	$18,523,786	$2,633,266

As of March 31, 2020, we had $21,386,934 in cash, $64,182,889 in total current assets, $67,713, 871 in total current liabilities, and a working capital deficit of $3,530,982, compared to a working capital deficit of $5,265,387 at March 31, 2019. The Company’s working capital improved as profitable operations provide working capital and operating cash flows to the Company. The Company’s contract assets, contract liabilities and accruals change significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers. As at March 31, 2020, we have experienced a significant increase in accounts payable and accrued liabilities to $43,898,569. The increase is primarily attributable to manufacturing and commissioning costs which have not been invoiced to the Company and accrued additional consideration due for the Engin acquisition estimated at $ 5,190,023.

During the year ended March 31, 2020, we received $23,449,250 from operating activities, whereas we spent $2,795,220 on operating activities for the year ended March 31, 2019. Operating cash flows for the year ended March 31, 2020 primarily consist of deposits and instalments received from customers and our corresponding manufacturing outlays. The Company is in production and manufacturing timeline where we receive large amount of deposits and instalment payments in the last 12 months. During the year ended March 31, 2020, the company was in various stages of engineering, delivery, and commissioning of 107 (2019-1) marine scrubber units which contributed to significant increase in cash flow.

During the year ended March 31, 2020, we used $4,247,690 in investing activities, whereas we used $25,000 in investing activities during the year ended March 31, 2019. Our investing activities for the year ended March 31, 2020 were primarily related to the acquisition of Engin and subsidiary and other office equipment.

During the year ended March 31, 2020, we spent $614,546 related to financing activities, whereas we received $5,451,500 from financing activities during the year ended March 31, 2019 which consisted of proceeds from securities purchase agreements. Financing related activities for year ended March 31, 2020 included a payment of $750,000 by the Company to settle a block of stock purchase warrants with a shareholder and the receipt of $135,454 from a director under a share sale profit disgorgement.

Anticipated Cash Requirements

We do not anticipate requiring additional funds to fund our budgeted expenses over the next 12 months. However, if we do these funds may be raised through asset sales, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Our cash requirement estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

We currently have office locations in the United States, Canada, United Kingdom, China, and Hong Kong. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees have grown significantly and relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

Should we require additional funding over the next twelve months, we would intend to raise new cash requirements from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time, we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

As of March 31, 2020, we had $21,386,934 cash on hand. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the year ended March 31, 2020 have been prepared on a going concern basis.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, contract assets and liabilities associated with revenue contracts in progress, contingent consideration on asset acquisition, warranty accruals, fair values of convertible debentures and derivative liabilities, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents, customer relationships, plant designs, backlog, and software licensing, Intangible assets are reviewed annually for impairment. The patents, which were acquired in 2013, are being amortized straight-line over the estimated useful life of 17 years. During the year ended March 31, 2020, the Company acquired customer relationships, plant designs, backlog, and software licensing, which are amortized straight-line over the estimated useful life of 6, 6, 2, and 10 years.

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

Revenue Recognition

The Company derives revenue from the sale of emission control equipment and related services as well as providing design and engineering services for Concentrated Solar Power, desalination, and waste to energy technologies.

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

As our contracts with customers include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost-plus margin.

Contracts signed with one customer have significant financing component. The Company provides design, production, and installation services of scrubber units to this customer. 20% of the contract price is payable at least 6 calendar months prior to the dry dock date. The remaining 80% is payable in 24 equal monthly instalments starting at the end of the calendar month following the installation date on a vessel by vessel basis.  As 80% of the contract price is payable after the last performance obligation towards the scrubber, significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

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

Our company’s financial instruments consist principally of cash, accounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, operating lease liability, and convertible debenture. The recorded values of all financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. The majority of the Company’s awards vest upon issuance.

Contract Liabilities and Contract Assets

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and instalments through the procurement and design phases of equipment manufacturing. Amounts received from customers, which are not yet recorded as revenues under the Company’s revenue recognition policy are presented as contract liabilities.

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

Warranty Provision

The Company reserves a 2% warranty provision on the completion of a contract following the final payment, there being a number of milestone-based stage payments. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve to twenty-four months. The Company provides warranties to customers for the design, materials, and installation of scrubber units. The Company has a back-to-back manufacturing guarantee from its major supplier, which covers materials, production, and installation. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assess the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary.

Lease

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance eliminates the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. ASU No. 2016-02 was in effect for public companies in fiscal years beginning after December 15, 2018. The Company adopted the new guidance as of April 1, 2019.

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted upon transition as existing leases had duration of 12 months or less at the time of transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,526,801 and a lease liability of $1,486,605 as of April 1, 2019. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

March 31, 2020

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pacific Green Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Accounting Standards Update 2016-02, “Leases”, on April 1, 2019, the date of initial application.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2019.

Vancouver, Canada

July 14, 2020

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2020 $	March 31, 2019 $

ASSETS
Cash	21,386,934	2,863,148
Short-term investments and amounts in escrow (Note 3)	718,100	1,736,938
Accounts receivable and other amounts recoverable	16,161,811	778,435
Prepaid expenses and deposits	839,705	870,639
Contract assets (Note 8)	24,604,339	12,237,825
Lease receivable, current portion (Note 4)	472,000	309,772
Total Current Assets	64,182,889	18,796,757

Lease receivable (Note 4)	369,634	784,914
Long term receivable	2,027,855	–
Property and equipment (Note 5)	1,301,905	31,375
Intangible assets (Note 6)	12,575,303	9,746,255
Goodwill (Note 7)	3,524,162	–
Right of use asset (Note 18)	1,813,921	–
Security deposit	430,568	–
Total Assets	86,226,237	29,359,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 10)	42,276,285	4,511,721
Warranty provision (Note 11)	1,089,356	121,345
Contract liabilities (Note 8)	23,553,267	18,850,487
Convertible debenture (Note 9)	30,000	30,000
Current portion of operating lease obligations (Note 18)	548,338	–
Due to related parties (Note 12)	42,141	117,005
Derivative liability (Note 9)	174,484	431,586
Total Current Liabilities	67,713,871	24,062,144

Long-term accounts payable and accrued liabilities (Note 10)	1,622,284	–
Long-Term lease obligations (Note 18)	1,305,722	–
Total Liabilities	70,641,877	24,062,144

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 45,659,971 and 45,493,439 shares issued and outstanding, respectively (Note 13)	45,660	45,493
Additional paid-in capital	90,653,018	90,684,174
Accumulated other comprehensive income	207,017	270,245
Deficit	(75,321,335)	(85,702,755)
Total Stockholders’ Equity	15,584,360	5,297,157
Total Liabilities and Stockholders’ Equity	86,226,237	29,359,301

Nature of Operations (Note 1)

Commitment (Note 18)

Subsequent events (Note 20)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended March 31, 2020 $	Year Ended March 31, 2019 $

Sales (Note 8)	130,138,574	2,074,950
Cost of goods sold (Note 8)	(78,566,155)	(1,935,150)
Gross margin	51,572,419	139,800

Operating expenses

Advertising and promotion	1,257,901	590,876
Amortization of intangible assets (Note 6)	1,070,698	875,813
Bad debts expense	450,262	–
Consulting fees, technical support, and commissions	22,905,321	5,426,136
Depreciation (Note 5)	87,614	9,425
Foreign exchange loss (gain)	(780,567)	24,945
Operating lease expense (Note 18)	428,733	–
Office and miscellaneous	2,721,884	268,716
Professional fees	1,428,774	844,710
Research and development	98,041	–
Salaries and wage expense (Note 16)	6,527,743	7,011,859
Transfer agent and filing fees	214,203	39,097
Travel and accommodation	3,488,165	1,031,922
Warranty costs (Note 11)	1,630,541	922,192
Total operating expenses	41,529,313	17,045,691
Income (loss) before other income (expense)	10,043,106	(16,905,891)
Other income (expense)
Interest Income (expense)	(13,924)	(670)
Financing interest income (charge)	95,136	(106,203)
Gain (loss) on change in fair value of derivative liability (Note 9)	257,102	(356,081)
Other income (expense)	–	(220,001)
Provision for doubtful loan	–	(349,858)
Total other income (expense)	338,314	(1,032,813)

Net income (loss) for the year	10,381,420	(17,938,704)
Other comprehensive income

Foreign currency translation (loss) gain	(63,228)	1,986

Comprehensive income (loss) for the year	10,318,192	(17,936,718)
Net income (loss) per share, basic	0.23	(0.41)
Net income (loss) per share, diluted	0.22	(0.41)
Weighted average number of shares outstanding[1]	46,022,709	43,502,044

(1)	the periods ended March 31, 2020, include 487,500 stock options are they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

					Accumulated
			Common	Additional	Other
	Common Stock		Stock	Paid-in	Comprehensive		Stockholder’s
	Shares	Amount	Issuable	Capital	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance March 31, 2018	40,757,415	40,757	206,675	78,989,346	268,259	(67,764,051)	11,740,986

Shares issued pursuant to private placements	3,506,675	3,507	(206,675)	5,153,168	–	–	4,950,000
Shares issued for services	579,349	579	–	1,047,118	–	–	1,047,697
Shares issued pursuant to warrants exercised	500,000	500	–	499,500	–	–	500,000
Shares issued pursuant to options exercised	150,000	150	–	1,350	–	–	1,500
Fair value of options granted	–	–	–	4,993,692	–	–	4,993,692
Foreign exchange translation gain	–	–	–	–	1,986	–	1,986
Net loss for the year	–	–	–	–	–	(17,938,704)	(17,938,704)
Balance March 31, 2019	45,493,439	45,493	–	90,684,174	270,245	(85,702,755)	5,297,157

Fair value of options granted	–	–	–	91,711	–	–	91,711
Shares issued for cancellation (Note 13)	25,000	25	–	73,475	–	–	73,500
Shareholder settlement (Note 12)	–	–	–	135,454	–	–	135,454
Shares issued for Engin acquisition (Note 13)	125,000	125	–	368,625	–	–	368,750
Shares issued to employees (Note 13)	16,532	17	–	49,579	–	–	49,596
Settlement of warrants (Note 14)	–	–	–	(750,000)	–	–	(750,000)
Foreign exchange translation (loss)	–	–	–	–	(63,228)	–	(63,228)
Net income for the year	–	–	–	–	–	10,381,420	10,381,420
Balance March 31, 2020	45,659,971	45,660	–	90,653,018	207,017	(75,321,335)	15,584,360

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2020	2019
	$	$

Operating Activities

Net income (loss) for the year	10,381,420	(17,938,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	1,070,698	875,813
Lease expense – amortization of right of use assets and interest accretion	428,733	–
Depreciation (Note 5)	87,614	9,425
Other non-cash other expense	–	220,001
Lease finance charge	56,358	106,203
Provision for doubtful loan	–	349,858
(Gain) Loss on change in fair value of derivative liability (Note 9)	(257,102)	356,081
Fair value of stock options granted (Note 13)	91,711	4,993,692
Stock issued for services (Note 13)	123,096	980,349

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	1,018,838	(1,736,938)
Accounts receivable	(15,892,527)	(773,523)
Prepaid expenses and deposits	(358,572)	(731,259)
Lease payments	(388,594)	–
Contract assets	(12,366,514)	(12,237,825)
Due from related parties	–	25,101
Loan advances	–	(349,858)
Accounts payable and accrued liabilities	33,858,164	4,197,071
Warranty provision	968,011	121,345
Contract liabilities	4,702,780	18,850,487
Due to related parties	(74,864)	(112,539)
Net Cash Provided by (Used in) Operating Activities	23,449,250	(2,795,220)

Investing Activities
		––
Acquisition of business, net of cash acquired $2,063,358 (Note 7)	(3,800,876)	–
Additions of property and equipment	(446,814)	(25,000)
Net Cash Used in Investing Activities	(4,247,690)	(25,000)

Financing Activities
Proceeds from issuance of common stock	–	5,451,500
Shareholder settlement (Note 13)	135,454	–
Share purchase warrants settled (Note 11)	(750,000)	–
Net Cash Provided by (Used in) Financing Activities	(614,546)	5,451,500
Effect of Foreign Exchange Rate Changes on Cash	(63,228)	1,986
Change in Cash	18,523,786	2,633,266
Cash, Beginning of Year	2,863,148	229,882
Cash, End of Year	21,386,934	2,863,148

Non-cash Investing and Financing Activities, excluded in above:
Amount due to related parties settled with common stock	–	500
Common stock issuable in business acquisition	368,750	–
Consideration accrued for business acquisition (Note 7), net of imputed discount of $95,691	5,190,023	–
Right of use assets and lease obligations recognized	2,190,569	–
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company changed its name to ECash, Inc. On June 13, 2012, the Company changed its name to Pacific Green Technologies Inc. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies. On December 20, 2019, the Company acquired Shanghai Engin Digital Technology Co. Ltd., a company incorporated and registered in China (“Engin”). Engin is a solar design, development, and engineering company (Note 7).

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The following accounting policies are consistently applied in the preparation of the consolidated financial statements. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Marine Technologies Ltd.(“PGMTL”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGM Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies Group Inc (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Trading Ltd. (“PGTrad”)	Wholly-owned subsidiary of PGMG
Pacific Green Environmental Technologies Ltd (“PENV”)	Wholly-owned subsidiary
Pacific Green Marine Technologies (Norway) SA (“PGN”)	Wholly-owned subsidiary of PGMTL
Shanghai Engin Digital Technology Co. Ltd (“ENGIN”)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

All inter-company balances and transactions have been eliminated upon consolidation.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, contract assets and liabilities associated with revenue contracts in progress, contingent consideration on asset acquisition, warranty accruals, fair values of convertible debentures and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2.	Significant Accounting Policies (continued)

(c)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates, net of any residual value determined.

Furniture and equipment	5 years straight-line
Leasehold improvements	3 years straight-line
Test Scrubber system	20 years straight-line
Computer equipment	5 years straight-line
Building	20 years straight-line

(d)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents, customer relationships, plant designs, backlog, and software licensing, Intangible assets are reviewed annually for impairment. The patents, which were acquired in 2013, are being amortized straight-line over the estimated useful life of 17 years. During the year ended March 31, 2020, the Company acquired customer relationships, plant designs, backlog, and software licensing, which are amortized straight-line over the estimated useful life of 6, 6, 2, and 10 years.

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

Our company’s financial instruments consist principally of cash, accounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, operating lease liability, and convertible debenture. The recorded values of all financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized at fair value as of March 31, 2020, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liability	–	174,484	–

During the year ended March 31, 2020, the Company recognized a gain on the change in fair value of derivative liability of $257,102 (2019 – loss $356,081).

2.	Significant Accounting Policies (continued)

(g)	Revenue Recognition

The Company derives revenue from the sale of emission control equipment and related services as well as providing design and engineering services for Concentrated Solar Power, desalination, and waste to energy technologies.

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

As our contracts with customers include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost-plus margin.

Contracts signed with one customer have significant financing component. The Company provides design, production, and installation services of scrubber units to this customer. 20% of the contract price is payable at least 6 calendar months prior to the dry dock date. The remaining 80% is payable in 24 equal monthly instalments starting at the end of the calendar month following the installation date on a vessel by vessel basis.  As 80% of the contract price is payable after the last performance obligation towards the scrubber, significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

(h)	Contract Liabilities and Contract Assets

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and instalments through the procurement and design phases of equipment manufacturing. Amounts received from customers, which are not yet recorded as revenues under the Company’s revenue recognition policy are presented as contract liabilities.

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

2.	Significant Accounting Policies (continued)

(i)	Warranty Provision

The Company reserves a 2% warranty provision on the completion of a contract following the final payment, there being a number of milestone-based stage payments. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve to twenty-four months. The Company provides warranties to customers for the design, materials, and installation of scrubber units. The Company has a back-to-back manufacturing guarantee from its major supplier, which covers materials, production, and installation. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assess the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary.

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

The Company provides for interest and potential administrative penalties where management has assessed that the probability of assessment is greater than 50%. Interest and penalties assessed or expected to be assessed by tax authorities are included in tax expense for the period.

(k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGTA, PGTC, PGMT US, PGMTL, PGTrad, PGM Can, and PGN are the United States dollar. The functional currency of ENGIN and GNPE are the Chinese Yuan. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of ENGIN and GNPE are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(l)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(m)	Stock-based compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. The majority of the Company’s awards vest upon issuance.

2.	Significant Accounting Policies (continued)

Subsequent to the adoption of ASU 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting, the accounting for employee and non-employee stock options is now aligned.

(n)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential options and warrants outstanding during the period using the treasury stock method and convertible debenture using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2020, the Company had nil (2019 – 7,918,343) anti-dilutive shares outstanding.

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and items in other comprehensive income (loss) that are excluded from net income or loss. As at March 31, 2020 and 2019, other comprehensive income (loss) includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(p)	Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance eliminates the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. ASU No. 2016-02 was in effect for public companies in fiscal years beginning after December 15, 2018. The Company adopted the new guidance as of April 1, 2019.

The Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The Company had no operating leases that were adjusted upon transition as existing leases had duration of 12 months or less at the time of transition. The Company commenced a new operating lease on premises on April 1, 2019 and recognized a right-of-use asset of $1,526,801 and a lease liability of $1,486,605 as of April 1, 2019. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows. For additional disclosure and detail, see note 18 below.

(q)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. As a smaller reporting company, this ASU is effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its Consolidated Financial Statements.

3.	Short-term Investments and amounts in escrow

At March 31, 2020, the Company has a $53,106 (CAD $75,000) (March 31, 2019- $38,147 (CAD $50,000) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matured February 4, 2020.

At March 31, 2020, the Company’s solicitor is holding $664,994 (2019- $1,698,791) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at March 31, 2020 and March 31, 2019, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are calculated under a cost savings model. During March 2019, the Company and lessee agreed to a revised payment schedule based on a quarterly payment of $118,000 per quarter through fiscal 2022 in place of the cost saving model. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months.

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	March 31, 2020 $	March 31, 2019 $

Current portion, expected within twelve months	472,000	309,772
Amounts expected thereafter	369,634	784,914

Total	841,634	1,094,686

$

2021	472,000
2022	419,114
Interest deemed hereunder	(49,480)

Total	841,634

5.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2020 Net carrying value $	March 31, 2019 Net carrying value $

Building*	895,602	(25,811)	869,791	–
Furniture and equipment	320,356	(46,018)	274,338	2,077
Computer equipment*	15,728	(1,798)	13,930	–
Leasehold improvements	110,051	(36,911)	73,140	4,298
Testing equipment- Scrubber system	77,134	(6,428)	70,706	25,000

Total	1,418,871	(116,966)	1,301,905	31,375

*	Acquired as part of a business combination - see Note 7.

The company recorded $87,614 depreciation expense on property and equipment for the year ended March 31, 2020 (2019- $ 9,425).

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	March 31, 2020 Net carrying value $	March 31, 2019 Net carrying value $

Patents and technical information	35,852,556	(6,549,478)	(20,457,255)	8,845,823	9,746,255
Backlogs *	92,792	(11,599)	–	81,193	–
Customer lists *	225,229	(9,385)	–	215,844	–
Patents and certifications *	3,568,043	(148,668)	–	3,419,375	–
Software licensing *	13,673	(605)	–	13,068	–
Total	39,752,293	(6,719,735)	(20,457,255)	12,575,303	9,746,255

*	Acquired as part of a business combination - see Note 7

The company recorded $1,070,698 amortization expense on intangible assets for the year ended March 31, 2020 (2019- $ 875,813).

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all of the issued and outstanding shares of Engin, a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (not paid) and a final conditional payment of $2,860,002 (¥20,000,000) by June 30, 2020 (not paid). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $286,000 (¥2,000,000) payable by June 30, 2020 (not paid). The final payments under both agreements are conditional upon the successful testing of a project, which was to be concluded by June 30, 2020. As at the date of filing, the Company is in process of getting correspondence from the two selling parties regarding the status of the project testing.

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd (continued)

Total purchase consideration is estimated at $11,052,307, inclusive of the fair value of the conditional payments, which are considered probable. The 125,000 shares in the Company have been estimated to have a fair value of $368,750 or $2.95 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $2,063,358, other net working capital of Engin of $1,024,461, property and equipment of $911,330, and intangible assets of $3,897,747. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill valuation of $3,524,161. The goodwill paid as part of the acquisition is expected to be tax deductible. The measurement period will not exceed one year from the acquisition date.

Revenue and net income of Engin since the acquisition date included in the consolidated income statement was $450,418 and $92,883, respectively.

The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on April 1, 2018. The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Engin:

	For the Year Ended March 31
	2020	2019
Revenue	$131,880,151	$5,504,128
Net income	$10,449,199	$(17,666,637)

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

Contracts are unique to customers’ requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works

●	Certified design and engineering works

●	Acceptance of delivered equipment to customers

●	Acceptance of commissioned equipment

8.	Sales, Contract Assets and Contract Liabilities (continued)

For the year ended March 31, 2020, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	2020 $	2019 $

Specified service works	1,485,990	27,000
Certified design and engineering works	51,354,969	606,725
Acceptance of delivered equipment to customers	59,608,692	1,077,190
Acceptance of commissioned equipment	17,238,505	364,035
Concentrated solar power contracts	450,418	–

Total	130,138,574	2,074,950

Changes in the Company’s contract assets and liabilities for the year are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2018	–	–	–

Customer receipts and receivables	–	–	(20,925,437)
Sales recognized in earnings	–	2,074,950	2,074,950
Payments and accruals under contracts	14,172,975	–	–
Costs recognized in earnings	(1,935,150)	(1,935,150)	–

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(134,841,354)
Sales recognized in earnings	–	130,138,574	130,138,574
Payments and accruals under contracts*	90,932,669	–	–
Costs recognized in earnings	(78,566,155)	(78,566,155)	–

Balance, March 31, 2020	24,604,339		(23,553,267)

*	Payments and accruals under contracts include $12,305,384 presented as receivables which is subject to the fulfilment of future performance obligations.

9.	Convertible Debenture and Derivative Liability

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

9.	Convertible Debenture and Derivative Liability (continued)

The Company analyzed the conversion option under ASC 815, and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In 2017, the Company issued 470,000 shares of common stock for the conversion of $80,000 of this debenture. As at March 31, 2020, the carrying value of the debenture was $30,000 (2019- $30,000) and interest expense on the debenture for the year was recorded as $6,000 (2019- $6,000).

The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2020, the Company recorded a gain on the change in fair value of derivative liability of $257,102 (2019- loss of $356,081). As at March 31, 2020, the Company recorded a derivative liability of $174,484 (2019- $431,586).

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at March 31, 2020, assuming no expected dividends:

	As at March 31, 2020	As at March 31, 2019

Estimated common stock issuable upon conversion	178,343	165,843
Estimated exercise price per common share	0.40	0.40
Risk-free interest rate	0.11%	2.4%
Expected volatility	193.6%	62.0%
Expected life (in years)	0.25	0.25

A summary of the activity of the derivative liabilities is shown below:

$

Balance, March 31, 2018	75,505

Mark to market adjustment	356,081

Balance, March 31, 2019	431,586

Mark to market adjustment	(257,102)

Balance, March 31, 2020	174,484

10.	Accounts payable and accruals

	March 31, 2020 $	March 31, 2019 $

Accounts payable	9,610,748	2,135,769
Accrued liabilities	32,599,586	2,375,952
Payroll liabilities	65,951	–
Long term accrued liabilities	1,622,284	–

Balance, end of year	43,898,569	4,511,721

11.	Warranty costs

During the year ended March 31, 2020, the Company recorded a non-cash warranty provision of $1,630,541 (March 31, 2019 - $121,345) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available. During the year ended March 31, 2020, the Company used 2% to calculate warranty provision (2019- 5%) based on management’s best estimate.

	March 31, 2020 $	March 31, 2019 $

Balance, beginning of year	121,345	–
Provision for warranty	1,630,541	121,345
Expense incurred	(662,530)	–

Balance, end of year	1,089,356	121,345

In addition, the Company incurred warranty and related costs of $794,114 during the year ended March 31, 2019 that were a reduction to the lease receivable.

12.	Related Party Transactions

(a)

As at March 31, 2020, the Company owed $2,154 (March 31, 2019 – $36,800) to companies controlled by a director and officer of the Company. The amounts owing is unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2020, the Company owed $39,987 (March 31, 2019 – $80,205) to directors of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the year ended March 31, 2020, the Company incurred $2,003,938 (March 31, 2019 – $750,131) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(d)	During the year ended March 31, 2020, the Company incurred $323,622 (March 31, 2019 – $446,366) in consulting fees to directors, or companies controlled by directors, of the Company.

(e)	On July 2, 2019, the Company entered into a settlement arrangement with a company that is an affiliated shareholder and controlled by a director and officer. The Company was notified that the affiliated shareholder profited from the purchase and sale of the Company’s common stock within a six month period, in violation of Section 16(b) of the Securities Exchange Act of 1934. The affiliated shareholder disgorged the full amount of profit realized by paying the Company approximately $135,454, in exchange for the forbearance of legal action by the Company.

(f)

On November 10, 2019, the Company entered into a warrant settlement agreement with a significant shareholder. Per the terms of the agreement, the significant shareholder agreed to the settlement of 1,000,000 share purchase warrants, exercisable at $1.00 per share, due to expire on November 23, 2019, for cash consideration totalling $750,000.

13.	Common Stock

Common stock issued during the year ended March 31, 2020:

(a)	On December 17, 2019, the Company issued 25,000 common shares, at $2.94 per share, to a former officer of the Company in settlement of stock options and any compensation otherwise due. The shares had an aggregate value of $73,500, which was recorded as employee compensation in the period.

(b)	In February 2020, 125,000 common shares in the Company with an estimated fair value of $368,750 or $2.95 per share were issued as part of the acquisition of Engin (See note 7).

(c)	In February 2020,16,532 common shares of the Company were issued to employees in the Company’s sales division as compensation with a FV of $3.00 per share.

Common stock issued during the year ended March 31, 2019:

(a)	On April 28, 2018, the Company issued 206,675 shares of common stock relating to a non-brokered private placement at a price of $1.00 per share for proceeds of $206,675, which was recorded as common stock issuable as at March 31, 2018.

(b)	On May 28, 2018, the Company entered into securities purchase agreements (“SPA’s”) with seven investors. The SPA’s include subscription agreements for 1,957,333 shares of common stock at a price of $1.50 per share for proceeds of $2,936,000, and 1,957,333 share purchase warrants exercisable at a price of $2.50 per unit expiring on July 1, 2020. The SPA’s included conditional subscription agreements for the purchase of an additional 1,342,667 shares of common stock and 1,342,667 share purchase warrants exercisable at $2.50 per share expiring on July 1, 2020. Upon the Company meeting a specified sales target by December 31, 2018, the conditional subscriptions will be completed at $1.50 per unit on or before January 10, 2019. If the Company fails to achieve the specified sales target, then the investors have the option to complete the conditional subscription agreements for the purchase of an additional 1,853,998 shares of common stock and 1,853,998 share purchase warrants exercisable at $2.00 per share expiring on July 1, 2020 for $2.00 per unit on or before January 15, 2019. On January 10, 2019, the Company issued 1,342,667 shares of common stock at $1.50 per unit.

(c)	On June 12, 2018, the Company issued 287,500 shares of common stock with a fair value of $517,500 to three consultants, in lieu of a cash payment, for six months of consulting services.

(d)	On July 5, 2018, the Company issued 50,000 shares of common stock on the exercise of director stock options in exchange for $500.

(e)	On September 28, 2018, the Company issued 145,000 shares of common stock with a fair value of $275,000 to seven consultants, in lieu of a cash payment, for six months of consulting services.

(f)	On October 16, 2018, the Company issued 100,000 shares of common stock pursuant to the exercise of stock options at $0.001 per common share for proceeds of $1,000.

(g)	On November 5, 2018, the Company issued 500,000 shares of common stock pursuant to the exercise of stock warrants at $1.00 per share for proceeds of $500,000.

(h)	On December 1, 2018, the Company issued 76,923 shares of common stock to a consultant in settlement of $100,000 due under a commission arrangement.

(i)	On January 22, 2019, the Company issued 8,700 shares of common stock to an employee valued at $2.30 per share with a fair value of $20,010.

(j)	On February 15, 2019, the Company issued 61,226 shares of common stock with a fair value of $134,697 to six consultants, in lieu of a cash payment, for six months of consulting services.

14.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2018	1,500,000	1.00
Issued	3,300,000	2.50
Exercised	(500,000)	1.00

Balance, March 31, 2019	4,300,000	2.15

Cancelled	(1,000,000)	2.50

Balance, March 31, 2020	3,300,000	2.50

On November 10, 2019, the Company entered into an agreement with a warrant holder for the settlement of 1,000,000 share purchase warrants, with an exercise price of $1.00 per share and expiry of November 23, 2019. Under the terms of the settlement agreement, the Company paid $750,000 for the surrender and cancellation of these warrants.

As at March 31, 2020, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

3,300,000	2.50	July 1, 2020

3,300,000

See note 20 for subsequent information.

15.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2018	537,500	0.01	0.7	478,375

Granted	3,065,000	1.59
Exercised	(150,000)	0.01

Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	75,000	1.99
Forfeited	(150,000)	0.63

Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Additional information regarding stock options outstanding as at March 31, 2020 is as follows:

Outstanding and exercisable
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $

487,500	0.45	0.01
2,865,000	1.67	1.70
25,000	2.29	2.26

3,377,500

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends or forfeitures.

On May 24, 2019, the Company granted 50,000 stock options to an officer of the Company. The stock options were exercisable at a discount to market, estimated at an average of $1.86 per share, and anticipated to vest on August 26, 2020. The options had an estimated fair value of $3.62 per share. The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the year ended March 31, 2020, the fair value of $80,596 was recorded as stock-based compensation. On December 19, 2019, the stock options were forfeited to the Company.

On September 20, 2019, the Company agreed to an extension of 175,000 stock options issued to a director which were due to expire. The stock options have an exercise price of $0.01 per share and have been extended to September 28, 2020. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

The Company agreed to an extension of 312,500 stock options issued to the Company’s former President which were due to expire October 31, 2019. The stock options have an exercise price of $0.01 per share and have been extended to August 31, 2020. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

15.	Stock Options (continued)

The following weighted average assumptions were used in the determination of fair value using the Black-Scholes option pricing model:

	2020	2019

Risk-free interest rate	2.31%	2.70%
Expected life (in years)	2.75	2.8
Expected volatility	180%	205%

The fair value of stock options vested and recognized during the year ended March 31, 2020 was $91,711 (2019 - $4,993,692), which was recorded as additional paid-in capital and charged to operations. Options granted and unvested at year end due to varied performance conditions, were measured and determined to have an insignificant fair value.

16.	Stock-based compensation

The fair value of the Company’s share-based transactions are summarized as follows:

	2020 $	2019 $

Fair of stock options granted and vested	91,711	4,993,692
Fair value of shares issued to consultants	–	960,349
Fair value of shares issued to employees	123,096	20,000

	214,807	5,974,041

Shares issued to employees or consultants are recorded at their fair value. The fair value for share awards is determined by the quoted market price of the Company’s shares on the date approved for issuance by the Board.

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	March 31, 2020
	North America $	Europe $	Asia $	Total $

Property and equipment	154,208	263,976	883,721	1,301,905
Intangible Assets	8,845,823	–	3,729,480	12,575,303
Right of use assets	83,256	1,471,847	258,818	1,813,921

	9,083,287	1,735,823	4,872,019	15,691,129

Year Ended March 31, 2020	North America $	Asia $	Europe $	Total $

Revenues by customer region	10,266,338	5,904,418	113,967,818	130,138,574

17.	Segmented Information (continued)

	March 31, 2019
	North America $	Europe $	Total $

Property and equipment	31,375	–	31,375
Intangible assets	9,746,255	–	9,746,255

Revenues by customer region	–	2,074,950	2,074,950

For the year ended March 31, 2020, 71% (2019-98%) of the Company’s revenues were derived from the largest customer. 11% (2019- 0%) of the Company’s revenues were derived from the second largest customer.

18.	Commitments

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Lysaker, Norway and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	4.75	4.50%
Lysaker, Norway	October 1, 2019	September 30, 2024	5.00	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	2.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost – for the year ended March 31, 2020:
Operating lease expense *	$428,733

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

18.	Commitments (continued)

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Calendar Year	$

2020 (remainder of year)	411,253
2021	548,338
2022	536,153
2023	413,125
2024	102,690
2025	14,829
Total future minimum lease payments	2,026,388
Imputed interest	(172,328)

Operating lease obligations	1,854,060

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

19.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	2020 $	2019 $

United States	9,719,018	(16,618,418)
Foreign	662,402	(1,320,286)

Net income (loss) before taxes	10,381,420	(17,938,704)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	2020 $	2019 $

Net income (loss) before taxes	10,381,420	(17,938,704)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	2,180,098	(3,767,128)
Permanent differences and other	387,020	1,297,851
Foreign tax rate difference	(12,973)	33,873
Change in valuation allowance	(2,554,145)	2,435,404

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

19.	Income Taxes (continued)

At March 31, 2020, the Company is in arrears on filing a number of its statutory corporate income tax returns for certain entities, primarily, in the United States. The amounts presented above are based on estimates and what management believes are prudent filing positions, where information for fiscal years prior to 2013 has been challenging to obtain. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred income tax assets and liabilities at March 31, 2020 and 2019 are primarily comprised of the following:

	2020 $	2019 $

Net operating losses carried forward	2,387,441	5,909,091
Tax basis of intangibles in excess of book value	1,680,000	1,890,000
Lease receivable without tax basis	(176,743)	(229,884)
Warranty and accruals timing differences	1,117,865	–
Deferred tax asset	5,008,563	7,569,207
Valuation allowance	(5,008,563)	(7,569,207)

Net deferred tax asset	–	–

On December 22, 2017, the US federal tax legislation commonly known as the Tax Cut and Jobs Act (TCJA) was signed into law. The TCJA made major changes to the Internal Revenue Code, including reducing the US federal income corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under the TCJA, for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, the TCJA limits a US corporate taxpayer’s ability to utilize NOL carryforwards to 80% of the taxpayer’s taxable income (as modified by the CARES Act, as described below). In addition, NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, with no carryback. NOLs generated in tax years beginning before January 1, 2018 are not be subject to the taxable income limitation and generally has a 20 year carryforward. On March 27, 2020 the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act introduced various tax changes, including granting a five-year carry back period for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, temporary suspension of the 80% taxable income limitation on the use of NOLs arising in tax years beginning after December 31, 2017 but before January 1, 2021.

The Company estimates that is has accumulated net operating losses of approximately $8.7 million, which were incurred mainly in the U.S., some of which begin to expire in 2036. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

20.	Subsequent Event

On July 1, 2020, 3,300,000 share purchase warrants expired unexercised.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. On December 20, 2019 PGT acquired 100% of the equity of Shanghai Engin Digital Technology Co. Ltd. Please read Item 8 - Financial Statements: Note 7 – Acquisition of Engin. PGT management have excluded from its evaluation of the effectiveness of its internal control over financial reporting, as of March 31, 2020, Engin business’s internal control over financial reporting associated with net assets of $7,896,897 and total revenues of $450,418 included in PGT’s consolidated financial statements as of and for the year ended March 31, 2020

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	We did not have adequate accounting personnel throughout the year – The Company has hired a number of qualified financial reporting accountants in Q4 2020. However, it takes time to implement controls over segregation of duties and financial and accounting processes.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

When the Company has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will attempt to increase the number of members on our board of directors and nominate an audit committee including a financial expert in the next fiscal year, 2020-2021.

●	We will incorporate more controls including segregation of duties and undertake regular and thorough reviews of all accounting entries are in the process of determining how best to implement global controls in relation to these individuals to improve better segregation of duties.

Item 9B. Other Information

On August 31, 2013, Neil Carmichael consented to and was appointed as president, treasurer and secretary of our company. On August 23, 2019, Neil Carmichael resigned, and the Company entered into a Non-Executive Directorship Agreement with Neil Carmichael.

Effective October 1, 2013, Dr. Andrew Jolly was appointed as a director of our company. Andrew Jolly resigned on February 1, 2020 as Director and became a Senior Technical Adviser to our Company.

Effective July 20, 2016, Alexander Shead was appointed as a director of our company.

Effective May 8, 2017, Scott Poulter was appointed as an executive director of our company. On August 23, 2019, Scott Poulter was appointed Chairman, Chief Executive Officer, President, Secretary and Treasurer of our Company.

Effective January 24, 2019, Iain Lees was appointed an executive director of our company. On July 2, 2019, Iain Lees resigned from the Company.

On January 20, 2020, Richard Fraser-Smith was appointed the Company’s Chief Financial Officer.

On February 1, 2020, Dr. Andrew Jolly resigned as director of the Company

On February 1, 2020, Eric Prouty became an Independent Non-Executive Director of the Company.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Eric Prouty	Non-Executive Director	50	February 1, 2020
Alexander Shead	Director	59	July 20, 2015
Neil Carmichael	Non-Executive Director	67	December 18, 2012
Scott Poulter	Chairman, CEO, President, Secretary and Treasurer	52	May 8, 2017
Richard Fraser-Smith	Chief Financial Officer	56	January 20, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Poulter - Chairman, CEO, President, Secretary and Treasurer

Scott Poulter was appointed as Executive Director of Pacific Green Technologies Inc. on May 8, 2017. On August 23, 2019, Mr Poulter was appointed Chairman, Chief Executive Officer, President, Secretary and Treasurer of our Company. Mr Poulter was a former professional windsurfer in the United Kingdom, and subsequently became a sports marketing entrepreneur with various sport marketing businesses worldwide which controlled various commercial or licensing rights in Formula One auto racing from 1996 to 2003.

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

Neil Carmichael – Non-Executive Director

Dr. Neil Carmichael was appointed as a director of our company on December 18, 2012 and as our president, treasurer and secretary on August 31, 2013. On August 23, 2019, Dr. Carmichael resigned, and the Company entered into a Non-Executive Directorship Agreement with Neil Carmichael. Dr. Carmichael holds a Mathematics BSc from University of Edinburgh and a Mathematics PhD from University of Warwick. Dr. Carmichael has over 25 years’ energy sector management experience including international business development, strategy formulation and implementation and procurement accountabilities. From 1980-85 Dr. Carmichael worked in scientific and engineering consultancy, initially with Scicon (part of BP group) on non-linear optimization, then with Intercomp on mathematics for petroleum engineering and reservoir simulators. In 1985 he joined Shell in its reservoir engineering research unit. This was followed by positions in petroleum engineering, field development; followed by management roles in business development, personnel, information technology and procurement. This required working in a range of countries, from Peru to Bangladesh. In 2006 to 2010 he was chief executive officer of Shell Business Development Central Asia, based in Astana, Kazakhstan and responsible for Shell’s new business activities in Kazakhstan, Turkmenistan and Azerbaijan. Dr. Carmichael was also the Shell representative in Turkmenistan and Azerbaijan. Since 2010 he has been working on two upstream, exploration focused, startups, one in Ukraine and the other in Pakistan. Dr. Carmichael has most recently held the position of general manager and country representative in Central Asia with Shell Exploration and Production. Dr. Carmichael has a wide range of technical, country and management experiences; mostly focused on oil and gas, much of it applicable in other domains.

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

Mr. Shead was educated at Harrow School in England and the Sorbonne University in Paris.

Eric Prouty - Non-Executive Director

On February 1, 2020, Eric Prouty became an Independent Non-Executive Director of the Company. Mr. Prouty is s an experienced Equity Research Analyst and Investor Relations consultant. His research work has primarily focused on environmental sustainability.

In November 2013, Mr Prouty was a founding partner of AdvisIRy, an investor relations firm based in New York. He also sits on the board of Hudson Technologies Inc. (NASDAQ: HDSN), a NASDAQ listed company, where he is a member of the Audit, Compensation, Nominating and Executive committees.

Prior to the appointments above, Mr Prouty was a Senior Research Analyst at Canaccord Genuity (2006-2011), Director of Equity Research at Adams Harkness (2001-2007), Senior Equity Research Analyst at Robertson Stephens (2000-2001), an Equity Research Analyst at First Albany (1996-2000) and an Equity Research Associate at State Street (1992-1996).

Mr. Prouty graduated with a B.A. in Economics from Dickinson College.

Richard Fraser-Smith—Chief Financial Officer

Richard Fraser-Smith, Chartered Accountant, is a finance professional. He was previously Chief Financial Officer of Global Marine Systems Limited (“Global Marine”), a provider of engineering solutions and sub-sea fibre optic and power cable installation, maintenance and related services to the worldwide telecoms, offshore wind and oil and gas markets.

Mr. Fraser-Smith qualified as a Chartered Accountant with PricewaterhouseCoopers in 1991, where he worked on audits in a wide range of businesses. He later worked for Conoco Inc., ING Barings, PepsiCo, Halcrow Group Limited, CH2M Hill before joining Global Marine in 2015.

Within the finance function, Mr. Fraser-Smith has used his experience to transform reporting timeframes for management accounts as well as treasury and cash management procedures, along with M&A support. In addition to his financial expertise, he has been integrally involved in business planning and strategy, has developed full board reporting/KPI (key performance indicator) packages in support of this, and reviewed business processes, supply chains and logistics, reducing lead times, freeing up working capital and significantly reducing costs.

Mr. Fraser-Smith graduated in Chemical Engineering from Manchester University (UMIST) and is a Member of the Institute of Chartered Accountants in England and Wales.

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

We adopted a code of ethics that obligates our directors, officers, and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as previously described, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

Except as noted below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

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

Note: on or about May 1, 2019 an affiliated shareholder of the Company holding more than ten percent of our issued and outstanding securities, informed the Company that it has profited from the purchase and sale of our stock within a period of less than six months, in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Act”). Pursuant to a Settlement Agreement dated July 2, 2019, in exchange for the forbearance of legal action by the Company pursuant to Section 16(b), the shareholder has disgorged to our Company the full amount of the profit realized.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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
(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2020; and
(c)	individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2019, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Carmichael	2020	Nil	35,000		Nil	Nil	Nil	Nil	Nil	35,000
	2019	Nil	75,000		Nil	Nil	Nil	Nil	Nil	75,000

Andrew Jolly	2020	48,622	Nil		Nil	Nil	Nil	Nil	Nil	48,622
	2019	31,366	Nil		Nil	79,758	Nil	Nil	Nil	111,124

Alexander Shead	2020	240,000	Nil		Nil	Nil	Nil	Nil	Nil	240,000
	2019	240,000	100,000		Nil	717,821	Nil	Nil	Nil	1,057,821

Scott Poulter	2020	494,000	1,509,938	*	Nil	Nil	Nil	Nil	Nil	2,003,938
	2019	550,131	200,000		Nil	1,355,855	Nil	Nil	Nil	2,105,986

Iain Lees	2020	150,000	Nil		Nil	Nil	Nil	Nil	Nil	150,000
	2019	Nil	Nil		Nil	249,310	Nil	Nil	Nil	249,310

Eric Prouty	2020	8,500	Nil		Nil	Nil	Nil	Nil	Nil	8,500
	2019	Nil	Nil		Nil	Nil	Nil	Nil	Nil	Nil

Richard Oliver	2020	115,000	Nil		73,500	Nil	Nil	Nil	Nil	188,500
	2019	Nil	Nil		Nil	Nil	Nil	Nil	Nil	Nil

Richard Fraser-Smith	2020	37,500	Nil		11,115	Nil	Nil	Nil	Nil	48,615
	2019	Nil	Nil		Nil	Nil	Nil	Nil	Nil	Nil

*	Includes commission of $1,052,513.

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

On July 19, 2015, we granted 312,500 stock options to the President of our company. The stock options are exercisable at a price of $0.01 per share and expire on June 30, 2019. The options expiry date was extended to August 31, 2020.

On July 20, 2015, we granted 50,000 stock options to a director of our company. The stock options are exercisable at a price of $0.01 per share and were exercised in July 2018.

On September 26, 2017, the Company granted 175,000 stock options to a Company controlled by Alex Shead. The stock options are exercisable at $0.01 per share and expire September 25, 2019. The options expiry date was extended to September 28, 2020.

On November 30, 2018, the Company granted 2,865,000 stock options to Employees, Directors and Consultants to the Company. These options are exercisable at $1.70 per share and expire November 29, 2021.

On January 24, 2019, the Company granted 300,000 stock options to a director of our company. The first tranche of $100,000 stock options are exercisable at a price of $0.01 per share and vested immediately. The second tranche of 100,000 stock options are exercisable at a price of $0.01 and vest 36 months following the date of the employment agreement. The third tranche of 100,000 stock options are exercisable at the closing price of the Company’s common shares on January 24, 2019 and vest 36 months following the date of the employment agreement. The director resigned on July 2, 2019 and these options were forfeited.

On May 24, 2019, the Company issued 50,000 stock options to an officer of the Company. These options are exercisable at a 25% discount to the average of the 30 trading days prior to exercise. The first tranche of 25,000 stock options vest after 18 months with the Company and the second tranche vest 18 months following the anniversary date of the employment agreement. The officer resigned on December 19, 2019 and these options were forfeited.

On January 15, 2020, the Company issued 25,000 stock options to the Chief Financial Officer. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2020. The options are exercisable on July 15, 2021 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On February 1, 2020, the Company committed to grant 60,000 stock options to a new independent director of the Company. The first 10,000 options to purchase a common share at $0.01 per share, vest after six months of service and expire twenty-four months after the vesting date. The second tranche of 25,000 options to purchase a common share at $2.50 per share, vest after twelve months of service and expire twenty-four months after the vesting date. The final tranche of 25,000 options to purchase common shares at $3.75 per share, vest after twenty-four months of service and expire twenty-four months after the vesting date. As of March 31, 2020, these options are not issued.

Outstanding Equity Awards at Fiscal Year End

None

Option Exercises

During our fiscal year ended March 31, 2019, 50,000 stock purchase options were exercised by Mr. Shead, a Director of the Company.

During our fiscal year ended March 31, 2020, no option was exercised.

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

On August 23, 2019, Neil Carmichael resigned as Chief Executive Officer, President, Secretary, and Treasurer, but continued to serve as a non-executive director on the Company’s board of directors. The Company entered into an agreement with Mr. Carmichael to provide non-executive director service for compensation of $3,000 per month.

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company. Pursuant to the agreement, our company is to compensate Dr. Jolly for serving as a director of our company at GBP2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On February 1, 2020, Andrew Jolly resigned as Director of our Company.

On July 20, 2015, we entered into an agreement with Alexander Shead to provide director services to the Company for compensation of $1,000 per month.

On January 24, 2019, we entered into an agreement with Iain Lees to provide director services to the Company for compensation of $20,833 per month. On July 2, 2019, Mr. Lees resigned as a director. Concurrent with the resignation, Mr. Lees and the Company agreed to compensation of $150,000 and 50,000 restricted shares of common stock in the Company for the extinguishment of 100,000 stock options granted and performance bonuses.

On February 1, 2020, we entered into an agreement with Eric Prouty to become an Independent Non-Executive Director of our Company for compensation of $3,000 per month. The Company will also compensate Mr. Prouty for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

Other than the above, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that one of our directors is an independent director (Eric Prouty), as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of July 14, 2020, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of July 14, 2020, there were 45,659,971 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Alexander Shead Suite #10212 8 The Green, Dover, DE 19901	3,925,749 Common Shares(2)	8.6%
Scott Poulter Suite #10212 8 The Green, Dover, DE 19901	5,912,736 Common Shares(3)	12.9%
Directors and Executive Officers as a Group	9,838,485 Common Shares	21.5%
Fresh Air Investments Canada Limited(3) Suite 409-221 West Esplanade North Vancouver BC Canada V7M 3J3	5,912,736 Common Shares	12.9%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Twynam Agricultural Group PTY L8 17-19 Bridge Street, Sydney, New South Wales 2000 Australia	6,850,000 Common Shares	15.0%
Intrawest Overseas Limited (2) P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	2,773,628 Common Shares	6.1%
Over 5% Shareholders	16,888,485 Common Shares	36.5%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 14, 2020. As of July 14, 2020, there were 45,659,971 shares of our company’s common stock issued and outstanding.

(2)	Includes 1,045,446 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 2,773,628 common shares held by Intrawest Overseas Limited. Securities held by Intrawest Overseas Limited are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities.

(3)	Includes 5,912,736 common shares held by Fresh Air Investments Canada Limited. Mr. Poulter does not exercise direct voting or dispositive control over these shares. However, the Hookipa Trust is a shareholder of Fresh Air Investments Canada Limited.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set forth below, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $577,928 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

During the years ended March 31, 2020 and 2019, respectively, we incurred $2,327,560 and $1,196,497 in consultancy fees paid to the officers, directors and companies controlled by them.

	Year Ended
	March 31,	March 31,
	2020	2019
	$	$
Fresh Air Holdings Pte, Ltd(1)	2,003,938	750,131
Alexander Consulting Group Pty Ltd, controlled by Alexander Shead	240,000	340,000
Equis Energy Limited, controlled by Andrew Jolly (Resigned)	48,622	31,366
Dr. Neil Carmichael	35,000	75,000
Total	2,327,560	1,196,497

As at March 31, 2020 and March 31, 2019, we had amounts due to/from related parties as follows:

	March 31, 2020		March 31, 2019
Due to (from) related parties	Due from related parties	Due to related parties	Due from related parties	Due to related parties
	$	$	$	$
Fresh Air Holdings Pte, Ltd(1)	Nil	2,154	Nil	36,800
Other directors	Nil	39,987	Nil	80,205
Total	Nil	42,141	Nil	117,005

(1)	Fresh Air Holdings Pte, Ltd (FAH) is a wholly owned subsidiary of the Hookipa Trust. FAH provides consulting services pursuant to a consulting agreement dated December 1, 2018. The sole director of FAH is Scott Poulter, a Director of the Company effective May 8, 2017.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with four directors, Dr. Neil Carmichael, Mr. Alex Shead, Mr. Scott Poulter, and Mr. Eric Prouty. Eric Prouty qualifies as “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have standing audit, compensation or nominating committees; our directors act in those capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. To the extent that our directors are not capable of effectively performing those tasks, our directors intend to seek appropriate professional guidance. The board of directors of our company does not believe that it is necessary, given our early stage of development, to have a standing compensation or nominating committees because we believe that the functions of such committees can be adequately performed by the board of directors. We will attempt to increase the number of members on our board of directors and nominate an audit committee including a financial expert in the next fiscal year, 2020-2021.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2020 and for fiscal year ended March 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2020 $	March 31, 2019 $
Audit Fees	$396,700	$85,000
Audit Related Fees	$-	-
Tax Fees	11,000	-
All Other Fees	$-	-
Total	$407,700	85,000

Fees for the year ended March 31, 2020 and 2019 relate to KPMG LLP.

Fees charged for tax services relate to assistance in U.S. tax compliance and general Canadian tax advisory.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 14, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: July 14, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: July 14, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)