Form 10-K/A
period 2020-03-31
Pacific Green Technologies Inc.
filed 2020-07-27
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note:

Pacific Green Technologies Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K or the year ended March 21, 2020 (the “Annual Report”) (originally filed with the U.S. Securities and Exchange Commission (“the SEC”) on July 14, 2020 (the “Original Filing Date”)) to include the below Notice Regarding Late-Filing. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto

Notice Regarding Late-Filing of Annual Report on Form 10-K

On March 4, 2020, the SEC issued an Order under Section 36 (Release No. 34-88318) of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder.  On March 25, 2020, the March 4, 2020 order was modified and superseded by a new SEC order (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”).

Due to the outbreak and spread of COVID-19, the Company was unable to timely file this Annual Report.  Specifically, employees in the Company’s financial reporting and legal departments were working remotely and unable to travel, and were therefore unable to timely complete all financial reporting processes and maintain the same ordinary course interactions with the Company’s professional advisors.  The Company is therefore late-filing this Annual Report in reliance on the SEC Order.

ii

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 27, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: July 27, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 27, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: July 27, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)