Form 10-Q
period 2020-06-30
Pacific Green Technologies Inc.
filed 2020-08-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PGTI	OTC

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

45,759,971 common shares issued and outstanding as of August 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

June 30, 2020

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2020 $	March 31, 2020 $

ASSETS

Cash	18,866,855	21,386,934
Short-term investments and amounts in escrow (Note 3)	53,106	718,100
Accounts receivable and other amounts recoverable	15,929,717	16,161,811
Prepaid expenses and deposits	724,981	839,705
Parts inventory	90,398	-
Contract assets (Note 8)	18,961,455	24,604,339
Lease receivable, current portion (Note 4)	472,000	472,000
Due from related parties (Note 12)	42,739	-
Total Current Assets	55,141,251	64,182,889

Lease receivable (Note 4)	262,996	369,634
Long term receivable	3,885,855	2,027,855
Property and equipment (Note 5)	1,299,793	1,301,905
Intangible assets (Note 6)	12,185,670	12,575,303
Goodwill (Note 7)	3,524,162	3,524,162
Right of use asset (Note 16)	1,622,117	1,813,921
Security deposit	420,574	430,568

Total Assets	78,342,418	86,226,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 10)	35,915,513	42,276,285
Warranty provision (Note 11)	1,403,608	1,089,356
Contract liabilities (Note 8)	18,853,138	23,553,267
Convertible debenture (Note 9)	30,000	30,000
Current portion of operating lease obligation (Note 16)	480,672	548,338
Due to related parties (Note 12)	40,380	42,141
Derivative liability (Note 9)	183,301	174,484
Total Current Liabilities	56,906,612	67,713,871

Long-term accounts payable and accrued liabilities (Note 10)	3,108,684	1,622,284
Long-term operating lease obligation (Note 16)	1,249,056	1,305,722

Total Liabilities	61,264,352	70,641,877

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	-	-

Common stock, 500,000,000 shares authorized, $0.001 par value 45,659,971 and 45,659,971 shares issued and outstanding, respectively	45,660	45,660

Additional paid-in capital	90,713,840	90,653,018

Accumulated other comprehensive income	151,220	207,017

Deficit	(73,832,654)	(75,321,335)

Total Stockholders’ Equity	17,078,066	15,584,360

Total Liabilities and Stockholders’ Equity	78,342,418	86,226,237

Nature of Operations (Note 1)
Commitment (Note 16)
Subsequent Event (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2020 $	Three Months Ended June 30, 2019 $

Sales (Note 8)	28,496,361	4,764,235
Cost of goods sold (Note 8)	(16,456,899)	(2,817,913)

Gross margin	12,039,462	1,946,322

Expenses

Advertising and promotion	228,375	545,052
Amortization of intangible assets (Note 6)	389,661	218,953
Consulting fees, technical support, and commissions	5,510,011	2,892,870
Depreciation (Note 5)	47,442	9,444
Foreign exchange loss (gain)	(162,952)	250,842
Operating lease expense (Note 16)	130,129	102,462
Office and miscellaneous	657,008	493,646
Professional fees	613,116	310,686
Salaries and wage expenses	2,202,387	917,536
Transfer agent and filing fees	69,315	108,238
Travel and accommodation	62,582	659,017
Warranty and related (Note 11)	863,881	128,704

Total expenses	10,610,955	6,637,450

Income (loss) before other income (expense)	1,428,507	(4,691,128)

Other income (expense)

Gain (loss) on change in fair value of derivative liability (Note 9)	(8,817)	(136,954)
Financing interest income	57,714	14,968
Interest income (expense)	11,277	(1,500)

Total other income (expense)	60,174	(123,486)

Net income (loss) for the period	1,488,681	(4,814,614)

Other comprehensive (loss) income

Foreign currency translation (loss) gain	(55,797)	79,215

Comprehensive income (loss) for the period	1,432,884	(4,735,399)

Net income (loss) per share, basic and diluted	0.03	(0.10)

Weighted average number of shares outstanding[1]	46,147,471	46,030,439

(1)	The period ended June 30, 2020, includes 487,500 (June 30, 2019 – 537, 500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock
	Shares #	Amount $	Common Stock Issuable $	Additional Paid-in Capital $	Accumulated Other Comprehensive Income $	Deficit $	Stockholders’ Equity $
Balance, March 31, 2019	45,493,439	45,493	-	90,684,174	270,245	(85,702,755)	5,297,157

Fair value of options granted	-	-	-	13,828	-	-	13,828
Foreign exchange translation gain	-	-	-	-	79,215	-	79,215
Net loss for the period	-	-	-	-	-	(4,814,614)	(4,814,614)

Balance June 30, 2019	45,493,439	45,493	-	90,698,002	349,460	(90,517,369)	575,586

	Common stock
	Shares #	Amount $	Common Stock Issuable $	Additional Paid-in Capital $	Accumulated Other Comprehensive Income $	Deficit $	Stockholders’ Equity $
Balance, March 31, 2020	45,659,971	45,660	-	90,653,018	207,017	(75,321,335)	15,584,360

Fair value of options granted (Note 14)	-	-	-	60,822	-	-	60,822
Foreign exchange translation gain	-	-	-	-	(55,797)	-	(55,797)
Net income for the period	-	-	-	-	-	1,488,681	1,488,681

Balance June 30, 2020	45,659,971	45,660	-	90,713,840	151,220	(73,832,654)	17,078,066

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2020 $	Three Months Ended June 30, 2019 $

Operating Activities

Net income (loss) for the year	1,488,681	(4,814,614)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	389,661	218,953
Lease expense – amortization of right of use assets and interest accretion	130,129	92,340
Depreciation (Note 5)	47,442	9,444
Lease finance charge	11,362	(14,788)
Loss (gain) on change in fair value of derivative liability (Note 9)	8,817	136,954
Unrealized loss(gain) on foreign exchange	96,652	-
Fair value of stock options granted (Note 14)	60,822	13,828

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	664,994	(837,383)
Accounts receivable	(1,530,630)	(1,597,298)
Prepaid expenses and deposits	34,320	(116,591)
Contract assets	5,642,884	(9,656,260)
Lease payments	(158,174)	(393,670)
Due from related parties	(42,739)	-
Accounts payable and accrued liabilities	(4,874,372)	2,252,157
Warranty provision	314,252	75,774
Contract liabilities	(4,700,129)	15,886,953
Due to related parties	(1,761)	(18,467)

Net Cash Provided by (Used in) Operating Activities	(2,417,789)	1,237,332

Investing Activities
Additions of property and equipment	(46,493)	(159,132)

Net Cash Provided by (Used in) Investing Activities	(46,493)	(159,132)

Effect of Foreign Exchange Rate Changes on Cash	(55,797)	79,228

Change in Cash	(2,520,079)	1,157,428

Cash, Beginning of Year	21,386,934	2,863,148

Cash, End of Year	18,866,855	4,020,576

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

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

The condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These unaudited interim condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars. The following accounting policies are consistently applied in the preparation of the consolidated financial statements. These consolidated financial statements include the accounts of the Company and the following entities:

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Recent Accounting Pronouncements

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

3.	Short-term Investments and amounts in escrow

At June 30, 2020, the Company has a $53,106 (CAD $75,000) (March 31, 2020 - $53,106) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 1.25% per annum and matures December 13, 2020.

At June 30, 2020, the Company’s solicitor is holding $Nil (March 31, 2020 - $664,994) relating to proceeds under customer contracts.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at June 30, 2020 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

Previously, the payments to the Company under the lease arrangement were calculated under a cost savings model. During March 2019, the Company and lessee agreed to a revised payment schedule based on a quarterly payment of $118,000 per quarter through fiscal 2022 in place of the cost saving model. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months.

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	June 30, 2020 $	March 31, 2020 $

Current portion, expected within twelve months	472,000	472,000
Amounts expected thereafter	262,996	369,634

Total	734,996	841,634

Future lease payments forecasted in annual periods are as follows:

$

2021	472,000
2022	301,114
Interest deemed hereunder	(38,118)

Total	734,996

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	June 30, 2020 Net carrying value $	March 31, 2020 Net carrying value $

Building*	934,328	(40,706)	893,622	869,791
Furniture and equipment	324,036	(64,112)	259,924	274,338
Computer equipment*	17,030	(3,312)	13,718	13,930
Leasehold improvements	110,051	(46,738)	63,313	73,140
Testing equipment- Scrubber system	79,919	(10,703)	69,216	70,706

Total	1,465,364	(165,571)	1,299,793	1,301,905

*	Acquired as part of a business combination - see Note 7.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	June 30, 2020 Net carrying value $	March 31, 2020 Net carrying value $

Patents and technical information	35,852,556	(6,768,844)	(20,457,255)	8,626,457	8,845,823
Backlogs *	92,792	(23,198)	–	69,594	81,193
Customer lists *	225,229	(18,769)	–	206,460	215,844
Patents and certifications *	3,568,043	(297,338)	–	3,270,705	3,419,375
Software licensing *	13,673	(1,219)	–	12,454	13,068
Total	39,752,293	(7,109,368)	(20,457,255)	12,185,670	12,575,303

*	Acquired as part of a business combination - see Note 7

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all of the issued and outstanding shares of Engin, a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (not paid) and a final conditional payment of $2,860,002 (¥20,000,000) by June 30, 2020 (not paid). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $286,000 (¥2,000,000) payable by June 30, 2020 (not paid). The final payments under both agreements are conditional upon the successful testing of a project, which was to be concluded by June 30, 2020. As at the date of filing, the Company is expected to make the payment of $2,145,002 (¥15,000,000) soon. The remaining payments have not been made as the Company is awaiting correspondence from the two selling parties regarding the status of the project testing.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

Total purchase consideration is estimated at $11,052,307, inclusive of the fair value of the conditional payments, which are considered probable. The 125,000 shares in the Company have been estimated to have a fair value of $368,750 or $2.95 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $2,063,358, other net working capital of Engin of $1,024,461, property and equipment of $911,330, and intangible assets of $3,897,747. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill allocation of $3,524,162. The goodwill paid as part of the acquisition is expected to be tax deductible. The measurement period will not exceed one year from the acquisition date.

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

Contracts are unique to customers’ requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works

●	Certified design and engineering works

●	Acceptance of delivered equipment to customers

●	Acceptance of commissioned equipment

For the three months ended June 30, 2020 and 2019, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	Three Months Ended June 30, 2020 $	Three Months Ended June 30, 2019 $

Specified service works	27,563	–
Certified design and engineering works	4,487,754	1,672,927
Acceptance of delivered equipment to customers	14,067,774	2,788,212
Acceptance of commissioned equipment	9,776,411	303,096
Concentrated solar power contracts	136,859	–

Total	28,496,361	4,764,235

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(134,841,354)
Sales recognized in earnings	–	130,138,574	130,138,574
Payments under contracts	90,932,669	–	–
Costs recognized in earnings	(78,566,155)	(78,556,155)	–

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	–	–	(23,796,232)
Sales recognized in earnings	–	28,496,361	28,496,361
Payments and accruals under contracts*	10,814,015	–	–
Costs recognized in earnings	(16,456,899)	(16,456,899)	–

Balance, June 30, 2020	18,961,455		(18,853,138)

*	Payments and accruals under contracts include $6,510,283 presented as receivables which is subject to the fulfilment of future performance obligations.

9.	Convertible Debenture and Derivative Liability

As at June 30, 2020, the carrying value of the debenture was $30,000 (March 31, 2020 - $30,000) and interest expense on the debenture for the three months ended was recorded as $1,500 (June 30, 2019 - $1,500).

The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended June 30, 2020, the Company recorded a loss on the change in fair value of derivative liability of $8,817 (June 30, 2019- loss of $136,954). As at June 30, 2020, the Company recorded a derivative liability of $183,301 (March 31, 2020 - $174,484).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at June 30, 2020, assuming no expected dividends:

	As at June 30, 2020	As at March 31, 2020

Estimated common stock issuable upon conversion	182,093	178,343
Estimated exercise price per common share	$0.40	$0.40
Risk-free interest rate	0.16%	0.11%
Expected volatility	132%	193.6%
Expected life (in years)	0.25	0.25

A summary of the changes in derivative liabilities for the three months is shown below:

	June 30, 2020 $	June 30, 2019 $

Balance, beginning of period	174,484	431,586
Mark to market adjustment	8,817	136,954

Balance, end of period	183,301	568,540

10.	Accounts payable and accruals

	June 30, 2020 $	March 31, 2020 $

Accounts payable	10,697,932	9,610,748
Accrued liabilities	25,084,269	32,599,586
Payroll liabilities	133,312	65,951
Long term accrued liabilities	3,108,684	1,622,284

Balance, end of period	39,024,197	43,898,569

11.	Warranty provision

During the three months ended June 30, 2020, the Company recorded a non-cash warranty provision of $863,881 (June 30, 2019 - $75,774) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty provision is shown below:

	June 30, 2020 $	March 31, 2020 $

Balance, beginning of period	1,089,356	121,345
Provision for warranty	863,881	1,630,541
Expenses incurred	(549,629)	(662,530)

Balance, end of period	1,403,608	1,089,356

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

12.	Related Party Transactions

(a)	As at June 30, 2020, the Company was owed $42,346 from (March 31, 2020 – owed to $2,154) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at June 30, 2020, the Company owed $39,987 (March 31, 2020 – $39,987) to a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the three months ended June 30, 2020, the Company incurred $284,012 (June 30, 2019 – $275,075) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(d)	During the three months ended June 30, 20, the Company incurred $60,000 (June 30, 2019 – $60,000) in consulting fees to a director, or companies controlled by a director of the Company.

(e)	During the three months ended June 30, 2020, the Company incurred $12,750 (June 30, 2019 – $nil) in consulting fees to a director of the Company.

13.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2019	4,300,000	2.15

Cancelled	(1,000,000)	2.50

Balance, March 31, 2020 and June 30, 2020	3,300,000	2.50

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

As at June 30, 2020, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

3,300,000	2.50	July 1, 2020

3,300,000

See note 18 for subsequent information.

14.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	75,000	1.99
Forfeited	(150,000)	0.63
Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Balance, June 30, 2020	3,377,500	1.46	1.25	–

Additional information regarding stock options outstanding as at June 30, 2020 is as follows:

Exercisable
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $

487,500	0.19	0.01
2,865,000	1.42	1.70
25,000	2.04	2.26

3,377,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three months ended June 30, 2020, the fair value of $60,822 (June 30, 2019 - $13,828) was recorded as stock-based compensation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

The Company’s stock options (excluding 487,500 which are included in the calculation of basic EPS) and share purchase warrants are anti-dilutive and have been excluded from calculation of dilutive EPS.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

Three months ended June 30, 2020

Risk-free interest rate	2.13%
Expected life (in years)	3.0
Expected volatility	169%

15.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	June 30, 2020
	North America $	Europe $	Asia $	Total $

Property and equipment	147,870	244,583	907,340	1,299,793
Intangible Assets	8,626,457	–	3,559,213	12,185,670
Right of use assets	77,434	1,296,320	248,363	1,622,117

	8,851,761	1,540,903	4,714,916	15,107,580

	Asia $	Europe $	Total $
Revenues by customer region	136,859	28,359,502	28,496,361

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

	June 30, 2019
	North America $	Europe $	Total $

Property and equipment	48,026	133,037	181,063
Right of use assets	–	1,642,102	1,642,102
Intangible assets	9,527,302	–	9,527,302

	9,575,328	1,775,139	11,350,467

	Asia $	Europe $	Total $
Revenues by customer region	824,000	3,940,235	4,764,235

For the three months ended June 30, 2020, 85% (June 30, 2019 – 82%) of the Company’s revenues were derived from two customers that are under the same common ownership and control.

16.	Commitment

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Lysaker, Norway and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	4.75	4.50%
Lysaker, Norway	October 1, 2019	September 30, 2024	5.00	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	2.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

Lease cost for the three months are summarized as follows:

	June 30, 2020 $	June 30 2019 $
Operating lease expense *	130,129	102,462

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Calendar Year	$

2020 (remainder of year)	275,812
2021	551,623
2022	538,983
2023	415,717
2024	106,182
2025	14,862
Total future minimum lease payments	1,903,179
Imputed interest	(173,451)

Operating lease obligations	1,729,728

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

17.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. Net income (loss) before taxes for the three months ended June 30 by U.S. and foreign jurisdictions was as follows:

	June 30, 2020 $	June 30, 2019 $

United States	1,613,603	(2,775,325)
Foreign	(124,922)	(2,039,289)

Net income (loss) before taxes	1,488,681	(4,814,614)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	June 30, 2020 $	June 30 2019 $

Net income (loss) before taxes	1,488,681	(4,814,614)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	312,623	(1,011,069)
Permanent differences and other	156,741	235,000
Foreign tax rate difference	(13,884)	–
Change in valuation allowance	(455,480)	776,069

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

At June 30, 2020, the Company is in arrears on filing a number of its statutory corporate income tax returns for certain entities, primarily, in the United States. The amounts presented above are based on estimates and what management believes are prudent filing positions, where information for fiscal years prior to 2013 has been challenging to obtain. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

On December 22, 2017, the US federal tax legislation commonly known as the Tax Cut and Jobs Act (TCJA) was signed into law. The TCJA made major changes to the Internal Revenue Code, including reducing the US federal income corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under the TCJA, for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, the TCJA limits a US corporate taxpayer’s ability to utilize NOL carryforwards to 80% of the taxpayer’s taxable income (as modified by the CARES Act, as described below). In addition, NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, with no carryback. NOLs generated in tax years beginning before January 1, 2018 are not be subject to the taxable income limitation and generally has a 20-year carryforward. On March 27, 2020 the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act introduced various tax changes, including granting a five-year carry back period for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, temporary suspension of the 80% taxable income limitation on the use of NOLs arising in tax years beginning after December 31, 2017 but before January 1, 2021.

The Company estimates that is has accumulated estimated net operating losses of approximately $7.1 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has $1.8 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

18.	Subsequent Event

On July 1, 2020, 3,300,000 share purchase warrants expired unexercised.

On July 17, 2020, 50,000 common shares of the Company were issued to a former office and director as part of a settlement agreement.

On August 6, 2020, the Company received notice for the conversion of $20,000 of principle due under a convertible promissory note. Accordingly, the Company has issued 50,000 common shares in settlement at the conversion rate of $0.40 per share (see note 9).

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

The Company has been proactively seeking the acquisition and development of other technologies designed to improve the environment. On December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd., a solar design, development and engineering company and its subsidiary. Engin is a design and engineering business focused primarily on Concentrated Solar Power (“CSP”), desalination and waste to energy technologies. Engin has a number of reference plants in China. The purpose of the acquisition is to build a portfolio of technologies designed to improve the environment.

ENVI-MarineTM

Our marine division has been driving the Company’s rapid growth, with recruiting at all levels and departments to deliver its significant order book to clients and continues to work closely and strengthen ties with its partner PowerChina SPEM.

Since entering the marine sector, the Company has delivered 86 ENVI-MarineTM Systems to its customers, with another 56 ENVI-MarineTM Systems contracted to be delivered in 2020 and 2021.

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

Significant Events for the Period

On June 12, 2020, the Company announced that travel restrictions resulting from the pandemic have impeded the Company’s ability to enter and exit shipyards. The Company has postponed 32 ENVI-MarineTM System installations to 2021 to accommodate client and supplier needs but has received no ENVI-MarineTM System cancellations as a result of the pandemic.

On June 12, 2020, the Company announced the successful registration in China of its joint venture company with partner PowerChina SPEM. The joint venture, along with the ongoing integration of Shanghai Engin Digital Technology Co. Ltd., which was acquired by PGTK in December 2019, has positioned the Company to take advantage of the rapidly growing renewables market around the world in concentrated solar power (CSP), desalination and waste-to-energy (WtE).

On June 12, 2020, the Company announced that it has made significant progress in developing its business relationships in India. By 2022, an additional 175 GW of electrical capacity in India is forecasted to require Flue Gas Desulphurization (FGD) (source: Centre for Science and Environment, India), which PGTK’s efficient ENVI-CleanTM Systems are well suited to deliver.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2020 and 2019.

Revenue for the three months ended June 30, 2020 was $28,496,361 versus $4,764,235 for the three months ended June 30, 2019. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months, the Company recognized revenue for 41 (June 30, 2019 - 4) marine scrubber units and these marine scrubber units were in various stages of engineering, delivery, and commissioning.

During the three months, the Company realized a gross margin of 42% (June 30, 2019 - 41%). Management anticipates realizing margins between 20% and 40% in future periods.

Our financial results for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	June 30,
	2020	2019
Revenues	$28,496,361	$4,764,235
Cost of goods sold	$(16,456,899)	$(2,817,913)
Gross profit	$12,039,462	$1,946,322

Operating expenses
Advertising and promotion	$228,375	$545,052
Amortization of intangible assets	$389,661	$218,953
Consulting fees, technical support, and commissions	$5,510,011	$2,892,870
Depreciation	$47,442	$9,444
Foreign exchange loss (gain)	$(162,952)	$250,842
Lease expense	$130,129	$102,462
Office and miscellaneous expense	$657,008	$493,646
Professional fees	$613,116	$310,686
Salaries and wages	$2,202,387	$917,536
Transfer agent and filing fees	$69,315	$108,238
Travel and accommodation	$62,582	$659,017
Warranty costs	$863,881	$128,704
Total operating expenses	$10,610,955	$6,637,450

Other income (expense)
Interest income (expense)	$11,277	$(1,500)
Financing interest income	$57,714	$14,968
Gain (loss) on change in fair value of derivative liability	$(8,817)	$(136,954)
Provision for doubtful loan	$-	$-
Other expense	$-	$-
Net income (loss)	$1,488,681	$(4,814,614)

Expenses for the three months ended June 30, 2020 were $10,610,955 as compared to $6,637,450 for the three months ended June 30, 2019 as the Company grew its management and operations team. Consulting fees, technical support, and commissions increased significantly and were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. There were significant increases to salary expense and office-based costs due to increased number of employees and offices. Depreciation and amortization expenses increased due to property, equipment, and intangible assets recorded from Engin acquisition in December 2019. Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three months period, the Company recorded a warranty provision of $863,881 (June 30, 2019 - $128,704) related to the estimated expectation of warranty costs.

For the three months ended June 30, 2020, our company had a net income of $1,488,681 ($0.03 per share) compared to a net loss of $4,814,614 ($0.10 per share) for the three months period ended June 30, 2019. In addition to the operating expenses noted above, for the three months ended June 30, 2020, our company had interest income of $11,277 (June 30, 2019 - interest expense of $1,500), loss on change in fair value of derivative liabilities of $8,817 (June 30, 2019 - $136,954), and financing interest income of $57,714 (June 30, 2019 - $14,968).

Liquidity and Capital Resources

Working Capital

	June 30, 2020	March 31, 2020
Current Assets	$55,141,251	$64,182,889
Current Liabilities	$56,906,612	$67,713,871
Working Capital (Deficit)	$(1,765,361)	$(3,530,982)

Cash Flows

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2020
Net Cash Provided by (Used in) Operating Activities	$(2,417,789)	$1,237,332
Net Cash Used in Investing Activities	$(46,493)	$(159,132)
Net Cash Provided by (Used in) Financing Activities	$-	$-
Effect of Exchange Rate Changes on Cash	$(55,797)	$79,228
Net Change in Cash	$(2,520,079)	$1,157,428

As of June 30, 2019, we had $18,666,855 in cash, $55,141,251 in total current assets, $56,906,612 in total current liabilities and a working capital deficit of $1,765,361, compared to a working capital deficit of $3,530,982 at March 31, 2020. The Company’s working capital improved as profitable operations provide working capital to the Company. The Company’s contract assets, contract liabilities, and accruals change significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the three months ended June 30, 2020, we used $2,417,789 in operating activities, whereas we received $1,237,332 from operating activities for the three months period ended June 30, 2019. The negative operating cash flow for the three months ended June 30, 2020 was mainly resulted from changes in account payable and accruals, contract assets, and contract liabilities.

During the three months ended June 30, 2020, we used $46,493 in investing activities, whereas we used $159,132 in investing activities during the three months ended June 30, 2019. Our investing activities for the three months ended June 30, 2020 were primarily related to additions of property and equipment.

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

We currently have office locations in the United States, Canada, United Kingdom, China, and Hong Kong. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees have increased and relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of June 30, 2020, we had $18,866,855 cash on hand. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended June 30, 2020 have been prepared on a going concern basis.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of June 30, 2020, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	–	183,301	–

Total	–	183,301	–

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of June 30, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. On December 20, 2019 PGT acquired 100% of the equity of Shanghai Engin Digital Technology Co. Ltd. Please read Item 1 - Financial Statements: Note 7 – Acquisition of Engin. PGT management have excluded from its evaluation of the effectiveness of its internal control over financial reporting, as of June 30, 2020, Engin business’s internal control over financial reporting associated with net assets of $7,072,740 and total revenues of $136,859 included in PGT’s consolidated financial statements as of and for the quarter ended June 30, 2020

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

MARKET RISKS

Competition within the environment sustainability industry may prevent us from remaining profitable.

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

In March 2020, Saudi Arabia triggered an oil price war in response to Russia’s refusal to reduce oil production in order to keep prices for oil at a moderate level. This economic conflict resulted in a sharp drop of the oil price over the spring of 2020, including low-sulphur fuel oil. The corresponding reduction in the price of low-sulphur fuel oil could negatively affect the demand for our marine scrubbers. Fuels with higher sulphur content have been cheaper than low-sulphur fuel historically. Our marine scrubbers allow our customers to use fuels with higher sulphur content. A decrease in the demand for marine scrubbers, which allow the use of heavy fuel oil under IMO 2020, could reduce our sales of marine scrubbers.

Our business is impacted by customer concentration.

Two customers that are under the same common ownership and control accounted for an aggregate 71% and 0%, respectively, of our revenues for the years ended March 31, 2020 and 2019. The rapid rise in importance of these customers has been of great benefit to the business, but the potential loss of these customers could have a material adverse effect on our financial position and results of operations.

We face risks associated with our plans to market our Technologies and operate internationally.

We have begun to market our Technologies internationally and bid for projects in many different jurisdictions. We have limited experience operating internationally, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign partners, and our ability to manufacture and install our Technologies that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries, and could be adversely affected due to  fluctuations in currency exchange rates, political and economic instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, unfavorable political and diplomatic developments, changes in legislation or regulations and other additional developments or restrictive  actions over which we will have no control.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Net sales from outside the United States comprised 92% and 100% of our net sales for the years ended March 31, 2020 and March 31, 2019, respectively. Further, certain of our third-party suppliers and manufacturers are located in China and European countries. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

●	burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the European Union;

●	political and economic instability;

●	natural disasters;

●	trade restrictions;

●	the imposition of government controls;

●	an inability to use or to obtain adequate intellectual property protection for our key brands and products;

●	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

●	the lack of well-established or reliable legal systems in certain areas or a legal system subject to undue influence or corruption;

●	a business culture in which illegal sales practices may be prevalent;

●	logistics and sourcing;

●	the presence of high inflation in the economies of international markets;

●	military conflicts; and

●	acts of terrorism.

The occurrence of any of these risks could negatively affect our international business and consequently our overall business, financial condition and results of operations.

FINANCIAL AND LIQUIDITY RISKS

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

Risk of increase volatility of financial markets resultant from global COVID-19 pandemic

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

OPERATIONAL RISKS

We have a limited operating history with significant losses.

We have yet to establish any history of profitable operations. We incurred a cumulative deficit of $73,832,654 for the period from April 5, 2011 (inception) to June 30, 2020. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. We generated our first net income during the year ended March 31, 2020 of $10,381,420 and a further $1,488,681 for the quarter ended June 30, 2020. We expect that future revenues and profitability will be sufficient to sustain our operations for the foreseeable future. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so.

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

We will continue to be dependent on certain third-party - PowerChinaSPEM relationship risk

PowerChinaSPEM is based in Shanghai, China and provides design, procurement, project management, manufacturing, installation, and other services to us in the marine scrubber business which constitutes the majority of our sales. The business would be adversely affected should the relationship terminate, or be made difficult through the imposition of political, financial, fiscal, regulatory or similar restrictions between China and the U.S. PowerChinaSPEM is reliant on sourcing raw materials and supplies from both within and outside China, and these supplies could also be disrupted by further severe health pandemics, such as the recent Covid-19 outbreak, severe weather, the occurrence of threat of wars of other conflicts, and other similar events.

Our management has significant control over our affairs.

Currently, our officers and directors collectively beneficially own approximately 21.5% of our outstanding common stock. Accordingly, our officers and directors are in a position to significantly affect major corporate transactions and the election of our directors. There is no provision for cumulative voting for our directors.

Our information technology systems, processes, and sites may suffer interruptions, failures, or attacks which could affect our ability to conduct business.

Our information technology systems provide critical data connectivity, information, and services for internal and external users. These include, among other things, processing transactions, summarizing, and reporting results of operations, complying with regulatory, legal or tax requirements, storing project information and other processes necessary to manage the business. Our systems and technologies, or those of third parties on which we rely, could fail, or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. Cybersecurity threats are evolving and include, but are not limited to, malicious software, cyber espionage, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, and subcontractors, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.

We are subject to legal proceedings and legal compliance risks that could harm our business.

From time to time, we may be subject to contract disputes or litigation. In connection with any disputes or litigation in which we are involved, we may incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any ruling in connection therewith. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2 to our consolidated financial statements included in this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of new accounting pronouncements or a change in other principles or interpretations could have a significant effect on our financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For example, our revenue recognition policy is complex, and we often must make estimates and assumptions that could prove to be inaccurate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and the cost of providing the contractual warranty to our customers. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of investors, resulting in a decline in our stock price.

If we fail to effectively mitigate the material weaknesses and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

●	We do not have an audit committee – while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our Company’s financial statements. Currently the board of directors acts in the capacity of the audit committee and does not include a member that is considered to be independent of management to provide the necessary oversight of management’s activities. It is the intention of management to increase the number of members on our board of directors and nominate an audit committee including a financial expert in the fiscal year ending March 31, 2021, though there is no certainty that this will be achieved.

●	We did not have adequate accounting personnel throughout the year ended March 31, 2020 – the Company has hired a number of qualified reporting accountants in Q4 2020. However, it takes time to implement controls over segregation of duties and financial and accounting processes. Furthermore, loss of these people or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

REGULATORY RISKS

Our business is subject to environmental and consumer protection legislation and any changes in such legislation could prevent us from remaining profitable.

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

The costs arising from compliance with environmental and consumer protection laws and regulations may increase operating costs for both us and our potential customers. Any regulatory changes that impose additional environmental restrictions or quality control requirements on us or on our potential customers could adversely affect us through increased operating costs and potential decreased demand for our services, which could prevent us from remaining profitable.

Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions.  A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carry-forwards to offset taxable income; changes in tax laws, regulations, accounting principles or interpretations thereof; or examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regard to positions taken on tax filings. A change in our effective tax rate due to any of these factors may adversely affect our future results from operations.

In addition, as our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in the U.S. and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

STRATEGIC AND TECHNOLOGY RISKS

There exist a number of strategic challenges, which we may not be able to overcome.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

●	our business model and strategy are still evolving and are continually being reviewed and revised;

●	we may not be able to raise the capital required to develop our initial client based and reputation; and

●	we may not be able to successfully develop our planned products and services.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

We may not be able to expand our business or manage our future growth effectively.

We may not be able to expand our business or manage future growth, which will require successful execution of:

●	expanding our existing customers and expanding to new markets;

●	ensuring manufacture, delivery and installation of our products;

●	implementing and improving additional and existing administrative, financial and operations systems, procedures and controls;

●	hiring additional employees;

●	expanding and upgrading our technological capabilities;

●	managing relationships with our customers and suppliers and strategic partnerships with other third parties;

●	maintaining adequate liquidity and financial resources; and

●	continuing to increase our revenues from operations.

Ensuring delivery of our products is subject to many market risks, including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors, including continued revenues from operations, working capital improvements, and compliance with our debt instruments.   We may not be able to achieve our growth strategy during the foreseeable future. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.

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

We may fail to successfully integrate any additional acquisitions made by us into our operations.

As part of our business strategy, we may look for opportunities to grow by acquiring other product lines, technologies or facilities that complement or expand our existing business. We may be unable to identify additional suitable acquisition candidates or negotiate acceptable terms. In addition, we may not be able to successfully integrate any assets, liabilities, customers, systems or management personnel we may acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. There can be no assurance that we will be able to successfully integrate any prior or future acquisition.

We are at risk that the Technologies will not perform to expectations.

As at the date of this report, the Technologies have been tested to satisfactory requirements but there is no guarantee that the Technologies will continue to perform satisfactorily in the future which would damage our prospects.

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

Our future success is currently dependent on our Technologies and:

●	our ability to quickly react to technological innovations;

●	the cost-effectiveness of our Technologies;

●	the performance and reliability of alternative energy products and services that we develop;

●	our ability to formalize marketing relationships or secure commitments for our Technologies, products and services;

●	realization of sufficient funding to support our marketing and business development plans.

We may be unable to develop widespread commercial markets for our Technologies. We may be unable to sustain profitability.

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

Delays in or not completing our product and Technology development goals may adversely affect our revenue and profitability.

If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including power output, useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future.

We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

We hold Technology patents registered in many countries and jurisdictions, but there is a risk that claims against us related to infringement of proprietary rights may be difficult and costly to defend. Should we be unsuccessful in our defences, this could have an adverse effect on our financial results and position.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

The restructuring of existing, or the raising of new, equity or debt securities may affect detrimentally our existing shareholders.

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

As of June 30, 2020, the Company’s cash reserves are approximately $18.9 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 14, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

