Form 10-Q
period 2020-09-30
Pacific Green Technologies Inc.
filed 2020-11-13
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PGTK	OTC

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

46,030,209 common shares issued and outstanding as of Nov 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the six months ended September 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

1

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

September 30, 2020

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	September 30, 2020 $	March 31, 2020 $
ASSETS

Cash	15,439,082	21,386,934
Short-term investments and amounts in escrow (Note 3)	279,131	718,100
Accounts receivable and other amounts recoverable	11,949,739	16,161,811
Prepaid expenses and deposits	579,348	839,705
Parts inventory	60,464	-
Contract assets (Note 8)	18,409,820	24,604,339
Lease receivable, current portion (Note 4)	472,000	472,000
Due from related parties (Note 12)	42,739	-
Total Current Assets	47,232,323	64,182,889

Lease receivable (Note 4)	154,918	369,634
Long term receivable	3,746,922	2,027,855
Property and equipment (Note 5)	1,298,322	1,301,905
Intangible assets (Note 6)	11,796,487	12,575,303
Goodwill (Note 7)	3,524,162	3,524,162
Right of use asset (Note 18)	1,302,395	1,813,921
Security deposit	439,362	430,568

Total Assets	69,494,891	86,226,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 10)	28,691,182	42,276,285
Warranty provision (Note 11)	1,569,919	1,089,356
Contract liabilities (Note 8)	15,879,562	23,553,267
Convertible debenture (Note 9)	10,000	30,000
Current portion of operating lease obligation (Note 18)	451,275	548,338
Due to related parties (Note 12)	40,380	42,141
Derivative liability (Note 9)	82,371	174,484
Total Current Liabilities	46,724,689	67,713,871

Long-term accounts payable and accrued liabilities (Note 10)	2,997,538	1,622,284
Long-term operating lease obligation (Note 18)	1,005,759	1,305,722

Total Liabilities	50,727,986	70,641,877

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	-	-

Common stock, 500,000,000 shares authorized, $0.001 par value 46,030,209 and 45,659,971 shares issued and outstanding, respectively (Note 13)	46,030	45,660

Additional paid-in capital	90,942,458	90,653,018

Accumulated other comprehensive income	291,062	207,017

Deficit	(72,512,645)	(75,321,335)

Total Stockholders’ Equity	18,766,905	15,584,360

Total Liabilities and Stockholders’ Equity	69,494,891	86,226,237

Nature of Operations (Note 1)
Commitment (Note 18)
Subsequent Event (Note 20)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2020 $	Three Months Ended September 30, 2019 $	Six Months Ended September 30, 2020 $	Six Months Ended September 30, 2019 $

Sales (Note 8)	8,974,063	62,738,544	37,470,425	67,502,779
Cost of goods sold	5,433,145	37,630,423	21,890,044	40,448,336
Gross profit	3,540,918	25,108,121	15,580,381	27,054,443

Expenses

Advertising and promotion	130,201	320,900	358,576	865,952
Amortization of intangible assets (Note 6)	389,675	219,781	779,336	438,734
Consulting fees, technical support, and commissions	2,834,170	6,487,001	8,344,181	9,379,871
Depreciation (Note 5)	49,208	13,937	96,650	23,381
Foreign exchange loss (gain)	207,488	170,632	44,536	421,474
Office and miscellaneous	278,914	556,509	935,922	1,050,155
Operating lease expense (Note 18)	118,038	103,329	248,167	205,791
Professional fees	279,519	371,771	892,635	682,457
Research and development	4,368	-	4,368	-
Salaries and wage expenses	1,119,887	1,434,060	3,322,274	2,351,596
Transfer agent and filing fees	71,450	21,700	140,765	129,938
Travel and accommodation	109,988	674,551	172,570	1,333,568
Warranty and related (Note 11)	383,414	1,226,087	1,247,295	1,354,791

Total expenses	5,976,320	11,600,258	16,587,275	18,237,708

(Loss) income before other income (expenses)	(2,435,402)	13,507,863	(1,006,894)	8,816,735

Other income (expenses)

Gain on de-consolidation of subsidiary (Note 17)	239,174	-	239,174	-
Gain (loss) on change in fair value of derivative liability (Note 9)	58,380	65,547	49,563	(71,407)
Gain on reduction of acquisition costs of subsidiary (Note 7)	3,240,250	-	3,240,250	-
Financing interest income	243,575	14,668	301,290	29,636
Interest expense	(33,741)	(2,005)	(22,465)	(3,505)
Provision for loan	4,754	-	4,754	-
Gain on termination of lease	3,019	-	3,019	-

Total other income (expense)	3,755,411	78,210	3,815,585	(45,276)

Net income for the period	1,320,009	13,586,073	2,808,691	8,771,459

Other comprehensive income

Foreign currency translation gain	139,842	384,328	84,044	463,543

Comprehensive income for the period	1,459,851	13,970,401	2,892,735	9,235,002

Net income per share, basic and diluted	0.03	0.30	0.06	0.19
Weight average number of common shares outstanding, basic (1)	46,102,259	46,030,439	46,037,720	46,030,439
Weight average number of dilutive shares outstanding, diluted	46,254,406	46,030,439	46,204,757	46,030,439

(1)	The period ended September 30, 2020, includes 312,500 stock options (September 30, 2019 – 537,000) as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Accumulated Other Comprehensive			Stockholders’
	Shares #	Amount $	Income $		Deficit $	Equity $
Balance, March 31, 2019	45,493,439	45,493	90,684,174	270,245	(85,702,755)	5,297,157

Fair value of options granted	-	-	13,828	-	-	13,828
Foreign exchange translation gain	-	-	-	79,215	-	79,215
Net loss for the period	-	-	-	-	(4,814,614)	(4,814,614)
Balance June 30, 2019	45,493,439	45,493	90,698,002	349,460	(90,517,369)	575,586

Fair value of options granted	-	-	36,347	-	-	36,347
Foreign exchange translation gain	-	-	-	384,328	-	384,328
Net income for the period	-	-	-	-	13,586,073	13,586,073
Balance September 30, 2019	45,493,439	45,493	90,734,349	733,788	(76,931,296)	14,582,334

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2020	45,659,971	45,660	90,653,018	207,017	(75,321,335)	15,584,360

Fair value of options granted (Note 14)	-	-	60,822	-	-	60,822
Foreign exchange translation gain	-	-	-	(55,797)	-	(55,797)
Net income for the period	-	-	-	-	1,488,681	1,488,681
Balance June 30, 2020	45,659,971	45,660	90,713,840	151,220	(73,832,654)	17,078,066

Shares issued for commissions	95,238	95	95,143	-	-	95,238
Shares for employment settlement	50,000	50	69,450	-	-	69,500
Shares issued on the exercise of stock options	175,000	175	1,575	-	-	1,750
Foreign exchange translation	-	-	-	139,842	-	139,842
Shares issued on debt conversion	50,000	50	62,450	-	-	62,500
Net income for the period	-	-	-	-	1,320,009	1,320,009
Balance September 30, 2020	46,030,209	46,030	90,942,458	291,062	(72,512,645)	18,766,905

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six months Ended September 30, 2020 $	Six months Ended September 30, 2019 $

Operating Activities

Net income (loss) for the period	2,808,691	8,771,459

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	779,336	438,734
Gain on reduction of acquisition costs of subsidiary	(3,240,250)	-
Gain on disposition of subsidiary	(239,174)	-
Lease expense	248,167	180,876
Depreciation (Note 5)	96,650	23,381
Lease finance charge	21,284	(29,636)
Loss (gain) on change in fair value of derivative liability (Note 9)	(49,563)	71,407
Unrealized loss(gain) on foreign exchange	89,195	-
Fair value of stock options granted (Note 15)	60,822	50,175
Share issued for services	164,688	-

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	438,969	2,585
Accounts receivable	2,686,438	(20,568,850)
Prepaid expenses and deposits	189,964	142,518
Contract assets	6,194,519	(20,676,583)
Lease payments	(268,898)	(367,582)
Due from related parties	(42,739)	-
Accounts payable and accrued liabilities	(8,680,297)	31,357,363
Warranty provision	480,563	1,238,653
Contract liabilities	(7,673,705)	9,299,470
Due to related parties	(1,761)	(93,724)

Net Cash Provided by (Used in) Operating Activities	(5,937,101)	9,840,246

Investing Activities
Additions of property and equipment	(85,683)	(262,151)

Net Cash Provided by (Used in) Investing Activities	(85,683)	(262,151)

Financing Activities
Proceeds from option exercise	1,750	-

Net Cash Provided by (Used in) Financing Activities	1,750	-

Effect of Foreign Exchange Rate Changes on Cash	73,182	537,198

Change in Cash	(5,947,852)	10,115,293

Cash, Beginning of Period	21,386,934	2,863,148

Cash, End of Period	15,439,082	12,978,441

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. In August 2002, the Company changed its name to ECash, Inc. On June 13, 2012, the Company changed its name to Pacific Green Technologies Inc. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies. On December 20, 2019, the Company acquired Shanghai Engin Digital Technology Co. Ltd., a company incorporated and registered in China (“Engin”). Engin is a solar design, development, and engineering company (Note 7). On June 19, 2020, Engin was changed to Pacific Green Technologies (Shanghai) Co. Ltd.

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

Pacific Green Marine Technologies Ltd.(“PGMTL”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies Asia Limited (“PGTA”)	Wholly-owned subsidiary
Pacific Green Technologies China Limited (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGMT Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies Group Inc (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Trading Ltd. (“PGTrad”)	Wholly-owned subsidiary of PGMG
Pacific Green Environmental Technologies Ltd (“PENV”)	Wholly-owned subsidiary
Pacific Green Marine Technologies (Norway) SA (“PGN”)	Wholly-owned subsidiary of PGMTL
Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd (“PGTS”))	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

During the six months ended September 30, 2020, the Company ceased operations of PGN (See Note 17). PGN has been deconsolidated as it has been run by the courts. All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

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

3.	Short-term Investments and amounts in escrow

At September 30, 2020, the Company has a $56,295 (CAD $75,000) (March 31, 2020 - $53,106) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 1.25% per annum and matures December 13, 2020.

At September 30, 2020, the Company’s solicitor is holding $222,836 (March 31, 2020 - $664,994) relating to proceeds under customer contracts.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at September 30, 2020 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable (continued)

	September 30, 2020 $	March 31, 2020 $

Current portion, expected within twelve months	472,000	472,000
Amounts expected thereafter	154,918	369,634

Total	626,918	841,634

Future lease payments forecasted in annual periods are as follows:

$

2021	472,000
2022	183,114
Interest deemed hereunder	(28,196)

Total	626,918

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	September 30, 2020 Net carrying value $	March 31, 2020 Net carrying value $

Building*	939,120	(37,084)	902,036	869,791
Furniture and equipment	302,897	(78,512)	224,385	274,338
Computer equipment*	17,423	(4,422)	13,001	13,930
Leasehold improvements	110,223	(49,507)	60,716	73,140
Testing equipment- Scrubber system	116,545	(18,361)	98,184	70,706

Total	1,486,208	(187,886)	1,298,322	1,301,905

*	Acquired as part of a business combination - see Note 7. The building is rented out to a third party for ¥18,500 per month from July 16, 2020 to August 15, 2022.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	September 30, 2020 Net carrying value $	March 31, 2020 Net carrying value $

Patents and technical information	35,852,556	(6,988,212)	(20,457,255)	8,407,089	8,845,823
Backlogs *	92,792	(34,797)	–	57,995	81,193
Customer lists *	225,229	(28,154)	–	197,075	215,844
Patents and certifications *	3,568,043	(446,005)	–	3,122,038	3,419,375
Software licensing *	13,673	(1,383)	–	12,290	13,068
Total	39,752,293	(7,498,551)	(20,457,255)	11,796,487	12,575,303

*	Acquired as part of a business combination - see Note 7

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all the issued and outstanding shares of Shanghai Engin Digital Technology Co. Ltd. (“Engin”) a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside the Company’s manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (partially paid) and a final conditional payment of $2,860,002 (¥20,000,000) by June 30, 2020 (not paid). The Company has made a partial payment of $1,072,961 (¥7,500,000) on the outstanding amount of $2,145,002 (¥15,000,000). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $286,000 (¥2,000,000) payable by June 30, 2020 (not paid). The required conditions for the final payment were not met by the selling party. As a result, the company derecognized the liability and recorded a gain of $3,240,250 (¥22,000,000). On June 19, 2020, Engin’s name was changed to Pacific Green Technologies (Shanghai) Co. Ltd.

Total purchase consideration is estimated at $11,052,307, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The 125,000 shares in the Company have been estimated to have a fair value of $368,750 or $2.95 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition.

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

September 30, 2020

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

For the three and six months ended September 30, 2020, and 2019, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	Three months Ended September 30, 2020 $	Three months Ended September 30, 2019 $

Specified service works	392,483	381,338
Certified design and engineering works	4,580,823	24,448,427
Acceptance of delivered equipment to customers	2,950,496	33,251,840
Acceptance of commissioned equipment	1,047,890	4,656,939
Concentrated solar power contracts	2,371	–

Total	8,974,063	62,738,544

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

8.	Sales, Contract Assets and Contract Liabilities (continued)

	Six months Ended September 30, 2020 $	Six months Ended September 30, 2019 $

Specified service works	420,046	381,338
Certified design and engineering works	9,068,577	26,121,354
Acceptance of delivered equipment to customers	17,018,270	36,040,052
Acceptance of commissioned equipment	10,824,301	4,960,035
Concentrated solar power contracts	139,231	–

Total	37,470,425	67,502,779

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(134,841,354)
Sales recognized in earnings	–	130,138,574	130,138,574
Payments under contracts	90,932,669	–	–
Costs recognized in earnings	(78,566,155)	(78,556,155)	–

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	–	–	(29,796,720)
Sales recognized in earnings	–	37,470,425	37,470,425
Payments and accruals under contracts*	15,695,525	–	–
Costs recognized in earnings	(21,890,044)	(21,890,044)	–

Balance, September 30, 2020	18,409,820		(15,879,562)

*	Payments and accruals under contracts include $5,801,688 presented as receivables which is subject to the fulfilment of future performance obligations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

9.	Convertible Debenture and Derivative Liability

As at September 30, 2020, the carrying value of the debenture was $10,000 (March 31, 2020 - $30,000) and interest expense on the debenture for the three and six months ended September 30, 2020 was recorded as $833 (September 30, 2019 - $1,500) and $2,333 (September 30, 2019 - $3,000). Under the terms of the debenture agreement, $20,000 of the debenture was converted to 50,000 common shares and a reduction of the derivative liability of $42,550 was recorded.

The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three and six months ended September 30, 2020, the Company recorded a gain on the change in fair value of derivative liability of $58,380 (September 30, 2019- gain of $65,547) and $49,563 (September 30, 2019 – loss of $71,407) respectively. As at September 30, 2020, the Company recorded a derivative liability of $82,371 (March 31, 2020 - $174,484).

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at September 30, 2020, assuming no expected dividends:

	As at September 30, 2020	As at March 31, 2020

Estimated common stock issuable upon conversion	134,178	178,343
Estimated exercise price per common share	$0.40	$0.40
Risk-free interest rate	0.1%	0.11%
Expected volatility	126%	193.6%
Expected life (in years)	0.25	0.25

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

9.	Convertible Debenture and Derivative Liability (continued)

A summary of the changes in derivative liabilities for the three and six month periods is shown below:

	Three Months Ended September 30, 2020 $	Three Months Ended September 30, 2019 $	Six Months Ended September 30, 2020 $	Six Months Ended September 30, 2019 $

Balance, beginning of period	(183,301)	(568,540)	(174,484)	(431,586)
Conversion	42,550	–	42,550	–
Mark to market adjustment	58,380	65,547	49,563	(71,407)

Balance, end of period	(82,371)	(502,993)	(82,371)	(502,993)

10.	Accounts payable and accruals

	September 30, 2020 $	March 31, 2020 $

Accounts payable	1,271,907	9,610,748
Accrued liabilities	27,361,277	32,599,586
Payroll liabilities	57,998	65,951
Short term accounts payable and accrued liabilities	28,691,182	42,276,285
Long term accounts payable and accrued liabilities	2,997,538	1,622,284

Balance, end of period	31,688,720	43,898,569

11.	Warranty provision

During the three and six months ended September 30, 2020, the Company recorded a non-cash warranty provision of $383,414 (September 30, 2019 - $1,162,879) and $1,247,295 (September 30, 2019 - $1,238,653) respectively as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty provision is shown below:

	September 30, 2020 $	March 31, 2020 $

Balance, beginning of period	1,089,356	121,345
Provision for warranty	1,247,295	1,630,541
Expenses incurred	(766,932)	(662,530)

Balance, end of period	1,569,919	1,089,356

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

12.	Related Party Transactions

(a)	As at September 30, 2020, the Company was owed $42,739 (March 31, 2020 – owed to $2,154) from companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at September 30, 2020, the Company owed $40,380 (March 31, 2020 – $39,987) to a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the three and six months ended September 30, 2020, the Company incurred $483,719 (September 30, 2019 – $483,364) and $767,131 (September 30, 2019 – $758,439) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(d)	During the three and six months ended September 30, 2020, the Company incurred $60,000 (September 30, 2019 – $60,000) and $120,000 (September 30, 2019 – $120,000) in consulting fees to a director, or companies controlled by a director of the Company.

(e)

During the three and six months ended September 30, 2020, the Company incurred $11,500 (September 30, 2019 – $5,552) and $23,000 (September 30, 2019 – $9,537) in consulting fees to a director of the Company.

(f)	During the three and six months ended September 30, 2020, the Company incurred $nil (September 30, 2019 – $ nil) and $ nil (September 30, 2019 - $35,000) in consulting fees to a director of the Company.

13.	Capital Stock

(a)	On July 17, 2020, the Company issued 50,000 shares of common stock at the market price of $1.39 per share to a former officer of the Company as per the terms of an employment settlement agreement.

(b)	On August 6, 2020, the Company issued 50,000 shares of common stock with a fair value of $62,500 pursuant to a conversion of $20,000 in principal and $42,550 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.25 per share. This transaction resulted in a gain on extinguishment of debt of $50.

(c)	On August 31, 2020, 175,000 stock options were exercised by a director of the Company at the exercise price of $0.01 per share. The Company issued 175,000 shares of common stock from the treasury.

(d)	On September 28, 2020, the Company issued 95,238 shares of common stock from the treasury at the market price of $1.00 per share under the terms of a sales commission agreement.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

14.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2019	4,300,000	2.15

Cancelled	(1,000,000)	2.50

Balance, March 31, 2020	3,300,000	2.50

Cancelled	(3,300,000)	2.50

Balance September 30, 2020	–	–

15.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	75,000	1.99
Forfeited	(150,000)	0.63
Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Exercised	(175,000)	0.01

Balance, September 30, 2020	3,202,500	1.54	1.13	–

Additional information regarding stock options outstanding at September 30, 2020 is as follows:

Exercisable
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $
312,500	0.92	0.01
2,865,000	1.14	1.70
25,000	1.79	2.26

3,202,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three and six months ended September 30, 2020, the fair value was $nil (September 30, 2019 - $36,347) and $60,822 (September 30, 2019 - $50,175)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

15.	Stock Options (continued)

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Risk-free interest rate	2.13%	1.94%
Expected life (in years)	3.0	2.5
Expected volatility	169%	110%

16.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	September 30, 2020
	North America $	Europe $	Asia $	Total $
Property and equipment	164,233	219,051	915,038	1,298,322
Intangible assets	8,407,089	–	3,389,398	11,796,487
Right of use assets	68,218	987,215	246,962	1,302,395

	8,639,540	1,206,266	4,551,398	14,397,204

Six Months Ended September 30, 2020	Asia $	Europe $	Total $
Revenues by customer region	139,231	37,331,194	37,470,425

Three Months Ended September 30, 2020	Asia $	Europe $	Total $
Revenues by customer region	2,371	8,971,692	8,974,063

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

16.	Segmented Information (continued)

	September 30, 2019
	North America $	Europe $	Total $
Property and equipment	61,593	208,552	270,145
Right of use assets	–	1,485,197	1,485,197
Intangible assets	9,307,522	–	9,307,522

	9,369,115	1,693,749	11,062,864

Six Months Ended September 30, 2019	Asia $	Europe $	Total $
Revenues by customer region	7,063,116	60,439,663	67,502,779

Three Months Ended September 30, 2019	Asia $	Europe $	Total $
Revenues by customer region	6,239,116	56,499,428	62,738,544

For the three and six months ended September 30, 2020, 78% (September 30, 2019 – 79%) and 83% (September 30, 2019 – 79%) of the Company’s revenues were derived from two customers that are under the same common ownership and control.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

17.	Deconsolidation of PGMT Norway SA (PGN)

Effective July 1, 2020, the Company ceased operations of the Norway subsidiary. This was due in part to the thinning spread of the current oil prices combined with the current Covid-19 pandemic conditions. All of the assets in PGN were liquidated through a court process. The Company has removed the subsidiary’s assets and liabilities from the consolidated balance sheet and recorded a gain of $239,174. The intercompany loan was due to PGMT US and it was written off due to the liquidation. The courts have now closed this case and the Company has no further liability. At July 1, 2020, PGN’s assets and liabilities were as shown below:

$
Assets:
Cash	22,314
Prepaids	1,135
PPE	26,720
Right of use	241,825
Total Assets	291,994

Liabilities
Accounts payable	289,301
Intercompany loans	1,572,571
Operating lease	244,274
Total liabilities	2,106,146
Net liability	(1,814,152)
Intercompany loans write-off	1,572,571
Less: investment in subsidiary	2,407
Gain on disposition	239,174

18.	Commitment

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Effective July 1, 2020, the Company terminated its operating lease in Lysaker, Norway as the company has ceased operations of its Norway subsidiary.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*
London, United Kingdom	April 1, 2019	December 25, 2023	4.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	2.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

18. Commitment (continued)

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

Lease cost for the six months are summarized as follows:

	Three Months Ended September 30, 2020 $	Three Months Ended September 30, 2019 $	Six Months Ended September 30, 2020 $	Six Months Ended September 30 2019 $
Operating lease expense *	118,038	103,329	248,167	205,791

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Calendar Year	$
2020 (remainder of year)	127,511
2021	510,042
2022	497,126
2023	368,935
2024	61,859
2025	15,465
Total future minimum lease payments	1,580,938
Imputed interest	(123,904)

Operating lease obligations	1,457,034

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

19.	Income Taxes

The majority of the Company’s revenues from international sales are invoiced from and collected by its U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. Net income (loss) before taxes for the six months ended September 30, 2020 by U.S. and foreign jurisdictions was as follows:

	September 30, 2020 $	September 30, 2019 $
United States	3,429,691	6,732,170
Foreign	(621,000)	(2,039,289)

Net income (loss) before taxes	2,808,691	4,692,881

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	September 30, 2020 $	September 30 2019 $
Net income before taxes	2,808,691	8,771,459
Statutory tax rate	21%	21%

Expected income tax expense	589,825	1,842,006
Permanent differences and other	(603,995)	(235,000)
Foreign tax rate difference	21,814	–
Change in valuation allowance	(7,644)	1,607,006

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

At September 30, 2020, the Company is in arrears on filing a number of its statutory corporate income tax returns for certain entities, primarily, in the United States. The amounts presented above are based on estimates and what management believes are prudent filing positions, where information for fiscal years prior to 2013 has been challenging to obtain. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

(unaudited)

(Expressed in U.S. Dollars)

19.	Income Taxes (continued)

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

The Company estimates that is has accumulated estimated net operating losses of approximately $4.7 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has $1.9 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

20.	Subsequent Event

(a) On October 19, 2020, the Company entered into a Share Purchase Agreement for the acquisition of a 100% interest in Innoenergy Limited (“Innoenergy”). Innoenergy is a designer of battery energy storage systems registered in the United Kingdom. Consideration consists of 525,000 common shares of the Company (approximately $577,500), payment of £25,000 (approximately $32,500) to a selling shareholder on completion of the transaction, and an equal amount when Innoenergy achieves battery storage sales equivalent to 50 megawatts.

In connection with the acquisition, Innoenergy will adopt the name Pacific Green Innoenergy Technologies Limited and continue as a wholly owned subsidiary of Pacific Green Technologies Inc.

As a further condition of the acquisition, the Company will make available to Innoenergy a working capital credit facility of £350,000 (approximately $455,000). Also, the common shares of the Company issued to the sellers are subject to sales volume restriction of 65,625 shares per calendar quarter.

Due to the closing date of the acquisition just after the Company’s financial reporting period, we have been unable to gather reliable financial information for the acquired companies to present the proforma disclosures and operations of the Company and the acquired businesses in accordance with US GAAP. The goodwill paid as part of the acquisition is expected to be tax deductible.

(b) On October 16, 2020, Mr. Alexander Shead resigned as a Director of the Company. Mr. Shead resigned due to restrictions on travel caused by Covid-19 impacting his ability to perform his executive functions. There has been no disagreement with the Company regarding its operations, policies, practices or otherwise. Mr. Shead continues to be a significant shareholder in the Company. As a bonus for his past service, the Company will issue to Mr. Shead 100,000 shares of the common stock.

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

Since entering the marine sector, the Company has commissioned over 100 ENVI-Marine™ scrubbers.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2020 and 2019.

Revenue for the three and six months ended September 30, 2020 was $8,974,063 and $37,470,425 versus $62,738,544, and $67,502,779 for the three and six months ended September 30, 2019. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended, the Company recognized revenue for 15 (September 30, 2019 - 47) marine scrubber units and these marine scrubber units were in various stages of engineering, delivery, and commissioning. The decrease in revenue was due to a major client deferring 32 marine scrubber units to 2021.

During the six months, the Company realized a gross margin of 42% (September 30, 2019 - 40%). Management anticipates realizing margins between 20% and 40% in future periods.

Our financial results for the three and six months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$8,974,063	$62,738,544	$37,470,425	$67,502,779
Cost of goods sold	$5,433,145	$37,630,423	$21,890,044	$40,448,336
Gross Profit	$3,540,918	$25,108,121	$15,580,381	$27,054,443

Expenses
Advertising and promotion	$130,201	$320,900	$358,576	$865,952
Amortization of intangible assets	$389,675	$219,781	$779,336	$438,734
Management and technical consulting	$2,834,170	$6,487,001	$8,344,181	$9,379,871
Depreciation	$49,208	$13,937	$96,650	$23,381
Foreign exchange loss (gain)	$207,488	$170,632	$44,536	$421,474
Lease expense	$118,038	$103,329	$248,167	$205,791
Office and miscellaneous	$278,914	$556,509	$935,922	$1,050,155
Professional fees	$279,519	$371,771	$892,635	$682,457
Research and development	$4,368	-	$4,368	-
Salaries and wages	$1,119,887	$1,434,060	$3,322,274	$2,351,596
Transfer agent and filing fees	$71,450	$21,700	$140,765	$129,938
Travel and accommodation	$109,988	$674,551	$172,570	$1,333,568
Contingent warranty provision and related	$383,414	$1,226,087	$1,247,295	$1,354,791
Total expenses	$5,976,320	$11,600,258	$16,587,275	$18,237,708

Other Income (Expense)
Provision for loan	$4,754	$-	$4,754	$-
Interest expense	$(33,741)	$(2,005)	$(22,465)	$(3,505)
Gain on reduction of acquisition costs of subsidiary	$3,240,250	$-	$3,240,250	$-
Gain on derecognition of Norway subsidiary	$239,174	$-	$239,174	$
Gain on termination of lease	$3,019	$-	$3,019	$-
Interest income on finance lease	$243,575	$14,668	$301,290	$29,636
Gain (loss) on change in fair value of derivative liability	$58,380	$65,547	$49,563	$(71,407)
Net Income (Loss)	$1,320,009	$13,586,073	$2,808,691	$8,771,459

Due to the current Covid-19 pandemic and the lower than anticipated oil price spread, expenses for the three and six months ended September 30, 2020 were $5,976,320 and $16,587,275 as compared to $11,600,258 and $18,237,708 for the three and six months ended September 30, 2019 as the Company reduced its operations team and closed its Norway subsidiary. Consulting fees, technical support, and commissions decreased significantly also due to the Norway office closure and lower sales. They were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Advertising, office-based costs, alongside travel costs also decreased due to reduced business activities. Depreciation and amortization expenses increased due to property, equipment, and intangible assets recorded from Engin acquisition in December 2019. Additionally, the delivery of units resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three and six months period, the Company recorded a warranty provision of $383,414 (September 30, 2019 - $1,226,087) and $1,247,295 (September 30, 2019 - $1,354,791) related to the estimated expectation of warranty costs.

During the six months ended September 30, 2020, due to the Covid-19 pandemic conditions, and the narrowing oil price spread, we decided to cease operations of our Norway subsidiary. As a result, a gain on disposition of the Norway subsidiary of $239,174 was recognized.

During the six months ended September 30, 2020, we recorded a gain of $3,240,250 (¥22,000,000) related to the re-evaluation of the probability of the contingent consideration associated with the Engin acquisition.

For the three and six months ended September 30, 2020, our company had a net income of $1,320,009 and $2,808,689 ($0.03 per share and $0.06 per share respectively) compared to net income of $13,586,073, and $8,771,459 ($0.30 per share and $0.19 per share respectively) for the three and six month period ended September 30, 2019.

Liquidity and Capital Resources

Working Capital

	September 30, 2020	March 31, 2020
Current Assets	$47,232,323	$64,182,889
Current Liabilities	$46,724,689	$67,713,871
Working Capital (Deficit)	$507,634	$(3,530,982)

Cash Flows

	Six months Ended September 30, 2020	Six months Ended September 30, 2019
Net Cash Provided by (Used in) Operating Activities	$(5,937,101)	$9,840,246
Net Cash Used in Investing Activities	$(85,683)	$(262,151)
Net Cash Provided by (Used in) Financing Activities	$1,750	$-
Effect of Exchange Rate Changes on Cash	$73,182	$537,198
Net Change in Cash	$(5,947,852)	$10,115,293

As of September 30, 2020, we had $15,439,082 in cash, $47,232,323 in total current assets, $46,724,689 in total current liabilities. We had working capital of $507,634, compared to a working capital deficit of $3,530,982 at March 31, 2020. The Company’s working capital improved as profitable operations provide working capital to the Company. The Company’s contract assets, contract liabilities, and accruals change significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the six months ended September 30, 2020, we used $5,937,101 in operating activities, whereas we received $9,840,246 from operating activities for the six months period ended September 30, 2019. The negative operating cash flow for the six months ended September 30, 2020 was mainly resulted from changes in account payable and accruals, contract assets, and contract liabilities as well as the Covid-19 pandemic conditions.

During the six months ended September 30, 2020, we used $85,683 in investing activities, whereas we used $262,151 in investing activities during the six months ended September 30, 2019. Our investing activities for the six months ended September 30, 2020 were primarily related to additions of property and equipment.

Our financing activities for the six months ended September 30, 2020 were $1,750 from a stock option exercise.

Subsequent Event

(a) On October 19, 2020, the Company entered into a Share Purchase Agreement for the acquisition of a 100% interest in Innoenergy Limited (“Innoenergy”). Innoenergy is a designer of battery energy storage systems registered in the United Kingdom. Consideration consists of 525,000 (Approximately $577,500) common shares of the Company, payment of £25,000 (approximately $32,500) to a selling shareholder on completion of the transaction, and an equal amount when Innoenergy achieves battery storage sales equivalent to 50 megawatts.

Upon completion of the acquisition, Innoenergy will adopt the name Pacific Green Innoenergy Technologies Limited and continue as a wholly owned subsidiary of Pacific Green Technologies Inc.

As a further condition of the acquisition, the Company will make available to Innoenergy a working capital credit facility of £350,000 (approximately $455,000). Also, the common shares of the Company issued to the sellers are subject to sales volume restriction of 65,625 shares per calendar quarter.

Due to the closing date of the acquisition just after the Company’s financial reporting period, we have been unable to gather reliable financial information for the acquired companies to present the proforma disclosures and operations of the Company and the acquired businesses in accordance with US GAAP. The goodwill paid as part of the acquisition is expected to be tax deductible.

(b) On October 16, 2020, Mr. Alexander Shead resigned as a Director of the Company. Mr. Shead resigned due to restrictions on travel caused by Covid-19 impacting his ability to perform his executive functions. There has been no disagreement with our Company regarding our operations, policies, practices or otherwise. Mr. Shead continues to be a significant shareholder in our Company. As a bonus for his past service, the Company will issue to Mr. Shead 100,000 shares of the common stock.

Anticipated Cash Requirements

We do not anticipate requiring additional funds to fund our budgeted expenses over the next 12 months. However, if we do these funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Our cash requirement estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

We currently have office locations in the Canada, United Kingdom, China. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees have increased and relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of September 30, 2020, we had $15,439,082 cash on hand. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels in the short term. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended September 30, 2020 have been prepared on a going concern basis.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of September 30, 2020, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	–	82,371	–

Total	–	82,371	–

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of September 30, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. On December 20, 2019 PGT acquired 100% of the equity of Shanghai Engin Digital Technology Co. Ltd. Please read Item 1 - Financial Statements: Note 7 – Acquisition of Engin. PGT management have excluded from its evaluation of the effectiveness of its internal control over financial reporting, as of September 30, 2020, Engin business’s internal control over financial reporting associated with net assets of $3,484,862 and total revenues of $139,231 included in PGT’s consolidated financial statements as of and for the quarter ended September 30, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk of increase volatility of financial markets resultant from global Covid-19 pandemic.

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

We have yet to establish any history of profitable operations. We incurred a cumulative deficit of $72,575,873 for the period from April 5, 2011 (inception) to September 30, 2020. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. We generated our first net income during the year ended March 31, 2020 of $10,381,420 and a further $1,488,681 for the quarter ended June 30, 2020 and $1,320,009 for the quarter ended September 30, 2020. We expect that future revenues and profitability will be sufficient to sustain our operations for the foreseeable future. However, the current Covid-19 pandemic is causing significant challenges to our operations in terms of deliverables to our customers. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so.

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

We will continue to be dependent on certain third-party – PowerChina SPEM relationship risk.

PowerChina SPEM is based in Shanghai, China and provides design, procurement, project management, manufacturing, installation, and other services to us in the marine scrubber business which constitutes the majority of our sales. The business would be adversely affected should the relationship terminate, or be made difficult through the imposition of political, financial, fiscal, regulatory or similar restrictions between China and the U.S. PowerChina SPEM is reliant on sourcing raw materials and supplies from both within and outside China, and these supplies could also be disrupted by further severe health pandemics, such as the recent Covid-19 outbreak, severe weather, the occurrence of threat of wars of other conflicts, and other similar events.

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

As of September 30, 2020, the Company’s cash reserves are approximately $15.4 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 13, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 13, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2020	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 13, 2020	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

