Form 10-Q
period 2020-12-31
Pacific Green Technologies Inc.
filed 2021-02-12
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-54756

PACIFIC GREEN TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4966163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 10212, 8 The Green Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

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

46,884,190 common shares issued and outstanding as of February 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the Nine months ended December 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in US dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–6

Notes to the Condensed Consolidated Interim Financial Statements	F–7

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	December 31, 2020 $	March 31, 2020 $

ASSETS

Cash	11,432,129	21,386,934
Short-term investments and amounts in escrow (Note 3)	460,930	718,100
Accounts receivable and other amounts recoverable	15,003,717	16,161,811
Prepaid expenses and deposits	477,339	839,705
Parts inventory	280,111	-
Contract assets (Note 9)	17,789,691	24,604,339
Lease receivable, current portion (Note 4)	472,000	472,000
Due from related parties (Note 13)	42,346	-
Total Current Assets	45,958,263	64,182,889

Lease receivable (Note 4)	45,382	369,634
Long term receivable	2,185,298	2,027,855
Property and equipment (Note 5)	1,286,873	1,301,905
Intangible assets (Note 6)	11,621,985	12,575,303
Goodwill (Note 7,8)	4,309,170	3,524,162
Right of use asset (Note 19)	1,217,571	1,813,921
Security deposit	357,015	430,568

Total Assets	66,981,557	86,226,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 11)	28,699,844	42,276,285
Warranty provision (Note 12)	1,572,433	1,089,356
Contract liabilities (Note 9)	16,442,665	23,553,267
Loan payable	68,310	-
Convertible debenture (Note 10)	10,000	30,000
Current portion of operating lease obligation (Note 19)	481,275	548,338
Due to related parties (Note 13)	4,250	42,141
Derivative liability (Note 10)	133,240	174,484
Total Current Liabilities	47,412,017	67,713,871

Long-term accounts payable and accrued liabilities (Note 11)	1,748,238	1,622,284
Long-term operating lease obligation (Note 19)	950,695	1,305,722

Total Liabilities	50,110,950	70,641,877

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value Nil and nil shares issued and outstanding, respectively	-	-

Common stock, 500,000,000 shares authorized, $0.001 par value 46,655,209 and 45,659,971 shares issued and outstanding, respectively (Note 14)	46,655	45,660

Additional paid-in capital	91,619,333	90,653,018

Accumulated other comprehensive income	897,911	207,017

Deficit	(75,693,292)	(75,321,335)

Total Stockholders’ Equity	16,870,607	15,584,360

Total Liabilities and Stockholders’ Equity	66,981,557	86,226,237

Nature of Operations (Note 1)
Commitment (Note 19)
Subsequent Events (Note 21)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended December 31, 2020 $	Three Months Ended December 31, 2019 $	Nine months Ended December 31, 2020 $	Nine months Ended December 31, 2019 $

Sales (Note 9)	4,658,466	37,521,949	42,128,892	105,024,728
Cost of goods sold	3,625,204	22,619,653	25,515,248	63,067,989
Gross profit	1,033,262	14,902,296	16,613,644	41,956,739

Expenses

Advertising and promotion	152,172	223,757	510,748	1,089,709
Amortization of intangible assets (Note 6)	389,703	242,331	1,169,039	681,065
Consulting fees, technical support, and commissions	1,238,962	6,929,142	9,583,143	16,108,013
Depreciation (Note 5)	47,807	21,597	144,457	44,978
Foreign exchange (gain) loss	(41,959)	(492,206)	2,577	(70,732)
Office and miscellaneous	460,338	847,158	1,396,263	2,032,767
Operating lease expense (Note 19)	93,910	96,340	342,077	302,131
Professional fees	601,790	342,444	1,494,425	1,024,901
Research and development	-	-	4,368	-
Salaries and wage expenses	1,187,967	1,910,852	4,510,241	4,402,448
Transfer agent and filing fees	(34,007)	6,548	106,758	136,486
Travel and accommodation	129,470	1,087,576	302,040	2,482,144
Warranty and related (Note 12)	160,125	1,356,422	1,407,420	2,711,213

Total expenses	4,386,278	12,571,961	20,973,556	30,945,123

(Loss) income before other income (expenses)	(3,353,016)	2,330,335	(4,359,912)	11,011,616

Other income (expenses)

Gain on de-consolidation of subsidiary (Note 18)	-	-	239,174	-
(Loss) gain on change in fair value of derivative liability (Note 10)	(50,869)	57,520	(1,306)	(13,887)
Gain on reduction of acquisition costs of subsidiary (Note 7)	-	-	3,240,250	-
Financing interest income	247,253	13,782	548,543	43,418
Interest expense	(24,015)	(1,501)	(46,479)	(5,006)
Provision for loan	-	-	4,754	-
Gain on termination of lease	-	-	3,019	-

Total other income (expense)	172,369	69,801	3,987,955	24,525

Net (loss) income for the period	(3,180,647)	2,400,136	(371,957)	11,036,141

Other comprehensive income

Foreign currency translation gain	606,849	(216,909)	690,893	246,634

Comprehensive (loss) income for the period	(2,573,798)	2,183,227	318,936	11,282,775

Net income per share, basic and diluted	(0.07)	0.05	(0.01)	0.24
Weight average number of common shares outstanding, basic (1)	46,598,183	45,983,928	46,305,661	45,981,958
Weight average number of dilutive shares outstanding, diluted	46,598,183	45,983,928	46,305,661	45,981,958

(1)	The period ended December 31, 2020, includes 312,500 stock options (December 31, 2019 – 487,500) as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock
	Shares #	Amount $	Additional Paid-in Capital $	Accumulated Other Comprehensive Income $	Deficit $	Stockholders’ Equity $
Balance, March 31, 2020	45,659,971	45,660	90,653,018	207,017	(75,321,335)	15,584,360

Fair value of options granted	-	-	60,822	-	-	60,822
Foreign exchange translation gain	-	-	-	(55,797)	-	(55,797)
Net income for the period	-	-	-	-	1,488,681	1,488,681
Balance June 30, 2020	45,659,971	45,660	90,713,840	151,220	(73,832,654)	17,078,066

Shares issued for commissions	95,238	95	95,143	-	-	95,238
Shares for employment settlement	50,000	50	69,450	-	-	69,500
Shares issued on the exercise of stock options	175,000	175	1,575	-	-	1,750
Foreign exchange translation	-	-	-	139,842	-	139,842
Shares issued on debt conversion	50,000	50	62,450	-	-	62,500
Net income for the period	-	-	-	-	1,320,009	1,320,009
Balance September 30, 2020	46,030,209	46,030	90,942,458	291,062	(72,512,645)	18,766,905

Shares issued for acquisition	525,000	525	576,975	-	-	577,500
Shares issued for settlement	100,000	100	99,900	-	-	100,000
Foreign exchange translation	-	-	-	606,849	-	606,849
Net loss for the period	-	-	-	-	(3,180,647)	(3,180,647)
Balance December 31, 2020	46,655,209	46,655	91,619,333	897,911	(75,693,292)	16,870,607

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock
	Shares #	Amount $	Common stock Issuable $	Additional Paid-in Capital $	Accumulated Other Comprehensive Income $	Deficit $	Stockholders’ Equity $
Balance, March 31, 2019	45,493,439	45,493	-	90,684,174	270,245	(85,702,755)	5,297,157
			-
Fair value of options granted	-	-	-	13,828	-	-	13,828
Foreign exchange translation gain	-	-	-	-	79,215	-	79,215
Net loss for the period	-	-	-	-	-	(4,814,614)	(4,814,614)
Balance June 30, 2019	45,493,439	45,493	-	90,698,002	349,460	(90,517,369)	575,586

Fair value of options granted	-	-	-	36,347	-	-	36,347
Shareholder settlement	-	-	-	135,454	-	-	135,454
Foreign exchange translation gain	-	-	-	-	384,328	-	384,328
Net income for the period	-	-	-	-	-	13,450,619	13,450,619
Balance September 30, 2019	45,493,439	45,493	-	90,869,803	733,788	(77,066,750)	14,582,334

Fair value of options granted	-	-	-	30,421	-	-	30,421
Shares issued for settlement (cancellation)	25,000	25	-	73,475	-	-	73,500
Common stock issuable	-	-	368,750	-	-	-	368,750
Settlement of Warrants	-	-	-	(750,000)	-	-	(750,000)
Foreign exchange translation (loss)	-	-	-	-	(216,909)	-	(216,909)
Net income for the period	-	-	-	-	-	2,400,136	2,400,136
Balance December 31, 2019	45,518,439	45,518	368,750	90,223,699	516,879	(74,666,614)	16,488,232

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Nine months Ended December 31, 2020 $	Nine months Ended December 31, 2019 $

Operating Activities

Net income (loss) for the period	(371,957)	11,036,141

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	1,169,039	681,065
Gain on reduction of acquisition costs of subsidiary	(3,240,250)	-
Gain on disposition of subsidiary	(242,193)	-
Lease expense	342,077	302,131
Depreciation (Note 5)	144,457	44,978
Lease finance charge	29,748	147,832
Loss (gain) on change in fair value of derivative liability (Note 10)	1,306	13,887
Unrealized loss (gain) on foreign exchange	166,478	-
Fair value of stock options granted (Note 16)	60,822	80,596
Shares issued for services	264,688	73,500

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	257,170	317,629
Accounts receivable	1,306,949	(23,309,967)
Prepaid expenses and deposits	154,672	(364,576)
Contract assets	6,814,648	(9,786,672)
Lease payments	(379,820)	(155,993)
Due from related parties	(42,346)	-
Accounts payable and accrued liabilities	(9,991,783)	27,556,388
Warranty provision	483,077	2,252,823
Loan payable	3,329	-
Contract liabilities	(7,110,602)	8,753,877
Due to related parties	-	(115,581)

Net Cash Provided by (Used in) Operating Activities	(10,180,491)	17,528,058

Investing Activities
Acquisition of business, net of cash acquired (Note 7,8)	114,014	(3,799,648)
Additions of property and equipment	(99,999)	(431,600)

Net Cash Provided by (Used in) Investing Activities	14,015	(4,231,248)

Financing Activities
Shareholder settlement	-	135,454
Stock issued on acquisition	-	-
Proceeds on option exercise	1,750	-
Share purchase warrants settled	-	(750,000)

Net Cash Provided by (Used in) Financing Activities	1,750	(614,546)

Effect of Foreign Exchange Rate Changes on Cash	209,921	246,634

Change in Cash	(9,954,805)	12,928,898

Cash, Beginning of Period	21,386,934	2,863,148

Cash, End of Period	11,432,129	15,792,046

Non-cash Investing and Financing Activities, excluded in above
Common stock issuable in business acquisition	525,000	368,750
Consideration accrued for business acquisition (Note 7) net of imputed discount	23,921	5,190,023
Right of use assets and lease obligations recognized	-	1,923,508

Supplemental Disclosures:	-	-
Interest paid
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies. On December 20, 2019, the Company acquired Shanghai Engin Digital Technology Co. Ltd., a company incorporated and registered in China (“Engin”). Engin is a solar design, development, and engineering company (Note 7). On June 19, 2020, Engin was changed to Pacific Green Technologies (Shanghai) Co. Ltd. On October 19, 2020, the Company acquired Innoergy Limited (“Innoergy”). Innoergy is a designer of battery energy storage systems and registered in the United Kingdom (Note 8). In connection with the acquisition, Innoergy adopted the name Pacific Green Innoergy Technologies Limited.

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

Pacific Green Technologies (UK) Ltd. (“PGTU”) (Formerly Pacific Green Marine Technologies Ltd.)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies Asia Ltd. (“PGTA”)	Wholly-owned subsidiary
Pacific Green Technologies China Ltd. (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Marine Technologies Inc. (PGMT Can)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGMG
Pacific Green Environmental Technologies (Asia) Ltd. (“PGETA”)	50.1% owned subsidiary
Pacific Green Marine Technologies (Norway) SA (“PGN”)	Wholly-owned subsidiary of PGTU
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary

During the nine months ended December 31, 2020, the Company ceased operations of PGN (Note 18). PGN has been deconsolidated as it has been run by the courts. On October 19, 2020, the Company acquired 100% interest in Innoergy, a designer of battery energy storage systems and registered in the United Kingdom (Note 8). All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

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

3.	Short-term Investments and amounts in escrow

At December 31, 2020, the Company has a $59,545 (CAD $75,938) (March 31, 2020 - $53,106 (CAD $75,000)) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 1.00% per annum and matures December 13, 2021.

At December 31, 2020, the Company’s solicitor is holding $401,385 (March 31, 2020 - $664,994) relating to proceeds under customer contracts.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at December 31, 2020 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable (continued)

	December 31, 2020 $	March 31, 2020 $

Current portion, expected within twelve months	472,000	472,000
Amounts expected thereafter	45,382	369,634

Total	517,382	841,634

Future lease payments forecasted in annual periods are as follows:

$

2021	472,000
2022	65,114
Interest deemed hereunder	(19,732)

Total	517,382

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	December 31, 2020 Net carrying value $	March 31, 2020 Net carrying value $

Building*	961,099	(33,604)	927,495	869,791
Furniture and equipment	314,081	(97,979)	216,102	274,338
Computer equipment*	16,674	(4,943)	11,731	13,930
Leasehold improvements	110,815	(55,379)	55,436	73,140
Testing equipment- Scrubber system	101,294	(25,185)	76,109	70,706

Total	1,503,963	(217,090)	1,286,873	1,301,905

*	Acquired as part of a business combination - see Note 7. The building is rented out to a third party for ¥18,500 per month (USD $2,690) from July 16, 2020 to August 15, 2022.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	December 31, 2020 Net carrying value $	March 31, 2020 Net carrying value $

Patents and technical information	35,852,556	(7,207,578)	(20,457,255)	8,187,723	8,845,823
Backlogs *	95,898	(46,396)	-	49,502	81,193
Customer lists *	237,794	(37,538)	-	200,256	215,844
Patents and certifications *	3,767,087	(594,674)	-	3,172,413	3,419,375
Software licensing *	13,673	(1,582)	-	12,091	13,068
Total	39,967,008	(7,887,768)	(20,457,255)	11,621,985	12,575,303

*	Acquired as part of a business combination - see Note 7

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all the issued and outstanding stock of Shanghai Engin Digital Technology Co. Ltd., a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (partially paid) and a final conditional payment of $2,860,002 (¥20,000,000) by June 30, 2020 (not paid). The Company has made a partial payment of $1,072,961 (¥7,500,000) on the outstanding amount of $2,145,002 (¥15,000,000). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $286,000 (¥2,000,000) payable by June 30, 2020 (not paid). The required conditions for the final payment were not met by the selling party. As a result, the company derecognized the liability and recorded a gain of $3,240,250 (¥22,000,000). On June 19, 2020, Engin’s name was changed to Pacific Green Technologies (Shanghai) Co. Ltd.

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

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $2,063,358, other net working capital of Engin of $1,024,461, property and equipment of $931,554, intangible assets of $4,112,462, and cumulative translation adjustment of $470,847. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill allocation of $3,760,079. The goodwill paid as part of the acquisition is expected to be tax deductible. The measurement period will not exceed one year from the acquisition date.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

8.	Acquisition of Innoergy Limited

On October 19, 2020, the Company entered into a Share Purchase Agreement for the acquisition of a 100% interest in Innoergy Limited and immediately changed its name to Pacific Green Innoergy Technologies Limited (“Innoergy”). Innoergy is a designer of battery energy storage systems registered in the United Kingdom. The acquisition marks the Company’s entry into the battery energy storage system market in conjunction with its joint venture partner, PowerChina SPEM.

In consideration of all the issued and outstanding securities of Innoergy, the Company has issued to the selling shareholders of Innoergy an aggregate of 525,000 common shares of the Company. The Company paid £25,000 ($32,500) to a selling shareholder on completion of the transaction, and will pay an equal amount when Innoergy achieves battery storage sales equivalent to 50 megawatts. The common shares of the Company issued to the sellers are subject to a sales volume restriction of 65,625 shares per calendar quarter. As a further condition of the acquisition, Pacific Green will make available to Innoergy a working capital credit facility of £350,000 (approximately $455,000) at an interest rate of eight percent (8%) per annum, which will be due on demand and secured by a floating charge and debenture against the assets of Innoergy.

Total purchase consideration is estimated at $633,911, inclusive of the fair value of the conditional payments, which were considered 75% probable at the acquisition date. Total purchase consideration also includes 525,000 shares with fair value of $577,500 or $1.10 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $146,503, other net working capital of $ 2,758, property and equipment of $540, and loan payable of $64,981. The residual value of $549,091 has been allocated to goodwill, which is expected to be partially or completely tax deductible. The resulting goodwill is based on preliminary valuations and is subject to change based on information that may be made available in the measurement period. The measurement period during which changes may be made to the provisional purchase price allocation will not exceed one year from the acquisition date.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

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

For the three and nine months ended December 31, 2020, and 2019, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	Three months Ended December 31, 2020 $	Three months Ended December 31, 2019 $

Specified service works	397,572	-
Certified design and engineering works	-	9,779,337
Acceptance of delivered equipment to customers	1,994,601	19,273,700
Acceptance of commissioned equipment	1,922,166	8,468,912
Concentrated solar power contracts	344,127	-

Total	4,658,466	37,521,949

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

9.	Sales, Contract Assets and Contract Liabilities (continued)

	Nine months Ended December 31, 2020 $	Nine months Ended December 31, 2019 $

Specified service works	817,618	381,338
Certified design and engineering works	3,575,629	21,517,289
Acceptance of delivered equipment to customers	21,498,217	69,697,153
Acceptance of commissioned equipment	15,754,070	13,428,948
Concentrated solar power contracts	483,358	-

Total	42,128,892	105,024,728

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	-	-	(134,841,354)
Sales recognized in earnings	-	130,138,574	130,138,574
Payments under contracts	90,932,669	-	-
Costs recognized in earnings	(78,566,155)	(78,556,155)	-

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	-	-	(35,018,290)
Sales recognized in earnings	-	42,128,892	42,128,892
Payments and accruals under contracts*	18,700,600	-	-
Costs recognized in earnings	(25,515,248)	(25,515,248)	-

Balance, December 31, 2020	17,789,691		(16,442,665)

*	Payments and accruals under contracts include $7,433,663 presented as receivables which is subject to the fulfilment of future performance obligations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

10.	Convertible Debenture and Derivative Liability

As at December 31, 2020, the carrying value of the debenture was $10,000 (March 31, 2020 - $30,000) and interest expense on the debenture for the three and nine months ended December 31, 2020 was recorded as $500 (December 31, 2019 - $1,500) and $2,833 (December 31, 2019 - $4,500). During the nine months ended December 31, 2020, $20,000 of the debenture was converted to 50,000 common shares and a reduction of the derivative liability of $42,550 was recorded.

The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three and nine months ended December 31, 2020, the Company recorded a loss on the change in fair value of derivative liability of $50,869 (December 31, 2019- gain of $57,520) and a loss of $1,306 (December 31, 2019 – loss of $13,887), respectively. As at December 31, 2020, the Company recorded a derivative liability of $133,240 (March 31, 2020 - $174,484).

The following inputs and assumptions were used to calculate the fair value of the conversion feature of the convertible debenture outstanding as at December 31, 2020, assuming no expected dividends:

	As at December 31, 2020	As at March 31, 2020

Estimated common stock issuable upon conversion	135,430	178,343
Estimated exercise price per common share	$0.40	$0.40
Risk-free interest rate	0.09%	0.11%
Expected volatility	174.1%	193.6%
Expected life (in years)	0.25	0.25

A summary of the changes in derivative liabilities for the three- and nine-month periods is shown below:

	Three Months Ended December 31, 2020 $	Three Months Ended December 31, 2019 $	Nine months Ended December 31, 2020 $	Nine months Ended December 31, 2019 $

Balance, beginning of period	(82,371)	(502,993)	(174,484)	(431,586)
Conversion	-	-	42,550	-
Mark to market adjustment	(50,869)	57,520	(1,306)	(13,887)

Balance, end of period	(133,240)	(445,473)	(133,240)	(445,473)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

11.	Accounts payable and accruals

	December 31, 2020 $	March 31, 2020 $
Accounts payable	1,386,296	9,610,748
Accrued liabilities	27,263,560	32,599,586
Payroll liabilities	49,988	65,951
Short term accounts payable and accrued liabilities	28,699,844	42,276,285
Long term accounts payable and accrued liabilities	1,748,238	1,622,284

Balance, end of period	30,448,082	43,898,569

12.	Warranty provision

During the three and nine months ended December 31, 2020, the Company recorded a non-cash warranty provision of $160,125 (December 31, 2019 - $1,356,422) and $1,407,420 (December 31, 2019 - $2,711,213) respectively, as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty provision is shown below:

	December 31, 2020 $	March 31, 2020 $

Balance, beginning of period	1,089,356	121,345
Provision for warranty	1,407,420	1,630,541
Expenses incurred	(924,343)	(662,530)

Balance, end of period	1,572,433	1,089,356

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

13.	Related Party Transactions

(a)	As at December 31, 2020, the Company was owed $42,346 (March 31, 2020 – owed to $2,154) from companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2020, the Company owed $4,250 (March 31, 2020 – $nil) to a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)

During the three and nine months ended December 31, 2020, the Company incurred $330,025 (December 31, 2019 – $489,766) and $1,099,756 (December 31, 2019 – $1,347,652) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(d)	During the three and nine months ended December 31, 2020, the Company incurred $12,750 (December 31, 2019 – $11,942) and $38,250 (December 31, 2019 – $21,479) in consulting fees to a director of the Company.

(e)	During the three and nine months ended December 31, 2020, the Company incurred $ nil (December 31, 2019 - $nil) and $nil (December 31, 2019 - $35,000) in consulting fees to a director of the Company.

14.	Capital Stock

(a)	On July 17, 2020, the Company issued 50,000 shares of common stock with an aggregate value of $69,500 to a former officer of the Company as per the terms of an employment settlement agreement.

(b)	On August 6, 2020, the Company issued 50,000 shares of common stock with a fair value of $62,500 pursuant to a conversion of $20,000 in principal and $ 42,550 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.25 per share. This transaction resulted in a gain on extinguishment of debt of $50.

(c)	On August 31, 2020, 175,000 stock options were exercised by a director of the Company at the exercise price of $0.01 per share with an aggregate value of $1,750. The Company issued 175,000 shares of common stock from the treasury.

(d)	On September 28, 2020, the Company issued 95,238 shares of common stock with an aggregate value of $95,238 under the terms of a sales commission agreement.

(e)	On October 19, 2020, the Company issued 525,000 shares of common stock with an aggregate value of $577,500 as part of the acquisition of Innoergy.

(f)	On October 19, 2020, the Company issued 100,000 shares of common stock with an aggregate value of $100,000 to a former director in recognition and appreciation for his years of exemplary service and commitment to the Company as a bonus.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

15.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2019	4,300,000	2.15

Cancelled	(1,000,000)	2.50

Balance, March 31, 2020	3,300,000	2.50

Cancelled	(3,300,000)	2.50

Balance December 31, 2020	-	-

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2019	3,452,500	1.41	2.3	5,481,125

Granted	75,000	1.99
Forfeited	(150,000)	0.63
Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Exercised	(175,000)	0.01

Balance, December 31, 2020	3,202,500	1.54	0.89	-

Additional information regarding stock options outstanding at December 31, 2020 is as follows:

Exercisable
Number of shares	Weighted average remaining contractual life (years)	Range of Exercise price $

312,500	0.67	0.01
2,865,000	0.91	1.70
25,000	1.54	2.26

3,202,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three and nine months ended December 31, 2020, the fair value of $nil (December 31, 2019 - $30,421) and $60,822 (December 31, 2019 - $80,596) was recorded as stock-based compensation.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options (continued)

	Three months ended December 31, 2020	Three months ended December 31, 2019

Risk-free interest rate	2.13%	1.55%
Expected life (in years)	3.0	0.8
Expected volatility	169%	108%

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	December 31, 2020
	North America $	Europe $	Asia $	Total $

Property and equipment	134,666	212,982	939,225	1,286,873
Intangible assets	8,187,723	-	3,434,262	11,621,985
Right of use assets	58,864	913,673	245,034	1,217,571

	8,381,253	1,126,655	4,618,521	14,126,429

Nine months Ended December 31, 2020	Asia $	Europe $	Total $
Revenues by customer region	483,358	41,645,534	42,128,892

Three Months Ended December 31, 2020	Asia $	Europe $	Total $
Revenues by customer region	344,127	4,314,339,	4,658,466

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

17.	Segmented Information (continued)

	December 31, 2019
	North America $	Europe $	Asia $	Total $

Property and equipment	146,672	239,276	1,315,717	1,701,665
Intangible assets	9,065,190	-	-	9,065,190
Right of use assets	100,098	1,590,030	-	1,690,128

	9,311,960	1,829,306	1,315,717	12,456,983

Nine months ended December 31, 2019	Asia $	Europe $	Total $
Revenues by customer region	8,114,000	96,910,728	105,024,728

Three months ended December 31, 2019	Asia $	Europe $	Total $
Revenues by customer region	1,050,884	36,471,065	37,521,949

For the three and nine months ended December 31, 2020, 87% (December 31, 2019 – 81%) and 98% (December 31, 2019 – 75%) of the Company’s revenues were derived from three customers, of which two customers are under the same common ownership and control.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

18.	Deconsolidation of PGMT Norway SA (PGN)

Effective July 1, 2020, the Company ceased operations of the Norway subsidiary. This was due in part to the thinning spread of the current oil prices combined with the current Covid-19 pandemic conditions. All the assets in PGN were liquidated through a court process. The Company has removed the subsidiary’s assets and liabilities from the consolidated balance sheet and recorded a gain of $239,174. The intercompany loan was due to PGMT US and it was written off due to the liquidation. The courts have now closed this case and the Company has no further liability. At July 1, 2020, PGN’s assets and liabilities were as shown below:

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

19.	Commitment

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

(b)	Effective July 1, 2020, the Company terminated its operating lease in Lysaker, Norway as the company has ceased operations of its Norway subsidiary.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	4.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	2.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

19.	Commitment (continued)

Lease costs for the three and nine months are summarized as follows:

	Three Months Ended December 31, 2020 $	Three Months Ended December 31, 2019 $	Nine months Ended December 31, 2020 $	Nine months Ended December 31 2019 $
Operating lease expense *	93,910	96,340	342,077	302,131

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Calendar Year	$

2021	537,762
2022	524,269
2023	389,054
2024	64,366
2025	16,092
Total future minimum lease payments	1,531,543
Imputed interest	(99,573)

Operating lease obligations	1,431,970

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

20.	Income Taxes

The majority of the Company’s revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. Net income (loss) before taxes for the Nine months ended December 31, 2020 by U.S. and foreign jurisdictions was as follows:

	December 31, 2020 $	December 31, 2019 $

United States	1,831,428	15,116,552
Foreign	(2,203,385)	(4,080,411)

Net income (loss) before taxes	(371,957)	11,036,141

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	December 31, 2020 $	December 31 2019 $

Net income (loss) before taxes	(371,957)	11,036,141
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(78,111)	2,317,590
Permanent differences and other	502,105	300,596
Foreign tax rate difference	37,233	(41,777)
Change in valuation allowance	(461,227)	(2,576,409)

Income tax provision	-	-

Current	-	-
Deferred	-	-

Income tax provision	-	-

As of the date of this filing, the Company has completed delinquent tax filings and management believes that the active entities within the group are now current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

20.	Income Taxes (continued)

On December 22, 2017, the US federal tax legislation commonly known as the Tax Cut and Jobs Act (TCJA) was signed into law. The TCJA made major changes to the Internal Revenue Code, including reducing the US federal income corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under the TCJA, for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, the TCJA limits a US corporate taxpayer’s ability to utilize NOL carryforwards to 80% of the taxpayer’s taxable income (as modified by the CARES Act, as described below). In addition, NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, with no carryback. NOLs generated in tax years beginning before January 1, 2018 are not subject to the taxable income limitation and generally has a 20-year carryforward. On March 27, 2020 the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act introduced various tax changes, including granting a five-year carry back period for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, temporary suspension of the 80% taxable income limitation on the use of NOLs arising in tax years beginning after December 31, 2017 but before January 1, 2021.

The Company estimates that is has accumulated estimated net operating losses of approximately US$17.7 million of which US$14.2 million arose from the US and which does not begin to expire until 2033. In addition, the Company estimates that it has $1.9 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2020

(Unaudited)

(Expressed in U.S. Dollars)

21.	Subsequent Events

a)	On January 11, 2021, the Company received notice for the conversion of $10,000 of principle and $81,592 of interest due under a convertible promissory note. Accordingly, the Company has issued 228,981 common shares in settlement at the conversion rate of $0.40 per share (Note 10).

b)	On January 14, 2021, the Company entered into a Battery Energy Storage System Strategic Manufacturing Framework Agreement (the “Framework Agreement”) with Shanghai Electric Gotion New Energy Technology Co., Ltd. (“SEG”).

Under the terms of the Framework Agreement, the parties will work together towards the development of various lithium-ion Battery Energy Storage System (BESS) projects around the world. The Company, through its wholly owned subsidiary, Pacific Green Energy Storage Technologies, Inc., will manage each project’s overall execution, including system design, integration and commercial optimization, while SEG will produce the battery technology as the equipment manufacturer.

c)	On January 15, 2021, the Company granted 25,000 stock options to an officer of the Company. The stock options are exercisable at a 25% discount to market and vest on January 15, 2021. These stock options are exercisable 12 months following the grant date.

d)	On February 1, 2021, the Company appointed Peter Rossbach to become an Independent Non-Executive Director of our Company.

e)	On February 2, 2021, the Company executed a settlement agreement and a postponement agreement with Scorpio Bulkers Inc. (“SALT”) and Scorpio Tankers Inc. (STNG), respectively. Under the terms of the settlement agreement, SALT has been released from its commitments and guarantees related to its previous purchase contracts in exchange for: (1) $7,215,000 paid within 5 days of settlement, and (2) deposits and other monies already transferred to the Company with respect to the contracts. Each party is thereinafter released from any further guarantees or claims related to these contracts. Under the terms of the postponement agreement, STNG is released from its commitments under previous purchase contracts in exchange for: (1) $5,276,500 paid within 5 days of settlement, (2) $2,683,250 paid at the 6-month anniversary of the settlement, and (3) deposits and other monies already transferred to the Company with respect to the contracts. Under the postponement agreement, STNG retains an option for nine months allowing it to pay $2,638,250 to “unfreeze” between eleven and nineteen of the remaining STNG purchase agreements. If the option is exercised, the Company will be required to deliver under the current commitment with a revised timeline for delivery at a pre-agreed purchase price. For all vessels not covered under such an exercised option, each party is released from any further guarantees or claims related to these contracts.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Marine Technologies Inc., a Delaware corporation, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Canadian corporation, (4) Pacific Green Technologies (UK) Limited, a United Kingdom company, (5) Pacific Green Technologies Asia Limited, a Hong Kong company, (6) Pacific Green Technologies China Limited, a Hong Kong company, (7) Pacific Green Energy Storage (UK) Limited , a United Kingdom company, (8) Pacific Green Marine Technologies (Norway) AS, (9) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (10) Pacific Green Environmental Technologies (Asia) Ltd. (11) Pacific Green Technologies (Shanghai) Co. Ltd. , a Chinese company, (12) Guangdong Northeast Power Engineering Design Co Ltd., a Chinese company, and (13) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, unless otherwise indicated.

Strategy

The Company is the proprietary owner of emission control technologies with three distinct applications:

●	ENVI-MarineTM, for the marine industry;

●	ENVI-PureTM, for the waste to energy and biomass industries; and

●	ENVI-CleanTM, designed for coal fired power electricity generation and industrial plants involved in steel generation.

The Company has been proactively seeking the acquisition and development of other technologies designed to improve the environment. On October 19, 2020, the Company entered into a Share Purchase Agreement for the acquisition of Innoergy, a designer of battery energy storage systems. The acquisition marks Pacific Green’s entry into the battery energy storage system market in conjunction with its joint venture partner, PowerChina SPEM.

ENVI-MarineTM

Our marine division has been driving the Company’s rapid growth, with recruiting at all levels and departments to deliver its significant order book to clients and continues to work closely and strengthen ties with its partner PowerChina SPEM.

Since entering the marine sector, the Company has commissioned over 100 ENVI-MarineTM scrubbers.

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

Significant Events for the Period

On October 19, 2020, the Company completed the acquisition of Innoergy, a designer of battery energy storage systems registered in the United Kingdom. The acquisition marks the Company’s entry into the battery energy storage system market in conjunction with its joint venture partner, PowerChina SPEM. Consideration for the acquisition of 100% of Innoergy was determined to be approximately $633,911.

On October 26, 2020, Xavier Lara was appointed Senior Vice President, Concentrated Solar Power, of the Company.

On December 2, 2020, the company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2020 and 2019.

Revenue for the three and nine months ended December 31, 2020 was $4,658,466 and $42,128,892 versus $37,521,949, and $105,024,728 for the three and nine months ended December 31, 2019. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended December 31, 2020, the Company recognized revenue for 5 (December 31, 2019 - 50) marine scrubber units and these marine scrubber units were in various stages of engineering, delivery, and commissioning. The decrease in revenue was due to a major client deferring 32 marine scrubber units to 2021. 13 of these units have been cancelled. The remainder are still postponed with an option to either proceed or cancel (Note 21(e)).

During the nine months, the Company realized a gross margin of 40% (December 31, 2019 - 40%). Management anticipates realizing margins between 20% and 40% in future periods.

Our financial results for the three and nine months ended December 31, 2020 and 2019 are summarized as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues	$4,658,466	$37,521,949	$42,128,892	$105,024,728
Cost of goods sold	$3,625,204	$22,619,653	$25,515,248	$63,067,989
Gross Profit	$1,033,262	$14,902,296	$16,613,644	$41,956,739

Expenses
Advertising and promotion	$152,172	$223,757	$510,748	$1,089,709
Amortization of intangible assets	$389,703	$242,331	$1,169,039	$681,065
Management and technical consulting	$1,238,962	$6,929,142	$9,583,143	$16,108,013
Depreciation	$47,807	$21,597	$144,457	$44,978
Foreign exchange loss (gain)	$(41,959)	$(492,206)	$2,577	$(70,732)
Office and miscellaneous	$460,338	$847,158	$1,396,263	$2,032,767
Operating lease expense	$93,910	$96,340	$342,077	$302,131
Professional fees	$601,790	$342,444	$1,494,425	$1,024,901
Research and development	$-	$-	$4,368	$-
Salaries and wages	$1,187,967	$1,910,852	$4,510,241	$4,402,448
Transfer agent and filing fees	$(34,007)	$6,548	$106,758	$136,486
Travel and accommodation	$129,470	$1,087,576	$302,040	$2,482,144
Contingent warranty provision and related	$160,125	$1,356,422	$1,407,420	$2,711,213
Total expenses	$4,386,278	$12,571,961	$20,973,556	$30,945,123

Other Income (Expense)
Provision for loan	$-	$-	$4,754	$-
Interest expense	$(24,015)	$(1,501)	$(46,479)	$(5,006)
Gain on reduction of acquisition costs of subsidiary	$-	$-	$3,240,250	$-
Gain on derecognition of Norway subsidiary	$-	$-	$239,174	$-
Gain on termination of lease	$-	$-	$3,019	$-
Interest income on finance lease	$247,253	$13,782	$548,543	$43,418
Gain (loss) on change in fair value of derivative liability	$(50,869)	$57,520	$(1,306)	$(13,887)
Net Income (Loss)	$(3,180,647)	$2,400,136	$(371,957)	$11,036,141

Due to the current Covid-19 pandemic and the lower than anticipated oil price spread, expenses for the three and nine months ended December 31, 2020 were $4,386,278 and $20,973,556 as compared to $12,571,961 and $30,945,123 for the three and nine months ended December 31, 2019 as the Company reduced its operations team and closed its Norway subsidiary. Consulting fees, technical support, and commissions decreased significantly also due to the Norway office closure and lower sales. Advertising, office-based costs, alongside travel costs also decreased due to reduced business activities. Depreciation and amortization expenses increased due to property, equipment, and intangible assets recorded from Engin acquisition in December 2019. Additionally, the delivery of units resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three- and nine-months period, the Company recorded a warranty provision of $160,125 (December 31, 2019 - $1,356,422) and $1,407,420 (December 31, 2019 - $2,711,213) related to the estimated expectation of warranty costs.

During the nine months ended December 31, 2020, due to the Covid-19 pandemic conditions, and the narrowing oil price spread, we decided to cease operations of our Norway subsidiary. As a result, a gain on disposition of the Norway subsidiary of $239,174 was recognized.

During the nine months ended December 31, 2020, we recorded a gain of $3,240,250 (¥22,000,000) related to the re-evaluation of the probability of the contingent consideration associated with the Engin acquisition.

For the three and nine months ended December 31, 2020, our company had a net loss of $3,180,647 and $371,957 ($0.07 per share and $0.01 per share respectively) compared to net income of $2,400,136, and $11,036,141 ($0.05 per share and $0.24 per share respectively) for the three and nine month period ended December 31, 2019.

Liquidity and Capital Resources

Working Capital

	December 31, 2020	March 31, 2020
Current Assets	$45,958,263	$64,182,889
Current Liabilities	$47,412,017	$67,713,871
Working Capital (Deficit)	$(1,453,754)	$(3,530,982)

Cash Flows

	Nine months Ended December 31, 2020	Nine months Ended December 31, 2019
Net Cash Provided by (Used in) Operating Activities	$(10,180,491)	$17,528,058
Net Cash Used in Investing Activities	$14,015	$(4,231,248)
Net Cash Provided by (Used in) Financing Activities	$1,750	$(614,546)
Effect of Exchange Rate Changes on Cash	$209,921	$246,634
Net Change in Cash	$(9,954,805)	$12,928,898

As of December 31, 2020, we had $11,432,129 in cash, $45,958,263 in total current assets, $47,412,017 in total current liabilities. We had a working capital deficit of $1,453,754, compared to a working capital deficit of $3,530,982 at March 31, 2020. The Company’s working capital deficit improved as we closed Norway office and the contingent payable for Engin acquisition was removed due to payment condition not met. The Company’s contract assets, contract liabilities, and accruals change significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the nine months ended December 31, 2020, we used $10,180,491 in operating activities, whereas we received $17,528,058 from operating activities for the nine months period ended December 31, 2019. The negative operating cash flow for the nine months ended December 31, 2020 was mainly resulted from changes in accounts payable and accruals, contract assets, and contract liabilities as well as the Covid-19 pandemic conditions.

During the nine months ended December 31, 2020, we received $14,015 in investing activities, whereas we used $4,231,248 in investing activities during the nine months ended December 31, 2019. Our investing activities for the nine months ended December 31, 2020 were primarily related to cash acquired from the acquisition of Innoergy less acquisition costs and additions of property and equipment.

Our financing activities for the nine months ended December 31, 2020 were $1,750 from a stock option exercise, whereas we used $614,546 from financing activities for the nine months ended December 31, 2019. Our financing activities for the nine months ended December 31, 2020 were primarily related to exercise of stock options.

Subsequent Events

a)	On January 11, 2021, the Company received notice for the conversion of $10,000 of principle and $81,592 of interest due under a convertible promissory note. Accordingly, the Company has issued 228,981 common shares in settlement at the conversion rate of $0.40 per share (Note 10).

b)	On January 14, 2021, the Company entered into a Battery Energy Storage System Strategic Manufacturing Framework Agreement (the “Framework Agreement”) with Shanghai Electric Gotion New Energy Technology Co., Ltd. (“SEG”).

Under the terms of the Framework Agreement, the parties will work together towards the development of various lithium-ion Battery Energy Storage System (BESS) projects around the world. The Company, through its wholly owned subsidiary, Pacific Green Energy Storage Technologies, Inc., will manage each project’s overall execution, including system design, integration and commercial optimization, while SEG will produce the battery technology as the equipment manufacturer.

c)	On January 15, 2021, the Company granted 25,000 stock options to an officer of the Company. The stock options are exercisable at a 25% discount to market and vest on January 15, 2021. These stock options are exercisable 12 months following the grant date.

d)	On February 1, 2021, the Company appointed Peter Rossbach to become an Independent Non-Executive Director of our Company.

e)	On February 2, 2021, the Company executed a settlement agreement and a postponement agreement with Scorpio Bulkers Inc. (“SALT”) and Scorpio Tankers Inc. (STNG), respectively. Under the terms of the settlement agreement, SALT has been released from its commitments and guarantees related to its previous purchase contracts in exchange for: (1) $7,215,000 paid within 5 days of settlement, and (2) deposits and other monies already transferred to the Company with respect to the contracts. Each party is thereinafter released from any further guarantees or claims related to these contracts. Under the terms of the postponement agreement, STNG is released from its commitments under previous purchase contracts in exchange for: (1) $5,276,500 paid within 5 days of settlement, (2) $2,683,250 paid at the 6-month anniversary of the settlement, and (3) deposits and other monies already transferred to the Company with respect to the contracts. Under the postponement agreement, STNG retains an option for nine months allowing it to pay $2,638,250 to “unfreeze” between eleven and nineteen of the remaining STNG purchase agreements. If the option is exercised, the Company will be required to deliver under the current commitment with a revised timeline for delivery at a pre-agreed purchase price. For all vessels not covered under such an exercised option, each party is released from any further guarantees or claims related to these contracts.

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

As of December 31, 2020, we had $11,432,129 cash on hand. Our anticipated profits realized from sales of ENVI marine units are expected to fund our planned expenditure levels in the short term. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended December 31, 2020 have been prepared on a going concern basis.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents, customer relationships, plant designs, backlog, and software licensing, Intangible assets are reviewed annually for impairment. The patents, which were acquired in 2013 and written down in 2015, are being amortized straight-line over the estimated useful life of 17 years. During the year ended March 31, 2020, the Company acquired customer relationships, plant designs, backlog, and software licensing, which are amortized straight-line over the estimated useful life of 6, 6, 2, and 10 years.

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

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2020, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Derivative liabilities	-	133,240	-

Total	-	133,240	-

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our president (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our president (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. On December 20, 2019, the Company acquired 100% of the equity of Shanghai Engin Digital Technology Co. Ltd. Please read Item 1 - Financial Statements: Note 7 – Acquisition of Shanghai Engin Digital Technology Co. Ltd.

Management have excluded from its evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2020, Engin business’s internal control over financial reporting associated with net assets of $7,104,080 and total revenues of $483,358 included in the Company’s consolidated financial statements as of and for the quarter ended December 31, 2020. On October 19, 2020, the Company acquired 100% of the equity of Innoergy Ltd. Please read Item 1 - Financial Statements: Note 8 – Acquisition of Innoergy Ltd. Management have excluded from its evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2020, Innoergy business’s internal control over financial reporting associated with net assets of $1,572 and total revenues of $nil included in the Company’s consolidated financial statements as of and for the quarter ended December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have yet to establish any history of profitable operations. We incurred a cumulative deficit of $75,693,292 for the period from April 5, 2011 (inception) to December 31, 2020. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. We generated our first net income during the year ended March 31, 2020 of $10,381,420. We expect that future revenues and profitability will be sufficient to sustain our operations for the foreseeable future. However, the current Covid-19 pandemic is causing significant challenges to our operations in terms of deliverables to our customers. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so.

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

As of December 31, 2020, the Company’s cash reserves are approximately $11.4 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 12, 2021	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: February 12, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 12, 2021	By:	/s/ Scott Poulter
Scott Poulter
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: February 12, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)