Form 10-K
period 2021-03-31
Pacific Green Technologies Inc.
filed 2021-06-29
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2020, was $28,655,921 based on a $1.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

46,990,565 common shares issued and outstanding as of June 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PacificGreen
Technologies Group

PacificGreen
Energy Storage Technologies

2021
Annual Report

Pacific Green Technologies Inc.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom corporation, (5) Pacific Green Marine Technologies (Norway) AS, a Norwegian company, (6) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Hydrogen Technologies Inc., a Delaware corporation, (10) Pacific Green Wind Technologies Inc., a Delaware corporation, (11) Pacific Green Technologies International Ltd., a British Virgin Islands company, (12) Pacific Green Technologies Asia Ltd., a Hong Kong company, (13) Pacific Green Technologies China Ltd., a Hong Kong company, (14) Pacific Green Technologies (Australia) Pty Ltd., an Australia Company, (15) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (16) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (17) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (18) Pacific Green Energy Parks Inc., a Delaware corporation, (19) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (20) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (21) Richborough Energy Park Ltd., a United Kingdom company, unless otherwise indicated.

Corporate History

Our company was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, we changed our name to In-Sports International, Inc. In August 2002, we changed our name from In-Sports International, Inc. to ECash, Inc. In 2007, due to limited financial resources, we discontinued our operations. Over the course of the ensuing five years, we sought out new business opportunities.

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

Original Strategy and Recent Business

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

Vision & Strategy

Pacific Green envisions a world of rapidly growing demand for renewable energy technological solutions to address the challenges presented by a changing climate. Having achieved success in marine emission control technologies we have now broadened our business to provide turnkey and scalable end-to-end technology solutions in the renewable energy sector. Our technological platform now has four main components:

●	Emission Control Systems (“ECS”);

●	Concentrated Solar Power (“CSP”);

●	Battery Energy Storage Systems (“BESS”); and

●	Electric Vehicle Charging Stations (“EVCS”).

In all the above areas, the Company plans to execute this vision by a dual strategy of equipment sales and proactive infrastructure ownership, each to be led by acquisitions of technology capabilities and project investment opportunities, highlighted to date by the following events:

●	on December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd. (“Engin”) a solar design, development and engineering company. Engin is a design and engineering business focused primarily on CSP, desalination and waste to energy technologies. Engin’s CSP reference plants in China comprise over 150MW and we are now in talks to provide CSP alongside future ammonia and hydrogen production facilities in Asia and South America;

●	on October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients include Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Royal Dutch Shell plc. The acquisition underpins our entry into the BESS market; and

●	on March 18, 2021, the Company acquired Richborough Energy Park Limited (“Richborough”), a BESS development project to deliver 100MW of energy in Kent, UK.

In support of this dual strategy, we have adopted a Human Resource Strategy that seeks to hire the best talent in the core areas of our business. At March 31, 2021 the Company employed approximately 59 staff across a network of offices around the world. Our hiring plan includes the addition of sales and project execution specialists.

Strategic Partnerships

Pacific Green has forged global partnerships with private and state-owned energy providers and owners. This strategic alignment with leading energy industry platforms empowers Pacific Green to provide quickly scalable solutions in the core areas of our business, to gather unique insights on cutting-edge trends and leverage recurring revenue opportunities that enable us to cross-sell products and services.

The Company has entered into several partnership and framework agreements in the core areas of our business.

ECS

The Company has a joint venture with PowerChina SPEM Limited (the “JV”). The JV has successfully provided manufacturing, installation and logistical support on over USD$200m of ECS business, particularly in the marine industry. PowerChina is one of the largest EPC contractors in the world with annual revenues of approximately USD$50bn.

CSP

On December 23, 2019, the Company entered into a International Strategic Alliance Agreement with (1) Beijing Shouhang IHW Resources Saving Technology Company Ltd. (“Shouhang”), a company listed on the Shenzhen Stock Exchange in China, and (2) PowerChina.

The Strategic Alliance Agreement provides for the development of CSP plants whereby (1) the Company provides the Intellectual Property, the technical know-how, design and engineering, (2) Shouhang provides manufacturing of the solar field and molten salt tank services, and (3) PowerChina provides the EPC role worldwide.

BESS

On January 14, 2021, the Company signed a framework agreement with Shanghai Electric Gotion New Energy Technology Co., Ltd (“SEG”). The agreement provides for the supply of lithium-ion BESS. SEG is a joint-venture between Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) and Guoxuan High-tech Co., Ltd. With multiple production facilities and a long-established history in technology manufacturing and supply-chain management, SEG is well-positioned to provide lithium-ion BESS technology around the world. Shanghai Electric has operating revenues in excess of USD$20bn.

On March 18, 2021, the Company signed a framework agreement with TUPA Limited (“TUPA”) to gain exclusive rights to 1.1GW of BESS projects in the UK. TUPA is a UK based company with expertise in planning, grid connections and land acquisition. The Company has to date executed 100MW in relation to the Richborough Energy Park project mentioned in the M&A section above.

EVCS

The agreement with SEG will extend to EVCS.

In addition to supply agreements, on December 2, 2020, the Company signed a joint venture and marketing agreement with AMKEST to assist with the promotion of the Company’s core business platform in the Kingdom of Saudi Arabia and the wider Middle East. Amkest Group is overseen by its founder, Amr Khashoggi, who holds board positions in numerous influential companies and government bodies across the Kingdom and is currently serving as Strategic Advisor to the Kingdom’s prominent new development city, King Abdullah Economic City (KAEC). Amkest Group’s leadership team is led by Chief Executive Officer, Salman Alireza, whose background includes various founding, executive and director-level positions in the business development sector within the Kingdom of Saudi Arabia, in addition to an MBA from London Business School.

Significant Events

On October 16, 2020, Alexander Shead resigned as a director of the Company. Mr. Shead s resignation did not result from any disagreement with the Company regarding our policies, practices, or otherwise.

On October 19, 2020, the Company completed the acquisition of Innoergy, a designer of battery energy storage systems registered in the United Kingdom whose client include Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Royal Dutch Shell plc. The acquisition marks the Company’s entry into the BESS market in conjunction with its joint venture partner, PowerChina SPEM. Consideration for the acquisition of 100% of Innoergy was determined to be $633,911.

On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. As at June 29, the process of incorporating this entity is still underway.

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

On February 4, 2021, Peter Rossbach became an independent non-executive director of the Company.

On March 18, 2021, the Company acquired Richborough, a BESS development project to deliver 100MW of energy in Kent, UK. Consideration for the acquisition of Richborough was $2,166,452.

Intellectual Property & Technical Know-How

Pacific Green has built a unique horizontal intellectual property platform consisting of:

●	ECS;

●	CSP;

●	BESS; and

●	EVCS.

We do not own, either legally or beneficially, any registered patent or trademark, except for the following proprietary emission abatement systems and associated marks, currently known as:

●	ENVI-CleanTM;

●	ENVI-PureTM, for removing acid gases, particulate matter, dioxins, VOCs and other regulated hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels; and

●	ENVI-MarineTM, a scrubber that can be applied to diesel exhaust emissions that require sulphur and particulate matter abatement (ENVI-CleanTM, ENVI-PureTM and ENVI-MarineTM together, the “Technologies”)

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

Subsidiaries

Our company’s wholly owned subsidiaries are (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom corporation, (5) Pacific Green Marine Technologies (Norway) AS, a Norwegian company, (6) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Hydrogen Technologies Inc., a Delaware corporation, (10) Pacific Green Wind Technologies Inc., a Delaware corporation, (11) Pacific Green Technologies International Ltd., a British Virgin Islands company, (12) Pacific Green Technologies Asia Ltd., a Hong Kong company, (13) Pacific Green Technologies China Ltd., a Hong Kong company, (14) Pacific Green Technologies (Australia) Pty Ltd., an Australia Company, (15) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (16) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (17) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (18) Pacific Green Energy Parks Inc., a Delaware corporation, (19) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (20) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (21) Richborough Energy Park Ltd., a United Kingdom company, unless otherwise indicated.

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

Employees

As of March 31, 2021, the Company’s subsidiaries employed people in Canada, United Kingdom, Hong Kong and China. The Company also relies heavily upon the use of contractors and consultants. The Company employed approximately 59 staff as of March 31, 2021 (110 as of March 31, 2020). The reduction in staff from prior year levels was driven by various restructuring activities, particularly in the marine sector, including the closure on June 19, 2020, of the sales office in Oslo, Norway, resultant from a combination of COVID-19 and the drop in the price of low-sulphur fuel in the marine market. More recently, the Company has hired new staff to support the anticipated growth in the Batteries and Solar businesses.

Item 1A. Risk Factors

Risks Related to our Business

We have a limited operating history with significant losses.

We have yet to establish a sustained history of profitable operations. We incurred a cumulative deficit of $74,140,257 for the period from April 5, 2011 (inception) to March 31, 2021. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. We generated our first net income during the year ended March 31, 2020 of $10,381,420 and further net income during the year ended March 31, 2021 of $1,181,078. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so. The economic driver for the purchase by shipping companies for our marine scrubbers is primarily the spread between low-cost (high sulphur) bunker fuel and high-cost (low sulphur) bunker fuel. Following the oil price drop of 2020 which saw the fuel price spread drop significantly from over $200/tonne to $50/tonne, the demand for our scrubbers fell away. In recent months, the spread has risen to over $100/tonne which provides a strong indication of a possible return of demand, but it is not clear whether this is a continuing upward trend or a temporary rise and we cannot provide assurance of the resumption in demand for our marine scrubber technology. Over the last year we have been exploring alternative strategies to complement our emission control Technologies, and have identified opportunities for both concentrated solar power and battery energy storage systems technologies in various geographies around the world, to support a global transition away from the use of hydrocarbons. We are taking a medium- to long-term view of these opportunities and are at an early stage in pursuing and developing them, and there is no certainty that these will grow and become profitable and cash-generative ventures for us.

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

As a result, our future success depends heavily upon the continuing services of the members of our senior management team. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers. The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

Outbreaks of epidemic diseases, including COVID-19, could adversely impact our business operations.

The novel coronavirus pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic include, or may include, among others:

●	deterioration of worldwide, regional or national economic conditions and activity, which could further reduce or prolong the recent significant declines in energy prices, or adversely affect global demand for oil and petroleum products, and demand for our services;

●	disruptions to our operations as a result of the potential health impact on our employees, and on the workforces of our customers and business partners;

●	disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions, increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;

●	potential reduced cash flows and financial condition, including potential liquidity constraints;

●	reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded securities of us, our peers and of listed companies generally;

●	potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners.

Although disruption and effects from the novel coronavirus pandemic may be temporary, given the dynamic nature of these circumstances and the worldwide nature of our business and operations, the duration of any business disruption and the related financial impact to us cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

Significant drop in oil price may have a material adverse effect on our business.

In March 2020, Saudi Arabia triggered an oil price war in response to Russia’s refusal to reduce oil production in order to keep prices for oil at moderate level. This economic conflict resulted in a sharp drop of oil price over the spring of 2020, including low sulphur fuel oil. The corresponding reduction in the price of low sulphur fuel oil could negatively affect the demand for our marine scrubbers. Fuels with higher sulphur content have been cheaper than low sulphur fuel historically. Our marine scrubbers allow our customers to use fuels with higher sulphur content. A decrease in the demand for marine scrubbers, which allow the use of heavy fuel oil under IMO 2020, could reduce our sales of marine scrubbers.

Adverse economic conditions

Economic downturns and financial crises in the global markets could produce illiquidity in the capital markets, market volatility, increased exposure to interest rate and credit risks and reduced access to capital markets. If global financial markets and economic conditions significantly deteriorate in the future, we may face restricted access to the capital markets or bank lending, which may make it more difficult and costly to fund future growth. Decreased access to such resources could have a material adverse effect on our business, financial condition and results of operations.

Adverse economic conditions or other developments relating directly to our customers may lead to a decline in our customers’ operations or ability to pay for our services, which could result in decreased demand for our services. Our customers’ inability to pay for any reason could also result in their default on our current contracts and charters. The decline in the amount of services requested by our customers or their default on our contracts with them could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to make or realize expected benefits from acquisitions and implementing our long-term strategy of growth through acquisitions may harm our financial condition and performance

A principal component of our long-term strategy is to continue to grow by expanding our business both in the geographic areas and markets where we have historically focused as well as into new geographic areas, market segments and services. We may not be successful in expanding our operations and any expansion may not be profitable. Our long-term strategy of growth through acquisitions involves business risks commonly encountered in acquisitions of companies, including:

●	interruption of, or loss of momentum in, the activities of one or more of an acquired company’s businesses and our businesses;

●	additional demands on members of our senior management while integrating acquired businesses, which would decrease the time they have to manage our existing business, service existing customers and attract new customers;

●	difficulties identifying suitable acquisition candidates;

●	difficulties integrating the operations, personnel and business culture of acquired companies;

●	difficulties coordinating and managing geographically separate organizations;

●	adverse effects on relationships with our existing suppliers and customers, and those of the companies acquired;

●	difficulties entering geographic markets or new market segments in which we have no or limited experience; and

●	loss of key officers and employees of acquired companies.

Acquisitions may not be profitable to us at the time of their completion and may not generate revenues sufficient to justify our investment. In addition, our acquisition growth strategy exposes us to risks that may harm our results of operations and financial condition, including risks that we may: fail to realize anticipated benefits, such as cost-savings, revenue and cash flow enhancements and earnings accretion; decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions; incur additional indebtedness, which may result in significantly increased interest expense or financial leverage, or issue additional equity securities to finance acquisitions, which may result in significant shareholder dilution; incur or assume unanticipated liabilities, losses or costs associated with the business acquired; or incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Exposure to currency exchange rate fluctuations results in fluctuations in our cashflows and operating results

Substantially all of our revenues are earned in U.S. dollars, although we will be paid in GB pounds and Australian dollars for future anticipated UK-based and Australian-based battery energy storage system contracts, respectively. A portion of our operating costs are incurred in currencies other than U.S. dollars. This partial mismatch in operating revenues and expenses leads to fluctuations in net income due to changes in the value of the U.S. dollar relative to other currencies, in particular the GB pound. Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar relative to other currencies also result in fluctuations of our reported revenues and earnings. Under U.S. accounting guidelines, all foreign currency-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, advances from affiliates and long-term debt are revalued and reported based on the prevailing exchange rate at the end of the applicable period. This revaluation historically has caused us to report significant unrealized foreign currency exchange gains or losses each period.

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

Competition within the renewable energy industry may prevent us from becoming profitable.

The renewal energy industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can with our Technologies. A number of competitors have developed more mature businesses than us and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than our Technologies and may also have greater resources to create or develop new technologies and products than us. Failure to compete in the alternative energy industry may prevent us from becoming profitable, and thus you may lose your entire investment.

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

As of March 31st, 2021, the Company’s cash reserves are approximately $23.4 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

We have an operations headquarters, based at 4 Albemarle Street, London, W1S 4GA, United Kingdom.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2021	$3.76	$1.28
December 31, 2020	$4.65	$0.80
September 30, 2020	$1.50	$0.62
June 30, 2020	$2.50	$1.15
March 31, 2020	$3.35	$1.20
December 31, 2019	$3.30	$2.10
September 30, 2019	$3.88	$2.27
June 30, 2019	$4.25	$3.00
March 31, 2019	$3.23	$2.90

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of June 29, 2021, there were 283 holders of record of our common stock. As of such date, 46,990,565 of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On January 15, 2021, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2021. The options are exercisable on January 15, 2022 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On March 31, 2021, the Company granted 75,000 stock options to Riseley D’Souza. 25,000 options at exercise price of $0.01 and 50,000 options at exercise price of $1.50. The options are exercisable on March 31, 2021 for a period of three years.

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

On January 11, 2021, the Company issued 228,980 shares of common stock with a fair value of $354,921 pursuant to a conversion of $10,000 in principal and $344,921 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.55 per share. This transaction resulted in a gain on extinguishment of debt of $3,077.

On March 30, 2021, the Company issued 106,375 shares of common stock with a fair value of $222,304 for investor relations.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2021 and 2020 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in section Item 1A “Risk Factors” of this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2021 and 2020.

Revenue for the year ended March 31, 2021 was $61,413,520 versus $130,138,574 for the year ended March 31, 2020. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the year ended March 31, 2021, the Company was in various stages of engineering, delivery, and commissioning of 69 (2020 – 107) marine scrubber units which contributed to revenue of $60,945,254 (2020 – $129,688,156). The decrease in revenue was due to a major client deferring 32 marine scrubber units to 2021. 13 of these units have been cancelled. The remainder are still postponed with an option to either proceed or cancel. Engin contributed to revenue of $468,266 from providing design and engineering services for CSP contracts during the year ended March 31, 2021 (March 31, 2020 – $450,418).

The gross profit margin for the year ended March 31, 2021 was approximately 35% (2020 – 40%).

Due to the current Covid-19 pandemic and the lower than anticipated oil price spread, expenses for the year ended March 31, 2021, were $24,321,962 as compared to $41,529,313 for the year ended March 31, 2020 as the Company reduced its operations team and closed its Norway subsidiary. Management and technical consulting fees decreased significantly also due to the Norway office closure and lower sales. Management and technical consulting fees were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Advertising, office-based costs, alongside travel costs also decreased due to reduced business activities. Professional fees were mainly comprised of legal, audit, and accounting costs. During the last 12 months, there were more professional fees incurred due to increased complexity of business requirements and acquisition work. Depreciation and amortization expenses increased mainly due to property, equipment, and intangible assets recorded from Engin acquisition in December 2019. Additionally, the delivery of units resulted in a warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the year ended March 31, 2021, the Company recorded a warranty expense of $1,228,092 (2020 - $1,630,541) related to the estimated expectation of warranty costs.

During the year ended March 31, 2021, we recorded a gain of $3,240,250 (¥22,000,000) related to the re-evaluation of the probability of the contingent consideration associated with the Engin acquisition. The reason was that the required conditions for the final payment were not met by the selling party.

During the year ended March 31, 2021, due to the Covid-19 pandemic conditions and the narrowing oil price spread, we decided to cease operations of our Norway subsidiary. As a result, a gain on disposition of the Norway subsidiary of $239,174 was recognized.

For the year ended March 31, 2021, our company had a net income of $1,181,078 ($0.03 per share) compared to net income of $10,381,420 ($0.23 per share) for the year ended March 31, 2020.

Our financial results for the years ended March 31, 2021 and 2020 are summarized as follows:

	Year Ended
	March 31,
	2021	2020
Revenues	$61,413,520	$130,138,574
Cost of goods sold	$(39,828,410)	$(78,566,155)
Gross profit	$21,585,110	$51,572,419

Expenses
Advertising and promotion	$902,015	$1,257,901
Amortization of intangible assets	$1,601,222	$1,070,698
Bad debts expense	$705,454	$450,262
Depreciation	$184,975	$87,614
Foreign exchange loss (gain)	$235,758	$(780,567)
Impairment	$37,700	$–
Management and technical consulting	$8,319,910	$22,905,321
Operating lease expense	$489,796	$428,733
Office and miscellaneous expense	$1,576,044	$2,721,884
Professional fees	$1,970,945	$1,428,774
Research and development	$62,943	$98,041
Salaries and wages	$6,364,656	$6,527,743
Transfer agent and filing fees	$258,777	$214,203
Travel and accommodation	$383,675	$3,488,165
Warranty and related	$1,228,092	$1,630,541
Total expenses	$24,321,962	$41,529,313

Other Income (Expense)
Financing interest income	$628,330	$95,136
Gain (loss) on change in fair value of derivative liability	$(134,472)	$257,102
Gain on termination of lease	$3,019	$–
Gain on derecognition of subsidiary	$239,174	$–
Gain on reduction of acquisition costs of subsidiary	$3,240,250	$–
Interest income (expense) and other	$(58,371)	$(13,924)
Net Income	$1,181,078	$10,381,420

Liquidity and Capital Resources

Working Capital Deficit

	At March 31, 2021	At March 31, 2020
Current Assets	$41,228,286	$64,182,889
Current Liabilities	$41,180,588	$67,713,871
Working Capital (Deficit)	$47,698	$(3,530,982)

Cash Flows

	Year Ended March 31, 2021	Year Ended March 31, 2020
Net Cash Provided by Operating Activities	$3,402,719	$23,449,250
Net Cash Used in Investing Activities	$(1,559,728)	$(4,247,690)
Net Cash Provided by (Used in) Financing Activities	$1,750	$(614,546)
Effect of Exchange Rate Changes on Cash	$204,742	$(63,228)
Net Change in Cash and Cash Equivalents	$2,049,483	$18,523,786

As of March 31, 2021, we had $23,436,417 in cash, $41,228,286 in total current assets, $41,180,588 in total current liabilities, and working capital of $47,698, compared to a working capital deficit of $3,530,982 as at March 31, 2020. The Company’s working capital deficit improved as we closed Norway office and the contingent payable for Engin acquisition was removed due to payment condition not being met. The Company’s contract assets, contract liabilities and accruals changed significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the year ended March 31, 2021, we received $3,402,719 from operating activities, whereas we received $23,449,250 on operating activities for the year ended March 31, 2020. Operating cash flows for the year ended March 31, 2021 primarily consist of deposits and instalments received from customers and our corresponding manufacturing outlays. During the year ended March 31, 2021, the company was in various stages of engineering, delivery, and commissioning of 69 (2020 – 107) marine scrubber units. We completed our revenue-generating activities on substantially all of these vessels in 2021.

During the year ended March 31, 2021, we used $1,559,728 in investing activities, whereas we used $4,247,690 in investing activities during the year ended March 31, 2020. Our investing activities for the year ended March 31, 2021 were primarily related to the acquisition of Innoergy, Richborough, and of office equipment.

During the year ended March 31, 2021, we received $1,750 related to financing activities, whereas we spent $614,546 from financing activities during the year ended March 31, 2020. Our financing activity for the year ended March 31, 2021 related to exercise of stock options.

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

We currently have office locations in the United States, Canada, United Kingdom, China, Hong Kong and Australia. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of March 31, 2021, we had $23,436,417 in cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the year ended March 31, 2021 have been prepared on a going concern basis.

The assessment of the liquidity and going concern requires the Company to make judgments about the existence of conditions or events that raise substantial doubt about the ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This includes judgments about the Company's future activities and the timing thereof and estimates of future cash flows. Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Changes in the assumptions could have a material impact on the forecasted liquidity and going concern assessment.

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

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, contract assets and liabilities associated with revenue contracts in progress, contingent consideration on asset acquisition, warranty accruals, going concern, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents, customer relationships, plant designs, and software licensing. The patents, which were acquired in 2013, are being amortized on a straight-line over the estimated useful life of 17 years. The other intangible assets, which were acquired in December 2019, are being amortized according to the following table. Intangible assets are reviewed annually for impairment.

Patents	17 years straight-line
Customer relationships	6 years straight-line
Plant designs	6 years straight-line
Software licensing	10 years straight-line

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

Revenue Recognition

The Company derives revenue from the sale of emission control equipment and related services as well as providing design and engineering services for Concentrated Solar Power.

Irrespective of the line of business described above, revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

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

In the case of settlement agreement with customers where no continued performance obligation is required, the Company recognizes revenue based on consideration settled according to the agreement.

Contracts signed with one customer has a significant financing component. The Company provides design, production, and installation services of scrubber units to this customer. 20% of the contract price is payable at least 6 calendar months prior to the dry dock date. The remaining 80% is payable in 24 equal monthly instalments starting at the end of the calendar month following the installation date on a vessel-by-vessel basis. As 80% of the contract price is payable after the last performance obligation towards the scrubber, a significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

Accounts Receivable

Accounts receivables consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence.

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

The Company’s financial instruments consist principally of cash, short term investments, accounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, and operating lease liability. The recorded values of all financial instruments are at amortized cost which approximate their current fair values because of their nature and respective maturity dates or durations.

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

Warranty Provision

The Company reserves a 2% warranty provision on the completion of a contract following the commissioning of marine scrubbers, there being a number of milestone-based stage payments. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve to twenty-four months. The Company provides warranties to customers for the design, materials, and installation of scrubber units. The Company has a back-to-back manufacturing guarantee from its major supplier, which covers materials, production, and installation. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assess the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary.

Lease

Leases classified as operating leases, where the Company is the lessee, are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease for each individual lease arrangement or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

March 31, 2021

(Expressed in US dollars)

Report  of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Pacific Green Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. In making this assessment, the Company has evaluated whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. This included assessment of liquidity, judgments about the Company’s future activities including the estimates of future cash flows. The Company concluded that there are no known or currently foreseeable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

We identified the assessment of the existence of conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern as a critical audit matter. The evaluation of the Company’s estimate of cash flows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash flows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s assessment of its ability to continue as a going concern. This included a control related to determination of significant assumptions used in the forecasted model of liquidity, including forecast sales and forecast costs. We assessed the reasonableness of the significant assumptions used in the Company’s forecasted model of liquidity by comparing the forecasted cash flows to actual results, underlying agreements and documentation. We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast. We performed sensitivity analyses to assess the impact of changes in the significant assumptions included in the Company’s forecasted model of liquidity. We assessed the Company’s forecasted model of liquidity in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by the Company.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2019.

Vancouver, Canada

June 29, 2021

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2021 $	March 31, 2020 $

ASSETS
Cash and cash equivalent	23,436,417	21,386,934
Short-term investments and amounts in escrow (Note 3)	1,126,728	718,100
Accounts receivable, net of allowance for doubtful account of $1,559,757 in 2021 and $361,858 in 2020	10,996,220	16,161,811
Prepaid expenses and parts inventory	932,948	839,705
Contract assets (Note 10)	4,329,607	24,604,339
Lease receivable, current portion (Note 4)	406,366	472,000
Total Current Assets	41,228,286	64,182,889

Lease receivable (Note 4)	–	369,634
Long term receivable	2,735,415	2,027,855
Project under development (Note 9)	2,001,116	–
Property and equipment (Note 5)	1,229,828	1,301,905
Intangible assets (Note 6)	11,180,524	12,575,303
Goodwill (Note 7 and 8)	4,293,789	3,524,162
Right of use asset	1,118,949	1,813,921
Security deposit	635,870	430,568
Total Assets	64,423,777	86,226,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 12)	24,486,138	42,276,285
Warranty provision (Note 13)	2,425,107	1,089,356
Contract liabilities (Note 10)	13,603,559	23,553,267
Convertible debenture (Note 11)	–	30,000
Current portion of lease obligations (Note 20)	490,947	548,338
Due to related parties (Note 14)	174,837	42,141
Derivative liability (Note 11)	–	174,484
Total Current Liabilities	41,180,588	67,713,871

Long-term accounts payable and accrued liabilities (Note 12)	3,294,342	1,622,284
Long-term lease obligations (Note 20)	822,289	1,305,722
Total Liabilities	45,297,219	70,641,877

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 46,990,565 and 45,659,971 shares issued and outstanding, respectively (Note 15)	46,991	45,660
Additional paid-in capital	92,327,092	90,653,018
Accumulated other comprehensive income	892,732	207,017
Deficit	(74,140,257)	(75,321,335)
Total Stockholders’ Equity	19,126,558	15,584,360
Total Liabilities and Stockholders’ Equity	64,423,777	86,226,237

Nature of Operations (Note 1)

Commitment (Note 20)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. Dollars)

	Year Ended March 31, 2021 $	Year Ended March 31, 2020 $

Sales (Note 10)	61,413,520	130,138,574
Cost of goods sold (Note 10)	(39,828,410)	(78,566,155)
Gross profit	21,585,110	51,572,419

Expenses
Advertising and promotion	902,015	1,257,901
Amortization of intangible assets (Note 6)	1,601,222	1,070,698
Bad debts expense	705,454	450,262
Depreciation (Note 5)	184,975	87,614
Foreign exchange loss (gain)	235,758	(780,567)
Impairment of intangible assets (Note 6)	37,700	–
Management and technical consulting	8,319,910	22,905,321
Operating lease expense (Note 20)	489,796	428,733
Office and miscellaneous	1,576,044	2,721,884
Professional fees	1,970,945	1,428,774
Research and development	62,943	98,041
Salaries and wage expenses	6,364,656	6,527,743
Transfer agent and filing fees	258,777	214,203
Travel and accommodation	383,675	3,488,165
Warranty and related (Note 13)	1,228,092	1,630,541
Total expenses	24,321,962	41,529,313
(Loss) income before other income (expense)	(2,736,852)	10,043,106
Other income (expense)
Financing interest income	628,330	95,136
(Loss) gain on change in fair value of derivative liability (Note 11)	(134,472)	257,102
Gain on termination of lease	3,019	–
Gain on derecognition of cost of subsidiary (Note 19)	239,174	–
Gain on reduction in acquisition costs of subsidiary (Note 7)	3,240,250	–
Interest income (expense) and other	(58,371)	(13,924)
Total other income	3,917,930	338,314

Net income for the year	1,181,078	10,381,420
Other comprehensive income

Foreign currency translation gain (loss)	685,715	(63,228)

Comprehensive income for the year	1,866,793	10,318,192
Net income per share, basic and diluted	0.03	0.23
Net income per share, diluted	0.03	0.22
Weighted average number of shares outstanding, basic[1]	46,543,758	46,022,709
Weighted average number of shares outstanding, diluted	46,618,758	46,201,052

(1)	The period ended March 31, 2021, includes 337,500 stock options (March 31, 2020 – 487,500) that are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive		Stockholder’s
	Shares	Amount	Capital	Income	Deficit	Equity
	#	$	$	$	$	$

Balance March 31, 2019	45,493,439	45,493	90,684,174	270,245	(85,702,755)	5,297,157

Fair value of options granted	–	–	91,711	–	–	91,711
Shares issued for cancellation (Note 15)	25,000	25	73,475	–	–	73,500
Shareholder settlement (Note 15)	–	–	135,454	–	–	135,454
Shares issued for acquisition (Note 15)	125,000	125	368,625	–	–	368,750
Shares issued to employees (Note 15)	16,532	17	49,579	–	–	49,596
Settlement of warrants (Note 16)	–	–	(750,000)	–	–	(750,000)
Foreign exchange translation (loss)	–	–	–	(63,228)	–	(63,228)
Net income for the year	–	–	–	–	10,381,420	10,381,420
Balance March 31, 2020	45,659,971	45,660	90,653,018	207,017	(75,321,335)	15,584,360
Fair value of options granted	–	–	207,350	–	–	207,350
Shares issued for option exercise (Note 17)	175,000	175	1,575	–	–	1,750
Shares issued for commissions (Note 15)	95,238	96	95,143	–	–	95,239
Shares issued for employee settlement and investor relations (Note 15)	256,375	256	391,568	–	–	391,824
Shares issued on debt conversion (Note 15)	278,981	279	401,463	–	–	401,742
Shares issued for acquisition (Note 15)	525,000	525	576,975	–	–	577,500
Foreign exchange translation	–	–	–	685,715	–	685,715
Net income for the year	–	–	–	–	1,181,078	1,181,078
Balance March 31, 2021	46,990,565	46,991	92,327,092	892,732	(74,140,257)	19,126,558

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2021	2020
	$	$

Operating Activities

Net income for the year	1,181,078	10,381,420
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	1,601,222	1,070,698
Gain on disposition of subsidiary	(242,193)	–
Gain on reduction of acquisition costs of subsidiary (Note 7)	(3,240,250)	–
Operating lease expense (Note 20)	489,796	428,733
Depreciation (Note 5)	184,975	87,614
Lease finance charge	36,733	56,358
(Gain) Loss on change in fair value of derivative liability (Note 11)	134,472	(257,102)
Fair value of stock options granted	207,350	91,711
Shares issued for services (Note 15)	487,012	123,096
Loss on unrealized foreign exchange	172,134	–
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	507,151	1,018,838
Accounts receivable	4,868,895	(15,892,527)
Prepaid expenses and deposits	(134,881)	(358,572)
Lease payments	(536,114)	(388,594)
Contract assets	20,274,732	(12,366,514)
Accounts payable and accrued liabilities	(14,108,132)	33,858,164
Warranty provision	1,335,751	968,011
Contract liabilities	(9,949,708)	4,702,780
Due to related parties	132,696	(74,864)
Net Cash Provided by Operating Activities	3,402,719	23,449,250

Investing Activities:
Acquisition of businesses, net of cash acquired	114,013	(3,800,876)
Asset acquisition	(681,957)	–
Additions of property and equipment	(76,005)	(446,814)
Short-term investments	(915,779)	–
Net Cash Used in Investing Activities	(1,559,728)	(4,247,690)

Financing Activities
Proceeds from exercise of stock options (Note 15)	1,750	–
Shareholder settlement (Note 15)	–	135,454
Share purchase warrants settled (Note 16)	–	(750,000)
Net Cash Provided by (Used in) Financing Activities	1,750	(614,546)
Effect of Foreign Exchange Rate Changes on Cash	204,742	(63,228)
Change in Cash and Cash Equivalents	2,049,483	18,523,786
Cash and Cash Equivalents, Beginning of Year	21,386,934	2,863,148
Cash and Cash Equivalents, End of Year	23,436,417	21,386,934

Non-Cash Investing and Financing Activities, excluded in above:
Common stock issuable in acquisition	525,000	368,750
Consideration accrued for acquisition, net of imputed discount	1,516,985	5,190,023
Right of use assets and lease obligations recognized	–	2,190,569
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	9,632	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies. On December 20, 2019, the Company acquired Shanghai Engin Digital Technology Co. Ltd., a company incorporated and registered in China (“Engin”). Engin is a solar design, development, and engineering company (Note 7). On June 19, 2020, Engin was changed to Pacific Green Technologies (Shanghai) Co. Ltd. On October 19, 2020, the Company acquired Innoergy Limited (“Innoergy”). Innoergy is a designer of battery energy storage systems and registered in the United Kingdom (Note 8). In connection with the acquisition, Innoergy adopted the name Pacific Green Innoergy Technologies Limited. On March 18, 2021, the Company acquired Richborough Energy Park Ltd. (“Richborough”), a company in the business of battery energy storage systems and registered in the United Kingdom (Note 9).

In connection with preparing consolidated financial statements for each annual and interim reporting period, the Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans and actions that have not been fully implemented as of the date that the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both: (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued; and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

Management’s evaluation has concluded that there are no known or currently foreseeable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. These consolidated financial statements have therefore been prepared on the basis that the Company will continue as a going concern.

The assessment of the liquidity and going concern requires the Company to make judgments about the existence of conditions or events that raise substantial doubt about the ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This includes judgments about the Company's future activities and the timing thereof and estimates of future cash flows. Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Changes in the assumptions could have a material impact on the forecasted liquidity and going concern assessment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Marine Technologies (Norway) SA (“PGN”)	Wholly-owned subsidiary of PGTU
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Hydrogen Technologies Inc. (“PGHT”)	Wholly-owned subsidiary
Pacific Green Wind Technologies Inc (“PGWT”)	Wholly-owned subsidiary
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies (Asia) Ltd. (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies (China) Ltd. (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGTA
Pacific Green Environmental Technologies (Asia) Ltd. (“PGETA”)	50.1% owned subsidiary
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGESU

On July 1, 2020, the Company ceased operations of PGN (Note 19). PGN has been deconsolidated as it has been run by the courts. All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, contract assets and liabilities associated with revenue contracts in progress, contingent consideration on asset acquisition, warranty accruals, going concern, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates, net of any residual value determined.

Furniture and equipment	5 years straight-line
Leasehold improvements	3 years straight-line
Test Scrubber system	20 years straight-line
Computer equipment	5 years straight-line
Building	20 years straight-line

(d)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents, customer relationships, plant designs, and software licensing. The patents, which were acquired in 2013, are being amortized on a straight-line over the estimated useful life of 17 years. The other intangible assets, which were acquired in December 2019, are being amortized according to the following table. Intangible assets are reviewed annually for impairment.

Patents	17 years straight-line
Customer relationships	6 years straight-line
Plant designs	6 years straight-line
Software licensing	10 years straight-line

(e)	Impairment of Long-lived Assets

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

Years Ended March 31, 2021 and 2020

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

The Company’s financial instruments consist principally of cash, short term investments, accounts receivable, lease receivable, amounts due from and to related parties, accounts payable and accrued liabilities, and operating lease liability. The recorded values of all financial instruments are at amortized cost which approximate their current fair values because of their nature and respective maturity dates or durations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(g)	Revenue Recognition

The Company derives revenue from the sale of emission control equipment and related services as well as providing design and engineering services for Concentrated Solar Power.

Irrespective of the line of business described above, revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

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

In the case of settlement agreement with customers where no continued performance obligation is required, the Company recognizes revenue based on consideration settled according to the agreement.

Contracts signed with one customer has a significant financing component. The Company provides design, production, and installation services of scrubber units to this customer. 20% of the contract price is payable at least 6 calendar months prior to the dry dock date. The remaining 80% is payable in 24 equal monthly instalments starting at the end of the calendar month following the installation date on a vessel-by-vessel basis. As 80% of the contract price is payable after the last performance obligation towards the scrubber, a significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

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

The Company reserves a 2% warranty provision on the completion of a contract following the commissioning of marine scrubbers, there being a number of milestone-based stage payments. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve to twenty-four months. The Company provides warranties to customers for the design, materials, and installation of scrubber units. The Company has a back-to-back manufacturing guarantee from its major supplier, which covers materials, production, and installation. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assess the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary.

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

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGTA, PGTU, PGMG, PGTC, PGTIL, PGMT US, PGST, PGEP, PGEST, PGT Can, and PGN are United States dollar. The functional currency of ENGIN and GNPE are Chinese Yuan. PGESU, Innoergy, and Richborough use the United Kingdom Pound as their functional currency. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of ENGIN, GNPE, PGESU, Innoergy, and Richborough are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential options and warrants outstanding during the period using the treasury stock method and convertible debenture using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2021, the Company had 2,890,000 (2020 – nil) anti-dilutive shares outstanding.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and items in other comprehensive income (loss) that are excluded from net income or loss. As at March 31, 2021 and 2020, other comprehensive income (loss) includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(p)

Lease

Leases classified as operating leases, where the Company is the lessee, are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease for each individual lease arrangement or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

3.	Short-term Investments and amounts in escrow

At March 31, 2021, the Company has a $60,408 (CAD $75,938) (March 31, 2020 – $53,106 (CAD $75,000) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures on December 13, 2021.

At March 31, 2021, the Company has $915,779 (RMB 6,000,000) (March 31, 2020 – nil) in short term investment.

At March 31, 2021, the Company’s solicitor is holding $150,541 (March 31, 2020 – $664,994) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at March 31, 2021 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are based on a quarterly payment of $118,000 per quarter through fiscal 2022. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months.

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	March 31, 2021 $	March 31, 2020 $

Current portion, expected within twelve months	406,366	472,000
Amounts expected thereafter	–	369,634

Total	406,366	841,634

$

2021	419,114
Interest deemed hereunder	(12,748)

Total	406,366

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2021 Net carrying value $	March 31, 2020 Net carrying value $

Building	996,744	(91,847)	904,897	869,791
Furniture and equipment	288,078	(101,892)	186,186	274,338
Computer equipment	16,712	(6,672)	10,040	13,930
Leasehold improvements	109,849	(63,905)	45,944	73,140
Testing equipment- Scrubber system	107,122	(24,361)	82,761	70,706

Total	1,518,505	(288,677)	1,229,828	1,301,905

The company recorded $184,975 in depreciation expense on property and equipment for the year ended March 31, 2021 (2020 – $87,614).

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	March 31, 2021 Net carrying value $	March 31, 2020 Net carrying value $

Patents and technical information	35,852,556	(7,426,946)	(20,457,255)	7,968,355	8,845,823
Backlogs	98,599	(60,899)	(37,700)	–	81,193
Customer lists	239,324	(49,272)	–	190,052	215,844
Patents and certifications	3,791,325	(780,556)	–	3,010,769	3,419,375
Software licensing	12,414	(1,066)	–	11,348	13,068
Total	39,994,218	(8,318,739)	(20,494,955)	11,180,524	12,575,303

The Company recorded $1,601,222 of amortization expense on intangible assets for the year ended March 31, 2021 (2020 – $1,070,698). The Company also recorded an impairment of $37,700 on backlogs for the year ended March 31, 2021 (2020 – $nil).

Future amortization of intangible assets is as follows:

Calendar year	$

2021	1,165,492
2022	1,553,989
2023	1,553,989
2024	1,553,989
2025	1,552,607
Thereafter	3,800,458
Total future minimum lease payments	11,180,524

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all the issued and outstanding stock of Shanghai Engin Digital Technology Co. Ltd., a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (paid) and a final conditional payment of $2,860,002 (¥20,000,000) (not paid). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $286,000 (¥2,000,000) (not paid). The required conditions for the final payment were not met by the selling party. As a result, the company derecognized the liability and recorded a gain of $3,240,250 (¥22,000,000). On June 19, 2020, Engin’s name was changed to Pacific Green Technologies (Shanghai) Co. Ltd.

Total purchase consideration was estimated at $11,052,307, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The 125,000 shares in the Company have been estimated to have a fair value of $368,750 or $2.95 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $2,063,358, other net working capital of Engin of $1,024,461, property and equipment of $948,662, intangible assets of $4,124,007, and cumulative translation adjustment of $484,128. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill allocation of $3,744,697. The goodwill paid as part of the acquisition is expected to be tax deductible.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

8.	Acquisition of Innoergy Limited

On October 19, 2020, the Company entered into a Share Purchase Agreement for the acquisition of a 100% interest in Innoergy Limited and immediately changed its name to Pacific Green Innoergy Technologies Limited. Innoergy is a designer of battery energy storage systems registered in the United Kingdom. The acquisition marks the Company’s entry into the battery energy storage system market in conjunction with its joint venture partner, PowerChina SPEM.

In consideration of all the issued and outstanding securities of Innoergy, the Company has issued to the selling shareholders of Innoergy an aggregate of 525,000 common shares of the Company. The Company paid $32,490 (£25,000) to a selling shareholder on completion of the transaction and will pay an equal amount when Innoergy achieves battery storage sales equivalent to 50 megawatts. The common shares of the Company issued to the sellers are subject to a sales volume restriction of 65,625 shares per calendar quarter. As a further condition of the acquisition, Pacific Green will make available to Innoergy a working capital credit facility of approximately $455,000 (£350,000) (at an interest rate of eight percent (8%) above the Bank of England base rate per annum), which will be due on demand and secured by a floating charge and debenture against the assets of Innoergy.

Total purchase consideration is estimated at $633,911, inclusive of the fair value of the conditional payments, which were considered 75% probable at the acquisition date. Total purchase consideration also includes 525,000 shares with fair value of $577,500 or $1.10 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $146,503, other net working capital of $2,758, property and equipment of $540, and loan payable of $64,981. The residual value of $549,091 has been allocated to goodwill, which is expected to be partially or completely tax deductible.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

9.	Acquisition of Richborough Energy Park Ltd.

On March 18, 2021, the Company acquired all the issued and outstanding stock of Richborough Energy Park Ltd., a United Kingdom company in the business of battery energy storage systems.

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable group of similar identifiable assets. Accordingly, the consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed.

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

10.	Sales, Contract Assets and Contract Liabilities

The Company has analyzed its sales contracts under ASC 606 and has identified performance conditions that are not directly correlated with contractual payment terms with customer. As a result of the timing differences between customer payments and satisfaction of performance conditions, contractual assets and contractual liabilities have been recognized.

Contracts are unique to customers’ requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works

●	Certified design and engineering works

●	Acceptance of delivered equipment to customers

●	Acceptance of commissioned equipment

For the year ended March 31, 2021, the Company recognized sales revenues in proportion to performance obligations as noted below:

	2021 $	2020 $

Specified service works	1,421,777	1,485,990
Certified design and engineering works	8,360,112	51,354,969
Acceptance of delivered equipment to customers	29,481,173	59,608,692
Acceptance of commissioned equipment	21,682,192	17,238,505
Concentrated solar power contracts	468,266	450,418

Total	61,413,520	130,138,574

Changes in the Company’s contract assets and liabilities for the year are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2019	12,237,825		(18,850,487)

Customer receipts and receivables	–	–	(134,841,354)
Sales recognized in earnings	–	130,138,574	130,138,574
Payments and accruals under contracts	90,932,669	–	–
Costs recognized in earnings	(78,566,155)	(78,566,155)	–

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	–	–	(51,463,812)
Sales recognized in earnings		61,413,520	61,413,520
Payments and accruals under contracts	19,553,678	–	–
Costs recognized in earnings	(39,828,410)	(39,828,410)	–

Balance, March 31, 2021	4,329,607		(13,603,559)

For the year ended March 31, 2021, revenue included $16,597,709 from settlement agreements with two customers. Contract liability included $5,276,500 cash payment from one customer to postpone contracts with an option to either proceed or cancel.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

11.	Convertible Debenture and Derivative Liability

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

As at March 31, 2021, the carrying value of the debenture was $nil (March 31, 2020 – $30,000) and interest expense on the debenture for the year was recorded as $40,253 (2020 – $6,000). During the year, the Company received notice for the conversion of $30,000 of principal and $81,592 of interest due under a convertible promissory note. Accordingly, the Company has issued 278,981 common shares in settlement at the conversion rate of $0.40 per share.

The fair value of the derivative liability was calculated using a binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended March 31, 2021, the Company recorded a loss on the change in fair value of derivative liability of $134,472 (March 31, 2020 – gain of $257,102).

	As at March 31, 2021	As at March 31, 2020

Estimated common stock issuable upon conversion	–	178,343
Estimated exercise price per common share	–	$0.40
Risk-free interest rate	–	0.11%
Expected volatility	–	193.6%
Expected life (in years)	–	0.25

$

Balance, March 31, 2019	431,586

Mark to market adjustment	(257,102)

Balance, March 31, 2020	174,484

Mark to market adjustment	134,472

Conversion	(308,956)

Balance, March 31, 2021	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

12.	Accounts payable and accruals

	March 31, 2021 $	March 31, 2020 $

Accounts payable	3,961,965	9,610,748
Accrued liabilities	20,290,390	32,599,586
Loan payable	68,975	–
Payroll liabilities	164,808	65,951
Total short-term accounts payable and accrued liabilities	24,486,138	42,276,285
Long term accrued liabilities	3,294,342	1,622,284
Balance, end of year	27,780,480	43,898,569

13.	Warranty costs

During the year ended March 31, 2021, the Company recorded a non-cash warranty expense of $1,228,092 (March 31, 2020 – $1,630,541) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available. During the year ended March 31, 2021, the Company used 2% to calculate warranty provision (2020 – 2%) based on management’s best estimate.

	March 31, 2021 $	March 31, 2020 $

Balance, beginning of year	1,089,356	121,345
Expense for warranty provision	1,228,092	1,630,541
Expenses and adjustments	107,659	(662,530)

Balance, end of year	2,425,107	1,089,356

14.	Related Party Transactions

(a)	As at March 31, 2021, the Company owed $174,837 (March 31, 2020 – $42,141) to directors or companies controlled by directors of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(b)	During the year ended March 31, 2021, the Company incurred $1,747,504 (March 31, 2020 – $2,003,938) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)	During the year ended March 31, 2021, the Company incurred $231,090 (March 31, 2020 – $323,622) in consulting fees to directors or companies controlled by directors of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

15.	Common Stock

Common stock issued during the year ended March 31, 2021:

(a)	On July 17, 2020, the Company issued 50,000 shares of common stock with an aggregate value of $69,500 to a former officer of the Company as per the terms of an employment settlement agreement.

(b)	On August 6, 2020, the Company issued 50,000 shares of common stock with a fair value of $62,500 pursuant to a conversion of $20,000 in principal and $42,550 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.25 per share. This transaction resulted in a gain on extinguishment of debt of $50.

(c)	On August 31, 2020, 175,000 stock options were exercised by a director of the Company at the exercise price of $0.01 per share with an aggregate value of $1,750. The Company issued 175,000 shares of common stock from the treasury.

(d)	On September 28, 2020, the Company issued 95,239 shares of common stock with an aggregate value of $95,239 under the terms of a sales commission agreement.

(e)	On October 19, 2020, the Company issued 525,000 shares of common stock with an aggregate value of $577,500 as part of the acquisition of Innoergy.
(f)	On October 19, 2020, the Company issued 100,000 shares of common stock with an aggregate value of $100,000 to a former director in recognition.

(g)	On January 11, 2021, the Company issued 228, 980 shares of common stock with a fair value of $354,921 pursuant to a conversion of $10,000 in principal and $344,921 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.55 per share. This transaction resulted in a gain of debt of $3,077.

(g)	On March 30, 2021, the Company issued 106,375 shares of common stock with a fair value of $222,304 for investor relations.

Common stock issued during the year ended March 31, 2020:

(a)	On December 17, 2019, the Company issued 25,000 common shares, at $2.94 per share, to a former officer of the Company in settlement of stock options and any compensation otherwise due. The shares had an aggregate value of $73,500, which was recorded as employee compensation in the period.

(b)	In February 14, 2020, 125,000 common shares in the Company with an estimated fair value of $368,750 or $2.95 per share were issued as part of the acquisition of Engin (See note 7).

(c)	In February 14 2020, 16,532 common shares of the Company were issued to employees in the Company’s sales division as compensation with a fair value of $3.00 per share.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

16.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2019	4,300,000	2.15
Cancelled	(1,000,000)	2.50

Balance, March 31, 2020	3,300,000	2.15

Expired	(3,300,000)	2.50

Balance, March 31, 2021	–	–

On November 10, 2019, the Company entered into an agreement with a warrant holder for the settlement of 1,000,000 share purchase warrants, with an exercise price of $1.00 per share and expiry of November 23, 2019. Under the terms of the settlement agreement, the Company paid $750,000 for the surrender and cancellation of these warrants.

On July 1, 2020, 3,300,000 share purchase warrants expired unexercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

17.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2019	3,452,500	1.41	2.30	5,481,125

Granted	75,000	1.99
Forfeited	(150,000)	0.63

Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Exercised	(175,000)	0.01
Granted	100,000	1.01

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Additional information regarding stock options outstanding as at March 31, 2021 is as follows:

Outstanding and exercisable
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

312,500	0.42	0.01
2,865,000	0.67	1.70
25,000	1.29	2.26
25,000	2.79	1.03
25,000	3.00	0.01
50,000	3.00	1.50
3,302,500

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends or forfeitures.

The Company agreed to an extension of 312,500 stock options issued to the Company’s former President which were due to expire August 31, 2020. The stock options have an exercise price of $0.01 per share and have been extended to August 31, 2021. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

On August 31, 2020, 175,000 stock options were exercised by a director of the Company at the exercise price of $0.01 per share with an aggregate value of $1,750. The Company issued 175,000 shares of common stock from the treasury.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

17.	Stock Options (continued)

On January 15, 2021, the Company granted 25,000 stock options to an officer of the Company. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2021. The options are exercisable on January 15, 2022 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On March 31, 2021, the Company granted 75,000 stock options to an officer of the Company. 25,000 options are exercisable at the price of $0.01 and 50,000 options are exercisable at the price of $1.50. These options expire on March 30, 2024.

The following weighted average assumptions were used in the determination of fair value using the Black-Scholes option pricing model:

	2021	2020

Risk-free interest rate	1.54%	2.31%
Expected life (in years)	3.00	2.75
Expected volatility	134%	180%

The fair value of stock options vested and recognized during the year ended March 31, 2021 was $207,350 (2020 – $91,711), which was recorded as additional paid-in capital and charged to salaries.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

18.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	March 31, 2021
	North America $	Europe $	Asia $	Total $

Property and equipment	134,594	180,304	914,930	1,229,828
Intangible Assets	7,968,355	–	3,212,169	11,180,524
Right of use assets	49,278	837,533	232,138	1,118,949

	8,152,227	1,017,837	4,359,237	13,529,301

	Year Ended March 31, 2021
	North America $	Europe $	Asia $	Total $

Revenues by customer region	5,047,715	55,702,530	663,275	61,413,520

	March 31, 2020
	North America $	Europe $	Asia $	Total $

Property and equipment	154,208	263,976	883,721	1,301,905
Intangible Assets	8,845,823	–	3,729,480	12,575,303
Right of use assets	83,256	1,471,847	258,818	1,813,921

	9,083,287	1,735,823	4,872,019	15,691,129

	Year Ended March 31, 2020
	North America $	Europe $	Asia $	Total $

Revenues by customer region	10,266,338	113,967,818	5,904,418	130,138,574

For the year ended March 31, 2021, 75% (2020 – 71%) of the Company’s revenues were derived from the largest customer. 15% (2020 – 11%) of the Company’s revenues were derived from the second largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

19.	Deconsolidation of PGMT Norway SA (PGN)

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

$
Assets:
Cash	22,314
Prepaids	1,135
PPE	26,720
Right of use	241,825
Total Assets	291,994

Liabilities
Accounts payable	289,301
Intercompany loans	1,572,571
Operating lease	244,274
Total liabilities	2,106,146
Net liability	(1,814,152)
Intercompany loans write-off	1,572,571
Less: investment in subsidiary	2,407
Gain on disposition	239,174

20.	Commitments

(a)

The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China, and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Effective July 1, 2020, the Company terminated its operating lease in Lysaker, Norway as the company has ceased operations of its Norway subsidiary

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	1.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

20.	Commitments (continued)

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

Lease cost – for the year ended March 31, 2021:
Operating lease expense *	$489,796

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Calendar Year	$

2021	406,725
2022	528,611
2023	391,951
2024	64,105
2025	16,026
Total future minimum lease payments	1,407,418
Imputed interest	(94,182)
Operating lease obligations	1,313,236

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

(c)	On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company will hold 70% interest in the joint venture.

The parties will fund the venture proportionately, 70% by the Company and 30% by Amkest Group. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

21.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	2021 $	2020 $

United States	3,523,847	9,719,018
Foreign	(2,342,769)	662,402
Net income before taxes	1,181,078	10,381,420

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	2021 $	2020 $

Net income (loss) before taxes	1,181,078	10,381,420
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	248,026	2,180,098
Permanent differences and other	1,661,313	387,020
Foreign tax rate difference	(28,961)	(12,973)
Change in valuation allowance	(1,880,378)	(2,554,145)

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2021 and 2020

(Expressed in U.S. Dollars)

21.	Income Taxes (continued)

As at March 31, 2021, the Company has completed delinquent tax filings and management believes that the active entities within the group are now current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred income tax assets and liabilities at March 31, 2021 and 2020 are primarily comprised of the following:

	2021 $	2020 $

Net operating losses carried forward	3,459,282	2,387,441
Tax basis of intangibles and depreciable assets in excess of book value	(230,624)	1,680,000
Lease receivable without tax basis	(286,254)	(176,743)
Warranty and accruals timing differences	185,781	1,117,865
Deferred tax asset	3,128,185	5,008,563
Valuation allowance	(3,128,185)	(5,008,563)

Net deferred tax asset	–	–

On December 22, 2017, the US federal tax legislation commonly known as the Tax Cut and Jobs Act (TCJA) was signed into law. The TCJA made major changes to the Internal Revenue Code, including reducing the US federal income corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under the TCJA, for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, the TCJA limits a US corporate taxpayer’s ability to utilize NOL carryforwards to 80% of the taxpayer’s taxable income (as modified by the CARES Act, as described below). In addition, NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, with no carryback. NOLs generated in tax years beginning before January 1, 2018 are not subject to the taxable income limitation and generally has a 20 year carryforward. On March 27, 2020 the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act introduced various tax changes, including granting a five-year carry back period for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, temporary suspension of the 80% taxable income limitation on the use of NOLs arising in tax years beginning after December 31, 2017 but before January 1, 2021.

The Company estimates that is has accumulated net operating losses of approximately $16,500,000, which were mainly incurred in the U.S. and expires as follow:

	U.S.	UK and Other	Total
	$	$	$

2036	2,032,706	–	2,032,706
2038	897,440	–	897,440
No expiration	10,412,408	3,157,446	13,569,854
Total estimated tax losses	13,342,554	3,157,446	16,500,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of March 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee for the entire year – The Company established an Audit Committee in March 2021. While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Historically, the board of directors has acted in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Given the timing of the establishment of the Audit Committee, we have not yet had the opportunity to test the operating effectiveness and we conclude that this material weakness has not been remediated.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

In January 2020, the newly appointed chief financial officer commenced a review of controls and processes relating to accounting and financial reporting. In March 2020, the Company hired two experienced, qualified accountants to join the finance team. New controls were put in place to calculate, review and book transactions and to provide improved documentation and supporting information. Previously, we had identified a material weakness associated with not having adequate accounting personnel. Based on our assessment of the design and operating effectiveness of these new controls, we have concluded that the previously identified material weakness was remediated during the year ended March 31, 2021.

In March 2021, the board created an Audit Committee, which held its inaugural meeting on March 25, 2021 in which it set out its charter to provide additional governance and oversight of the internal control over finance reporting.

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

Item 9B. Other Information

On August 31, 2013, Neil Carmichael consented to and was appointed as president, treasurer and secretary of our company. On August 23, 2019, Dr. Carmichael resigned, and the Company entered into a non-executive directorship agreement with Dr. Carmichael.

Effective October 1, 2013, Andrew Jolly was appointed as a director of our company. Andrew Jolly resigned on February 1, 2020 as director and became a senior technical adviser to our Company.

Effective July 20, 2016, Alexander Shead was appointed as a director of our company. On October 16, 2020, Mr. Shead resigned as a director of the Company.

Effective May 8, 2017, Scott Poulter was appointed as an executive director of our company. On August 23, 2019, Scott Poulter was appointed Chief Executive Officer of our Company.

Effective January 24, 2019, Iain Lees was appointed as chief operating officer of our company. On July 2, 2019, Mr. Lees resigned from the Company.

On May 24, 2019, the Company appointed Richard Oliver as chief financial officer. On December 19, 2019, the Company accepted the resignation of Mr. Oliver.

On January 20, 2020, Richard Fraser-Smith was appointed the Company’s chief financial officer.

On February 1, 2020, Eric Prouty became an Independent non-executive director of the Company.

On February 4, 2021 Peter Rossbach became an Independent non-executive director of the Company.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Eric Prouty	Non-Executive Director	51	February 1, 2020
Peter Rossbach	Non-Executive Director	63	February 4, 2021
Neil Carmichael	Non-Executive Director	68	December 18, 2012
Scott Poulter	CEO and Executive Director	53	May 8, 2017
Richard Fraser-Smith	Chief Financial Officer	57	January 20, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Poulter – CEO and Executive Director

Scott Poulter was appointed as executive director of Pacific Green Technologies Inc. on May 8, 2017. On August 23, 2019, Mr. Poulter was appointed Chief Executive Officer of our Company. Mr. Poulter was a former professional windsurfer in the United Kingdom, and subsequently became a sports marketing entrepreneur with various sport marketing businesses worldwide which controlled various commercial or licensing rights in Formula One auto racing from 1996 to 2003.

In 2009, he was asked to assist an emission control technology company, EnviroResolutions, in commercializing its proprietary technology and he became increasingly interested in technologies that could help improve the environment. In that vein, Mr. Poulter became a significant investor in our company, and has since endeavoured to use his entrepreneurial skills and international business experience to drive forward the emission control technologies of Pacific Green Technologies, Inc. He has been integral in delivering our Company’s business relationships in China and Europe.

Neil Carmichael – Non-Executive Director

Dr. Neil Carmichael was appointed as a director of our company on December 18, 2012 and as our president, treasurer and secretary on August 31, 2013. On August 23, 2019, Dr. Carmichael resigned, and the Company entered into a non-executive directorship agreement with Neil Carmichael. Dr. Carmichael holds a Mathematics BSc from University of Edinburgh and a Mathematics PhD from University of Warwick. Dr. Carmichael has over 25 years’ energy sector management experience including international business development, strategy formulation and implementation and procurement accountabilities. From 1980-85 Dr. Carmichael worked in scientific and engineering consultancy, initially with Scicon (part of BP group) on non-linear optimization, then with Intercomp on mathematics for petroleum engineering and reservoir simulators. In 1985 he joined Shell in its reservoir engineering research unit. This was followed by positions in petroleum engineering, field development; followed by management roles in business development, personnel, information technology and procurement. This required working in a range of countries, from Peru to Bangladesh. In 2006 to 2010 he was Chief Executive Officer of Shell Business Development Central Asia, based in Astana, Kazakhstan and responsible for Shell’s new business activities in Kazakhstan, Turkmenistan and Azerbaijan. Dr. Carmichael was also the Shell representative in Turkmenistan and Azerbaijan. Since 2010 he has been working on two upstream, exploration focused, start-ups, one in Ukraine and the other in Pakistan. Dr. Carmichael has most recently held the position of general manager and country representative in Central Asia with Shell Exploration and Production. Dr. Carmichael has a wide range of technical, country and management experiences; mostly focused on oil and gas, much of it applicable in other domains.

Alexander Shead – Director (resigned as a director of the Company on October 16, 2020)

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

Mr. Shead was educated at Harrow School in England and the Sorbonne University in Paris.

Eric Prouty - Non-Executive Director

On February 1, 2020, Eric Prouty became an independent non-executive director of the Company. Mr. Prouty is an experienced Equity Research Analyst and Investor Relations consultant. His research work has primarily focused on environmental sustainability.

In November 2013, Mr. Prouty was a founding partner of AdvisIRy, an investor relations firm based in New York. He also sits on the board of Hudson Technologies Inc. (NASDAQ: HDSN), a NASDAQ listed company, where he is a member of the Audit, Compensation, Nominating and Executive committees.

Prior to the appointments above, Mr. Prouty was a Senior Research Analyst at Canaccord Genuity (2006-2011), director of Equity Research at Adams Harkness (2001-2007), Senior Equity Research Analyst at Robertson Stephens (2000-2001), an Equity Research Analyst at First Albany (1996-2000) and an Equity Research Associate at State Street (1992-1996).

Mr. Prouty graduated with a B.A. in Economics from Dickinson College.

Peter Rossbach – Non-Executive Director

Peter van Egmond Rossbach has worked in the renewable power sector since 1985 when he started at Standard & Poor’s rating utility bonds financing renewable projects in California.

In the late 1980s he worked with Catalyst Energy, a developer of hydro and cogeneration projects that was later sold to the Boone Pickens family. In the early 1990’s, Mr. Rossbach was a vice president of project finance for the Mitsui Bank, arranging loans for wind and cogeneration projects in the United States.

Since the mid-1990s, Mr. Rossbach worked in Europe and Asia making investments in hydro, wind and solar projects in over a dozen counties. Over this time frame he created renewable energy asset portfolios of over 1GW, first for a fund in Asia based in Singapore and then since 2003 for Impax Asset Management in Europe. While at Impax in London he assembled a team of industry-oriented specialists with expertise in project construction, operation, finance and asset management.

Currently Mr. Rossbach serves as Senior Advisor and is on the investment committee for Impax’s private equity funds #1-3 and is a non-executive board member with UGE International Ltd, a TSX-listed renewables developer in the USA. Mr. Rossbach has a degree in Government from Harvard College and a Masters’ degree in Public Policy from Harvard’s Kennedy School of Government.

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

Mr. Fraser-Smith qualified as a Chartered Accountant with PricewaterhouseCoopers in 1991, where he worked on audits in a wide range of businesses. He later worked for Conoco Inc., ING Barings, PepsiCo, Halcrow Group Limited and CH2M Hill before joining Global Marine in 2015.

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

Other Directorships

Other than as disclosed above, our directors and officers do not hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Audit Committee

In March 2021, the board created an Audit Committee, which held its inaugural meeting on March 25, 2021 in which it set out its charter to provide additional governance and oversight of the internal control over finance reporting. It will work alongside the board of directors as a whole which participates in the review of financial statements and disclosure. The audit committee members are Eric Prouty (chair), Peter Rossbach, and Neil Carmichael. Eric Prouty qualifies as an audit committee financial expert and is independent under applicable NYSE and SEC standards.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2021; and

(c)	individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2020, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Carmichael	2021	nil	nil		nil	nil	nil	nil	nil	nil
	2020	nil	35,000		nil	nil	nil	nil	nil	35,000

Scott Poulter(3)	2021	559,000	1,188,504	(1)	nil	nil	nil	nil	nil	1,747,504
	2020	494,000	1,509,938	(2)	nil	nil	nil	nil	nil	2,003,938

Eric Prouty	2021	51,000	nil		nil	nil	nil	nil	nil	51,000
	2020	8,500	nil		nil	nil	nil	nil	nil	8,500

Peter Rossbach	2021	6,000	nil		nil	nil	nil	nil	nil	6,000
	2020	nil	nil		nil	nil	nil	nil	nil	nil

Alexander Shead(4)	2021	80,090	nil		100,000	nil	nil	nil	nil	180,090
	2020	240,000	nil		nil	nil	nil	nil	nil	240,000

Richard Fraser-Smith	2021	214,111	47,160		nil	72,034	nil	nil	nil	333,305
	2020	37,500	nil		nil	11,115	nil	nil	nil	48,615

Iain Lees	2021	nil	nil		nil	nil	nil	nil	nil	nil
	2020	150,000	nil		nil	nil	nil	nil	nil	150,000

Andrew Jolly	2021	nil	nil		nil	nil	nil	nil	nil	nil
	2020	48,622	nil		nil	nil	nil	nil	nil	48,622

Richard Oliver	2021	nil	nil		nil	nil	nil	nil	nil	nil
	2020	115,000	nil		nil	73,500	nil	nil	nil	188,500

(1)	Includes commission of $1,124,099
(2)	Includes commission of $1,052,513

(3)	Paid to Fresh Air Holdings Pte Limited
(4)	Paid to Alexander Consulting Group Pty Limited

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

On July 20, 2015, the Company granted options to Neil Carmichael to purchase up to 312,500 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018. The options expiry date was extended to August 31, 2021.

On September 26, 2017, the Company granted 175,000 stock options to a Company controlled by Alexander Shead. The stock options are exercisable at $0.01 per share and expire September 25, 2019. The options expiry date was extended to September 28, 2020. On August 31,2020, the option was exercised.

On November 30, 2018, the Company granted 2,865,000 stock options to employees, directors and consultants to the Company. These options are exercisable at $1.70 per share and expire on November 29, 2021.

On January 24, 2019, the Company granted 300,000 stock options to an officer of our company, Lain Lees. The director resigned on July 2, 2019 and these options were forfeited.

On May 24, 2019, the Company issued 50,000 stock options to an officer of the Company, Richard Oliver. The officer resigned on December 19, 2019 and these options were forfeited.

On January 15, 2020, the Company issued 25,000 stock options to the Chief Financial Officer, Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2020. The options are exercisable on July 15, 2021 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On February 1, 2020, the Company committed to grant 60,000 stock options to a new independent director of the Company, Eric Prouty. The first 10,000 options to purchase a common share at $0.01 per share, vest after six months of service and expire twenty-four months after the vesting date. The second tranche of 25,000 options to purchase a common share at $2.50 per share, vest after twelve months of service and expire twenty-four months after the vesting date. The final tranche of 25,000 options to purchase common shares at $3.75 per share, vest after twenty-four months of service and expire twenty-four months after the vesting date. As of March 31, 2021, these options are not issued.

On January 15, 2021, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2021. The options are exercisable on January 15, 2022 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On March 31, 2021, the Company granted 75,000 stock options to Riseley D’Souza. 25,000 options at exercise price of $0.01 and 50,000 options at exercise price of $1.50. The options are exercisable on March 31, 2021 for a period of three years.

Outstanding Equity Awards at Fiscal Year End

None

Option Exercises

During our fiscal year ended March 31, 2019, 50,000 stock purchase options were exercised by Alexander Shead, a director of the Company.

During our fiscal year ended March 31, 2020, no option was exercised.

During our fiscal year ended March 31, 2021, 175,000 stock purchase options were exercised by Alexander Shead, a director of the Company.

Compensation of Directors

On August 23, 2019, The Company entered into an agreement with Neil Carmichael to provide non-executive director service for compensation of $3,000 per month.

On September 26, 2013, we entered into an agreement with Andrew Jolly, wherein Dr. Jolly agreed to serve as a director of our company with compensation of GBP 2,000 (approximately $3,235) per calendar month. Effective October 1, 2013, we appointed Dr. Jolly as a director of our company.

On July 20, 2015, we entered into an agreement with Alexander Shead to provide director services to the Company for compensation of $1,000 per month. On October 16, 2020, Mr. Shead resigned as a director of our Company. As a bonus for his past service, Mr. Shead was issued 100,000 shares of common stock.

On January 24, 2019, we entered into an agreement with Iain Lees to become chief operating officer of the Company for compensation of $20,833 per month. On July 2, 2019, Mr. Lees resigned as chief operating officer. Concurrent with the resignation, Mr. Lees and the Company agreed to compensation of $150,000 and 50,000 restricted shares of common stock in the Company for the extinguishment of 100,000 stock options granted and performance bonuses.

On February 1, 2020, we entered into an agreement with Eric Prouty to become an Independent non-executive director of our Company for compensation of $3,000 per month. The Company will also compensate Mr. Prouty for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

On February 4, 2021, The Company entered into an agreement with Peter Rossbach to provide non-executive director service for compensation of $3,000 per month.

Other than the above, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that two of our directors is an independent director (Eric Prouty and Peter Rossbach), as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 29, 2021, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 29, 2021, there were 46,990,565 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Alexander Shead Suite #10212, 8 The Green, Dover, DE 19901, USA	4,236,416 Common Shares(2)	9.0%
Scott Poulter Suite #10212, 8 The Green, Dover, DE 19901, USA	6,293,666 Common Shares(3)	13.4%
Directors and Executive Officers as a Group	10,530,082 Common Shares	22.4%
Fresh Air Investments Canada Limited(3) Suite 409-221, West Esplanade North Vancouver, BC, Canada, V7M 3J3	6,293,666 Common Shares	13.4%
Twynam Investments Pty Ltd. 226 Liverpool Street Darlinghurst, NSW 2010 Australia	4,850,000 Common Shares	10.3%
Intrawest Overseas Limited (2) P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands	2,773,628 Common Shares	5.9%
Over 5% Shareholders	15,380,082 Common Shares	32.7%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 29, 2021. As of June 29, 2021, there were 46,990,565 shares of our company’s common stock issued and outstanding.

(2)	Includes 1,356,113 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 2,773,628 common shares held by Intrawest Overseas Limited. Securities held by Intrawest Overseas Limited are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities.

(3)	Includes 6,293,666 common shares held by Fresh Air Investments Canada Limited. Scott Poulter does not exercise direct voting or dispositive control over these shares. However, the Hookipa Trust is a shareholder of Fresh Air Investments Canada Limited.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set forth below, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $753,250 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

During the years ended March 31, 2021 and 2020, respectively, we incurred $1,984,594 and $2,336,060 in consultancy fees paid to the officers, directors and companies controlled by them.

	Year Ended
	March 31,	March 31,
	2021	2020
	$	$
Fresh Air Holdings Pte, Ltd (1)	1,747,504	2,003,938
Alexander Consulting Group Pty Ltd, controlled by Alexander Shead	180,090	240,000
Equis Energy Limited, controlled by Andrew Jolly (Resigned)	nil	48,622
Eric Prouty	51,000	8,500
Distributed Generation LLC, controlled by Peter Rossbach	6,000	nil
Neil Carmichael	nil	35,000
Total	1,984,594	2,336,060

As at March 31, 2021 and March 31, 2020, we had amounts due to/from related parties as follows:

	March 31, 2021		March 31, 2020
	Due from related parties	Due to related parties	Due from related parties	Due to related parties
Due to (from) related parties	$	$	$	$

Fresh Air Holdings Pte, Ltd(1)	nil	174,837	nil	2,154
Other directors	nil	nil	nil	39,987
Total	nil	174,837	nil	42,141

(1)	Fresh Air Holdings Pte, Ltd (FAH) is a wholly owned subsidiary of the Hookipa Trust. FAH provides consulting services pursuant to a consulting agreement dated December 1, 2018. The sole director of FAH is Scott Poulter, a director of the Company effective May 8, 2017.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with four directors, Neil Carmichael, Scott Poulter, Eric Prouty, and Peter Rossbach. Eric Prouty and Peter Rossbach both qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a) (15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2021 and for fiscal year ended March 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2021 $	March 31, 2020 $
Audit Fees	347,750	396,700
Audit Related Fees	nil	nil
Tax Fees	93,069	11,000
All Other Fees	nil	nil
Total	440,819	407,700

Fees for the year ended March 31, 2021 and 2020 relate to KPMG LLP.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.

2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)

*	Filed herewith.

Exhibit Number	Description
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)

Exhibit Number	Description
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).
(14)	Code of Ethics, Whistle-Blower Policy, and Insider Trading Policy
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2021)
14.2	Whistle-Blower Policy (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2021)
14.3	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2021)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: June 29, 2021	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2021	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)