Form 10-Q
period 2021-06-30
Pacific Green Technologies Inc.
filed 2021-08-13
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

46,990,565 common shares issued and outstanding as of August 13, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

June 30, 2021

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F–1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–2

Condensed Consolidated Interim Statements of Stockholders Equity	F–3

Condensed Consolidated Interim Statements of Cash Flows	F–4

Notes to the Condensed Consolidated Interim Financial Statements	F–5

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2021 $	March 31, 2021 $

ASSETS

Cash and cash equivalent	17,968,499	23,436,417
Short-term investments and amounts in escrow (Note 3)	1,050,403	1,126,728
Accounts receivable, net of allowance for doubtful accounts of $1,562,355 and $1,559,757, respectively	10,855,942	10,996,220
Prepaid expenses and parts inventory	1,510,935	932,948
Contract assets (Note 10)	3,853,677	4,329,607
Lease receivable, current portion (Note 4)	293,852	406,366

Total Current Assets	35,533,308	41,228,286

Long term receivable	1,368,046	2,735,415
Project under development (Note 9)	2,001,116	2,001,116
Property and equipment (Note 5)	1,214,407	1,229,828
Intangible assets (Note 6)	10,849,631	11,180,524
Goodwill (Note 7 and 8)	4,349,003	4,293,789
Right of use asset (Note 18)	1,024,230	1,118,949
Security deposit	588,167	635,870

Total Assets	56,927,908	64,423,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 12)	21,690,414	24,486,138
Warranty provision (Note 13)	2,283,463	2,425,107
Contract liabilities (Note 10)	13,584,240	13,603,559
Current portion of lease obligation (Note 18)	498,168	490,947
Due to related parties (Note 14)	–	174,837

Total Current Liabilities	38,056,285	41,180,588

Long-term accounts payable and accrued liabilities (Note 12)	1,644,249	3,294,342

Long-term lease obligation (Note 18)	698,838	822,289

Total Liabilities	40,399,372	45,297,219

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding, respectively	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 46,990,565 and 46,990,565 shares issued and outstanding, respectively	46,991	46,991

Additional paid-in capital	92,340,880	92,327,092

Accumulated other comprehensive income	1,068,848	892,732

Deficit	(76,928,183)	(74,140,257)

Total Stockholders’ Equity	16,528,536	19,126,558

Total Liabilities and Stockholders’ Equity	56,927,908	64,423,777

Nature of Operations (Note 1)
Commitment (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2021 $	Three Months Ended June 30, 2020 $

Sales (Note 10)	2,653,439	28,496,361
Cost of goods sold (Note 10)	(1,702,480)	(16,456,899)

Gross profit	950,959	12,039,462

Expenses

Advertising and promotion	168,895	228,375
Amortization of intangible assets (Note 6)	390,490	389,661
Depreciation (Note 5)	49,766	47,442
Foreign exchange loss (gain)	11,873	(162,952)
Management and technical consulting	1,054,353	5,510,011
Operating lease expense (Note 18)	123,155	130,129
Office and miscellaneous	378,263	657,008
Professional fees	276,669	613,116
Salaries and wage expenses	1,401,980	2,202,387
Transfer agent and filing fees	13,175	69,315
Travel and accommodation	66,113	62,582
Warranty and related (Note 13)	(39,807)	863,881

Total expenses	3,894,925	10,610,955

(Loss) income before other income (expense)	(2,943,966)	1,428,507

Other income (expense)

Gain (loss) on change in fair value of derivative liability (Note 11)	–	(8,817)
Financing interest income	97,626	57,714
Interest income (expense) and other	58,414	11,277

Total other income	156,040	60,174

Net (loss) income for the period	(2,787,926)	1,488,681

Other comprehensive income (loss)

Foreign currency translation gain (loss)	176,116	(55,797)

Comprehensive (loss) income for the period	(2,611,810)	1,432,884

Net (loss) income per share, basic and diluted	(0.06)	0.03

Weighted average number of shares outstanding, basic	47,328,065	46,147,471

Weighted average number of shares outstanding, diluted	47,328,065	46,147,471

(1)	The period ended June 30, 2021, includes 337,500 (2020 – 487,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2020	45,659,971	45,660	-	90,653,018	207,017	(75,321,335)	15,584,360

Fair value of options granted (Note 16)	–	–	–	60,822	–	–	60,822
Foreign exchange translation loss	–	–	–	–	(55,797)	–	(55,797)
Net income for the period	–	–	–	–	–	1,488,681	1,488,681

Balance June 30, 2020	45,659,971	45,660	-	90,713,840	151,220	(73,832,654)	17,078,066

	Common stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Issuable $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2021	46,990,565	46,991	–	92,327,092	892,732	(74,140,257)	19,126,558

Fair value of options granted (Note 16)	–	–	–	13,788	–	–	13,788
Foreign exchange translation gain	–	–	–	–	176,116	–	176,116
Net loss for the period	–	–	–	–	–	(2,787,926)	(2,787,926)

Balance June 30, 2021	46,990,565	46,991	–	92,340,880	1,068,848	(76,928,183)	16,528,536

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2021 $	Three Months Ended June 30, 2020 $

Operating Activities

Net income (loss) for the year	(2,787,926)	1,488,681

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	390,490	389,661
Operating lease expense (Note 18)	123,155	130,129
Depreciation (Note 5)	49,766	47,442
Lease finance charge	5,486	11,362
Loss on change in fair value of derivative liability (Note 11)	–	8,817
Unrealized loss on foreign exchange	(7,962)	96,652
Fair value of stock options granted (Note 16)	13,788	60,822

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	76,325	664,994
Accounts receivable	1,614,675	(1,530,630)
Prepaid expenses and deposits	(530,284)	34,320
Contract assets	475,930	5,642,884
Lease payments	(128,795)	(158,174)
Due from related parties	–	(42,739)
Accounts payable and accrued liabilities	(4,445,817)	(4,874,372)
Warranty provision	(141,644)	314,252
Contract liabilities	(19,319)	(4,700,129)
Due to related parties	(174,837)	(1,761)

Net Cash Used in Operating Activities	(5,486,969)	(2,417,789)

Investing Activities
Additions of property and equipment	(24,005)	(46,493)

Net Cash Used in Investing Activities	(24,005)	(46,493)

Effect of Foreign Exchange Rate Changes on Cash	43,056	(55,797)

Change in Cash and Cash Equivalents	(5,467,918)	(2,520,079)

Cash and Cash Equivalents, Beginning of Period	23,436,417	21,386,934

Cash and Cash Equivalents, End of Period	17,968,499	18,866,855

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on the emission control and renewable energy sectors. The business model in which the Company operates has evolved in 2020-2021 such that it now includes the sale, installation, and servicing of environmental and energy systems for clients, and the development, construction, and operation of energy infrastructure assets for its own account. On December 20, 2019, the Company acquired Shanghai Engin Digital Technology Co. Ltd., a company incorporated and registered in China (“Engin”). Engin is a solar design, development, and engineering company (Note 7). On June 19, 2020, Engin was changed to Pacific Green Technologies (Shanghai) Co. Ltd. On October 19, 2020, the Company acquired Innoergy Limited (“Innoergy”). Innoergy is a designer of battery energy storage systems and registered in the United Kingdom (Note 8). In connection with the acquisition, Innoergy adopted the name Pacific Green Innoergy Technologies Limited. On March 18, 2021, the Company acquired Richborough Energy Park Ltd. (“Richborough”), a company in the business of battery energy storage systems and registered in the United Kingdom (Note 9).

The condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

June 30, 2021

(unaudited)

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

On July 1, 2020, the Company ceased operations of PGN. PGN has been deconsolidated as it has been run by the courts. All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

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

3.	Short-term Investments and amounts in escrow

At June 30, 2021, the Company has a $61,220 (March 31, 2021 - $60,408) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures December 13, 2021.

At June 30, 2021, the Company has $154,880 (March 31, 2021 – $915,779) in investments.

At June 30, 2021, the Company’s solicitor is holding $834,303 (March 31, 2021 - $150,541) relating to proceeds under customer contracts.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at June 30, 2021 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are based on a quarterly payment of $118,000 per quarter through fiscal 2022. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable (continued)

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	June 30, 2021 $	March 31, 2020 $

Current portion, expected within twelve months	293,852	406,366

Future lease payments forecasted in annual periods are as follows:

$

2021	301,114
Interest deemed hereunder	(7,262)

Total	293,852

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	June 30, 2021 Net carrying value $	March 31, 2021 Net carrying value $

Building	1,011,441	(111,643)	899,798	904,897
Furniture and equipment	296,153	(116,412)	179,741	186,186
Computer equipment	16,959	(8,538)	8,421	10,040
Leasehold improvements	109,849	(70,540)	39,309	45,944
Testing equipment- Scrubber system	118,776	(31,638)	87,138	82,761

Total	1,553,178	(338,771)	1,214,407	1,229,828

The Company recorded $49,766 in depreciation expense on property and equipment for the three months ended June 30, 2021 (2020 – $47,442).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	June 30, 2021 Net carrying value $	March 31, 2021 Net carrying value $

Patents and technical information	35,852,556	(7,646,313)	(20,457,255)	7,748,988	7,968,355
Backlogs	98,599	(60,899)	(37,700)	–	–
Customer lists	242,852	(59,391)	–	183,461	190,052
Patents and certifications	3,847,226	(940,857)	–	2,906,369	3,010,769
Software licensing	12,597	(1,784)	–	10,813	11,348

Total	40,053,830	(8,709,244)	(20,494,955)	10,849,631	11,180,524

The Company recorded $390,490 of amortization expense on intangible assets for the three months ended June 30, 2021 (2020 – $389,661).

Future amortization of intangible assets is as follows based on calendar year:

$

2021	783,381
2022	1,566,761
2023	1,566,761
2024	1,566,761
2025	1,565,513
Thereafter	3,800,454

Total future minimum lease payments	10,849,631

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

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

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $2,063,358, other net working capital of Engin of $1,024,461, property and equipment of $948,879, intangible assets of $4,188,353, and cumulative translation adjustment of $603,906. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill allocation of $3,799,912. The goodwill paid as part of the acquisition is expected to be tax deductible.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

8.	Acquisition of Innoergy Limited (continued)

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

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement. The first conditional payment was made in May 2021.

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

June 30, 2021

(unaudited)

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

Contracts are unique to customers’ requirements. However, the Company’s performance obligations can generally be identified as:

●	Specified service works

●	Certified design and engineering works
●	Acceptance of delivered equipment to customers

●	Acceptance of commissioned equipment

●	Solar power contracts

For the three months ended June 30, 2021, and 2020, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	Three Months Ended June 30, 2021 $	Three Months Ended June 30, 2020 $

Specified service works	368,793	27,563
Certified design and engineering works	–	4,487,754
Acceptance of delivered equipment to customers	1,108,503	14,067,774
Acceptance of commissioned equipment	963,976	9,776,411
Solar power contracts	212,167	136,859

Total	2,653,439	28,496,361

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

10.	Sales, Contract Assets and Contract Liabilities (continued)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	–	–	(51,463,812)
Sales recognized in earnings		61,413,520	61,413,520
Payments under contracts	19,553,678	–	–
Costs recognized in earnings	(39,828,410)	(39,828,410)	–

Balance, March 31, 2021	4,329,607		(13,603,559)

Customer receipts and receivables	–	–	(2,634,120)
Sales recognized in earnings		2,653,439	2,653,439
Payments and accruals under contracts	1,226,550	–	–
Costs recognized in earnings	(1,702,480)	(1,702,480)

Balance, June 30, 2021	3,853,677		(13,584,240)

As of June 30, 2021, contract liability included $5,276,500 (March 31, 2021 - $5,276,500) cash payment from one customer to postpone contracts with an option to either proceed or cancel.

11.	Convertible Debenture and Derivative Liability

As at June 30, 2021, the carrying value of the debenture was $nil (March 31, 2021 – $nil) and interest expense on the debenture for the three months ended June 30, 2021 was recorded as $nil (2020 – $1,500). During the three months ended June 30, 2021, the Company recorded $nil on the change in fair value of derivative liability (2020 - loss of $8,817)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

11.	Convertible Debenture and Derivative Liability (continued)

A summary of the changes in derivative liabilities for the three months is shown below:

	June 30, 2021 $	June 30, 2020 $

Balance, beginning of period	–	174,484
Mark to market adjustment	–	8,817

Balance, end of period	–	183,301

12.	Accounts payable and accruals

	June 30, 2021 $	March 31, 2021 $

Accounts payable	2,287,513	3,961,965
Accrued liabilities	19,087,619	20,290,390
Loan payable	67,808	68,975
Payroll liabilities	247,474	164,808

Total short-term accounts payable and accrued liabilities	21,690,414	24,486,138

Long term accrued liabilities	1,644,249	3,294,342

Balance, end of period	23,334,663	27,780,480

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

13.	Warranty costs

During the three months ended June 30, 2021, the Company recorded a non-cash warranty expense of $94,633 (2020 - $863,881) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	June 30, 2021 $	March 31, 2021 $

Balance, beginning of period	2,425,107	1,089,356
Provision for warranty, net of expirations	(39,807)	1,228,092
Warranty recoveries (costs)	(101,837)	107,659

Balance, end of period	2,283,463	2,425,107

14.	Related Party Transactions

(a)	As at June 30, 2021, the Company was owed $nil from (March 31, 2021 – owed to $174,837) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three months ended June 30, 2021, the Company incurred $205,752 (2020 – $284,012) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)	During the three months ended June 30, 2021, the Company incurred $12,750 (2020– $72,750) in consulting fees to a director, or companies controlled by a director of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

15.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2020	3,300,000	2.50

Expired	(3,300,000)	2.50

Balance, March 31, 2021 and June 30, 2021	–	–

On July 1, 2020, 3,300,000 share purchase warrants expired unexercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Exercised	(175,000)	0.01
Granted	100,000	1.01

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Balance, June 30, 2021	3,302,500	1.52	0.47	946,400

Additional information regarding stock options outstanding as at June 30, 2021 is as follows:

Exercisable
Number of shares	Weighted average remaining contractual life (years)	Exercise price $
312,500	0.17	0.01
2,865,000	0.42	1.70
25,000	1.04	2.26
25,000	2.55	1.03
25,000	2.75	0.01
50,000	2.75	1.50

3,302,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three months ended June 30, 2021, the fair value of $13,788 (2020 - $60,822) was recorded as salaries expense.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options (continued)

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

Three months ended June 30, 2021

Risk-free interest rate	1.54%
Expected life (in years)	3.00
Expected volatility	134%

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	June 30, 2021
	North America $	Europe $	Asia $	Total $

Property and equipment	131,861	174,327	908,219	1,214,407
Intangible Assets	7,748,988	–	3,100,643	10,849,631
Right of use assets	39,345	761,394	223,491	1,024,230

	7,920,194	935,721	4,232,353	13,088,268

	South America $	Europe $	Asia $	Total $
Revenues by customer region	97,500	2,441,272	114,667	2,653,439

	Marine $	Solar $	Total $
Revenues by revenue type	2,441,272	212,167	2,653,439

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

17.	Segmented Information (continued)

	June 30,2020
	North America $	Europe $	Asia $	Total $

Property and equipment	147,870	244,583	907,340	1,299,793
Intangible Assets	8,626,457	–	3,559,213	12,185,670
Right of use assets	77,434	1,296,320	248,363	1,622,117

	8,851,761	1,540,903	4,714,916	15,107,580

	Europe $	Asia $	Total $
Revenues by customer region	28,359,502	136,859	28,496,361

	Marine $	Solar $	Total $
Revenues by revenue type	28,359,502	136,859	28,496,361

For the three months ended June 30, 2021, 15% (2020 – 85%) of the Company’s revenues were derived from two customers that are under the same common ownership and control.

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

June 30, 2021

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

Lease cost for the three months are summarized as follows:

	June 30, 2021 $	June 30 2020 $
Operating lease expense *	123,155	130,129

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five calendar years of the lease as follows:

$

2021 (remainder of year)	272,074
2022	530,274
2023	393,158
2024	65,050
2025	16,261

Total future minimum lease payments	1,276,817

Imputed interest	(79,811)

Operating lease obligations	1,197,006

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

June 30, 2021

(unaudited)

(Expressed in U.S. Dollars)

19.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. Net income (loss) before taxes for the three months ended June 30 by U.S. and foreign jurisdictions was as follows:

	June 30, 2021 $	June 30, 2020 $

United States	(2,143,566)	1,613,603
Foreign	(644,360)	(124,922)

Net income (loss) before taxes	(2,787,926)	1,488,681

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	June 30, 2021 $	June 30 2020 $

Net income (loss) before taxes	(2,787,926)	1,488,681
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(585,464)	312,623
Permanent differences and other	47,703	(44,675)
Foreign tax rate difference	(23,282)	(36,016)
Change in valuation allowance	561,043	(231,932)

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

At June 30, 2021, the Company has completed delinquent tax filings and management believes that the active entities within the group are now current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that is has accumulated estimated net operating losses of approximately $15.5 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has $1.2 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom corporation, (5) Pacific Green Marine Technologies (Norway) AS, a Norwegian company, (6) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Hydrogen Technologies Inc., a Delaware corporation, (10) Pacific Green Wind Technologies Inc., a Delaware corporation, (11) Pacific Green Technologies International Ltd., a British Virgin Islands company, (12) Pacific Green Technologies Asia Ltd., a Hong Kong company, (13) Pacific Green Technologies China Ltd., a Hong Kong company, (14) Pacific Green Technologies (Australia) Pty Ltd., an Australia Company, (15) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (16) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (17) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (18) Pacific Green Energy Parks Inc., a Delaware corporation, (19) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (20) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (21) Richborough Energy Park Ltd., a United Kingdom company, unless otherwise indicated.

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

Vision& Strategy

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2021, and 2020.

Revenue for the three months ended June 30, 2021 was $2,653,439 versus $28,496,361 for the three months ended June 30, 2020. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended June 30, 2021, the Company recognized revenue for 4 (2020 - 41) marine scrubber units and these marine scrubber units were in various stages of engineering, delivery, and commissioning.

During the three months, the Company realized a gross margin of 36% (2020 - 42%).

Expenses for the three months ended June 30, 2021, were $3,894,925 as compared to $10,610,955 for the three months ended June 30, 2020, as the Company reduced its operations. Management and technical consulting fees decreased significantly also due to lower sales. Management and technical consulting fees were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Advertising, office-based costs, and professional fees also decreased due to reduced business activities. Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three months period, the Company recorded a warranty expense recovery of $39,807 as a result of expired warranties during the period (2020 - $863,881) related to the estimated expectation of warranty costs.

Our financial results for the three months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	June 30,
	2021	2020
Revenues	$2,653,439	$28,496,361
Cost of goods sold	$(1,702,480)	$(16,456,899)

Gross profit	$950,959	$12,039,462

Expenses
Advertising and promotion	$168,895	$228,375
Amortization of intangible assets	$390,490	$389,661
Depreciation	$49,766	$47,442
Foreign exchange loss (gain)	$11,873	$(162,952)
Lease expense	$123,155	$130,129
Management and technical consulting	$1,054,353	$5,510,011
Office and miscellaneous expense	$378,263	$657,008
Professional fees	$276,669	$613,116
Salaries and wages	$1,401,980	$2,202,387
Transfer agent and filing fees	$13,175	$69,315
Travel and accommodation	$66,113	$62,582
Warranty costs	$(39,807)	$863,881

Total operating expenses	$3,894,925	$10,610,955

Other income (expense)
Gain (loss) on change in fair value of derivative liability	$–	$(8,817)
Financing interest income	$97,626	$57,714
Interest income (expense) and other	$58,414	$11,277

Net income (loss)	$(2,787,926)	$1,488,681

Liquidity and Capital Resources

Working Capital

	June 30, 2021	March 31, 2021
Current Assets	$35,533,308	$41,228,286
Current Liabilities	$38,056,285	$41,180,588

Working Capital (Deficit)	$(2,522,977)	$47,698

Cash Flows

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net Cash Used in Operating Activities	$(5,486,969)	$(2,417,789)
Net Cash Used in Investing Activities	$(24,005)	$(46,493)
Net Cash Provided by (Used in) Financing Activities	$–	$–
Effect of Exchange Rate Changes on Cash	$43,056	$(55,797)

Net Change in Cash and Cash Equivalents	$(5,467,918)	$(2,520,079)

As of June 30, 2021, we had $17,968,499 in cash and cash equivalents, $35,533,308 in total current assets, $38,056,285 in total current liabilities and a working capital deficit of $2,522,977 compared to working capital of $47,698 as at March 31, 2021. The Company’s working capital reduced as less revenue was recognized from marine scrubbers.

During the three months ended June 30, 2021, we used $5,486,969 in operating activities, whereas we used $2,417,789 from operating activities for the three months period ended June 30, 2020. The negative operating cash flow for the three months ended June 30, 2021, was mainly resulted from a significant reduction in revenue.

During the three months ended June 30, 2021, we used $24,005 in investing activities, whereas we used $46,493 in investing activities during the three months ended June 30, 2020. Our investing activities for the three months ended June 30, 2021, were primarily related to additions of equipment.

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

As of June 30, 2021, we had $17,968,499 cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended June 30, 2021, have been prepared on a going concern basis.

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

Revenue Recognition

To date, the Company has derived revenue from the sale of emission control equipment and related services as well as providing design and engineering services for Concentrated Solar Power.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of June 30, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

For the year-ended March 31, 2021, the Company assessed that there was a material weakness in the internal control over financial reporting which had resulted from not having an audit committee in place for the full financial year. The Company established an audit committee in March 2021 and it had its inaugural meeting on March 25, 2021 and since then has been fully-functioning and involved in accordance with its charter in overseeing the financial reporting and audit processes. Due to the implementation of this over-arching control, management has concluded that the Company has maintained effective internal control over financial reporting as of June 30, 2021 based on the criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
2.1	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.2	Certificate of Amendment filed on August 15, 1995 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.3	Certificate of Amendment filed on August 5, 1998 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.4	Certificate of Amendment filed on October 15, 2002 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.5	Certificate of Amendment filed on May 8, 2006 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.6	Certificate of Amendment filed on May 29, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.7	Bylaws filed on July 3, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on July 3, 2012)
3.8	Certificate of Amendment filed on November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2012)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Share Certificate relating to shares held by our company in the Ordinary Share Capital of Peterborough Renewable Energy Limited (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
(10)	Material Contracts
10.1	Consulting Agreement dated May 1, 2010 between our company and Sichel Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.2	Representation Agreement dated June 7, 2010 between Pacific Green Group Limited and EnviroTechnologies, Inc. (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.3	Peterborough Agreement dated October 5, 2011 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.4	Promissory Note dated June 2012 between our company and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.5	Assignment and Share Transfer Agreement dated June 14, 2012 between our company, Pacific Green Technologies Limited and Pacific Green Group Limited (incorporated by reference to our Registration Statement on Form 10, filed on July 3, 2012)
10.6	Non-Executive Director Agreement dated December 18, 2012 between our company and Neil Carmichael (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2012)

Exhibit Number	Description
10.7	Supplemental Agreement dated March 5, 2013 between EnviroResolutions, Inc., Peterborough Renewable Energy Limited and Green Energy Parks Limited (incorporated by reference to our Annual Report on Form 10-K filed on July 1, 2013)
10.8	Supplemental Agreement dated March 5, 2013 between our company, EnviroTechnologies Inc. and EnviroResolutions Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2013)
10.9	Form of Share Exchange Agreement dated April 3, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.10	Form of Share Exchange Agreement dated April 25, 2013 between our company and Shareholders of EnviroTechnologies Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2013)
10.11	Stock Purchase Agreement dated May 16, 2013 between our company and Shareholders of Pacific Green Energy Parks (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.12	Debt Settlement Agreement dated May 17, 2013 between our company, EnviroResolutions, Inc. and EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on June 3, 2013)
10.13	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2013)
10.14	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
10.15	Agreement dated September 26, 2013 between our company and Andrew Jolly (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2013)
10.16	Form of Share Exchange Agreement between our company and Shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 22, 2013)
10.17	Agreement dated October 22, 2013 between our company and Chris Williams (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2013)
10.18	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on December 24, 2013)
10.19	Form of Share Exchange Agreement between our company and certain shareholders of EnviroTechnologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2013)
10.20	Agreement dated January 27, 2014 between our company and Pöyry Management Consulting (UK) Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 19, 2014)
10.21	Form of Subscription Agreement between our company and the subscribers (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2014)
10.22	Loan Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.23	Put Option Agreement between our company and Intrawest Overseas Limited dated May 27, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2014)
10.24	Investor Relations Agreement dated September 22, 2015 between Pacific Green Technologies Inc. and Midam Ventures, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2015).
10.25	Investor Relations Agreement dated October 24, 2015 between Pacific Green Technologies Inc. and Red Rock Marketing Media, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015)
10.26	Convertible Note dated November 10, 2015 issued to Tangiers Investment Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on November 24, 2015).
10.27	Commercial Joint Venture Agreement between PowerChina SPEM Company Limited and Pacific Green Technologies China Limited dated November 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2015).

Exhibit Number	Description
(14)	Code of Ethics, Whistle-Blower Policy, and Insider Trading Policy
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2021)
14.2	Whistle-Blower Policy (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2021)
14.3	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2021)
(21)	Subsidiaries of the Registrant
21.1	Pacific Green Technologies Limited, a United Kingdom corporation (wholly owned);
Pacific Green Energy Parks Limited, a British Virgin Islands corporation (wholly owned);
Energy Park Sutton Bridge, a United Kingdom corporation (wholly owned by Pacific Green Energy Parks Limited).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Peterborough Renewable Energy Limited Directors’ Report and Financial Statements for the period ended December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013)
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 13, 2021	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2021	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)