Form 10-Q
period 2021-09-30
Pacific Green Technologies Inc.
filed 2021-11-12
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

47,026,886 common shares issued and outstanding as of November 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in US dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	September 30, 2021 $	March 31, 2021 $
ASSETS

Cash and cash equivalent	15,908,686	23,436,417
Short-term investments and amounts in escrow (Note 3)	888,579	1,126,728
Accounts receivable, net of allowance for doubtful accounts of $1,543,685 and $1,559,757, respectively	8,293,166	10,996,220
Prepaid expenses and parts inventory	1,770,219	932,948
Contract assets (Note 10)	3,868,678	4,329,607
Lease receivable (Note 4)	179,819	406,366

Total Current Assets	30,909,147	41,228,286

Long term receivable	620,162	2,735,415
Project under development (Note 9)	2,236,420	2,001,116
Property and equipment (Note 5)	1,172,006	1,229,828
Intangible assets (Note 6)	10,466,841	11,180,524
Goodwill (Note 7 and 8)	4,356,788	4,293,789
Right of use asset	926,803	1,118,949
Security deposit	615,559	635,870

Total Assets	51,303,726	64,423,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 12)	15,628,689	24,486,138
Warranty provision (Note 13)	2,150,643	2,425,107
Contract liabilities (Note 10)	19,038,435	13,603,559
Current portion of lease obligation	489,759	490,947
Due to related parties (Note 14)	–	174,837

Total Current Liabilities	37,307,526	41,180,588

Long-term accounts payable and accrued liabilities (Note 12)	996,831	3,294,342

Long-term lease obligation (Note 18)	565,943	822,289

Total Liabilities	38,870,300	45,297,219

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding, respectively	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 47,026,886 and 46,990,565 shares issued and outstanding, respectively	47,027	46,991

Additional paid-in capital	92,379,035	92,327,092

Accumulated other comprehensive income	1,110,057	892,732

Deficit	(81,102,693)	(74,140,257)

Total Stockholders’ Equity	12,433,426	19,126,558

Total Liabilities and Stockholders’ Equity	51,303,726	64,423,777

Nature of Operations (Note 1)
Commitment (Note 18)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended September 30, 2021 $	Three Months Ended September 30, 2020 $	Six Months Ended September 30, 2021 $	Six Months Ended September 30, 2020 $

Sales (Note 10)	239,381	8,974,063	2,892,820	37,470,425
Cost of goods sold (Note 10)	106,429	5,433,145	1,808,909	21,890,044
Gross profit	132,952	3,540,918	1,083,911	15,580,381
Expenses
Advertising and promotion	148,323	130,201	317,218	358,576
Amortization of intangible assets (Note 6)	391,188	389,675	781,678	779,336
Depreciation (Note 5)	49,777	49,208	99,543	96,650
Foreign exchange loss	39,705	207,488	51,578	44,536
Management and technical consulting	991,101	2,834,170	2,045,454	8,344,181
Office and miscellaneous	415,567	278,914	793,830	935,922
Operating lease expense (Note 18)	120,212	118,038	243,367	248,167
Professional fees	671,009	279,519	947,678	892,635
Research and development	–	4,368	–	4,368
Salaries and wage expenses	1,393,514	1,119,887	2,795,494	3,322,274
Transfer agent and filing fees	148,048	71,450	161,223	140,765
Travel and accommodation	158,502	109,988	224,615	172,570
Warranty and related (Note 13)	18,159	383,414	(21,648)	1,247,295
Total expenses	4,545,105	5,976,320	8,440,030	16,587,275
Income (loss) before other income (expenses)	(4,412,153)	(2,435,402)	(7,356,119)	(1,006,894)
Other income (expenses)
Gain on de-consolidation of subsidiary	–	239,174	–	239,174
Gain (loss) on change in fair value of derivative liability (Note 11)	–	58,380	–	49,563
Gain on reduction of acquisition costs of subsidiary (Note 7)	–	3,240,250	–	3,240,250
Financing interest income	195,325	243,575	292,951	301,290
Interest income (expense)	43,447	(33,741)	103,915	(22,465)
Provision for loan	(1,129)	4,754	(3,183)	4,754
Gain on termination of lease	–	3,019	–	3,019
Total other income (expense)	237,643	3,755,411	393,683	3,815,585
Net (loss) income for the period	(4,174,510)	1,320,009	(6,962,436)	2,808,691
Other comprehensive income
Foreign currency translation gain	41,209	139,842	217,325	84,044
Comprehensive (loss) income for the period	(4,133,301)	1,459,851	(6,745,111)	2,892,735
Net income per share, basic and diluted	(0.09)	0.03	(0.15)	0.06
Weight average number of common shares outstanding, basic (1)	47,316,539	46,102,259	47,309,839	46,037,720
Weight average number of dilutive shares outstanding, diluted	47,316,539	46,254,406	47,309,839	46,204,757

(1)	The period ended September 30, 2021, includes 312,500 (2020 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2020	45,659,971	45,660	90,653,018	207,017	(75,321,335)	15,584,360

Fair value of options granted (Note 16)	–	–	60,822	–	–	60,822
Foreign exchange translation gain	–	–	–	(55,797)	–	(55,797)
Net income for the period	–	–	–	–	1,488,681	1,488,681

Balance June 30, 2020	45,659,971	45,660	90,713,840	151,220	(73,832,654)	17,078,066

Shares issued for commissions	95,238	95	95,143	–	–	95,238
Shares for employment settlement	50,000	50	69,450	–	–	69,500
Shares issued on the exercise of stock options	175,000	175	1,575	–	–	1,750
Foreign exchange translation	–	–	–	139,842	–	139,842
Shares issued on debt conversion	50,000	50	62,450	–	–	62,500
Net income for the period	–	–	–	–	1,320,009	1,320,009

Balance September 30, 2020	46,030,209	46,030	90,942,458	291,062	(72,512,645)	18,766,905

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2021	46,990,565	46,991	92,327,092	892,732	(74,140,257)	19,126,558

Fair value of options granted (Note 16)	–	–	13,788	–	–	13,788
Foreign exchange translation gain	–	–	–	176,116	–	176,116
Net income for the period	–	–	–	–	(2,787,926)	(2,787,926)

Balance June 30, 2021	46,990,565	46,991	92,340,880	1,068,848	(76,928,183)	16,528,536

Fair value of options granted (Note 16)	–	–	13,941	–	–	13,941
Shares issued for service	11,321	11	23,989	–	–	24,000
Shares issued on the exercise of stock options	25,000	25	225	–	–	250
Foreign exchange translation	–	–	–	41,209	–	41,209
Net income(loss) for the period	–	–	–	–	(4,174,510)	(4,174,510)

Balance September 30, 2021	47,026,886	47,027	92,379,035	1,110,057	(81,102,693)	12,433,426

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Six Months Ended September 30, 2021 $	Six Months Ended September 30, 2020 $
Operating Activities

Net income (loss) for the year	(6,962,436)	2,808,691

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	781,678	779,336
Gain on reduction of acquisition costs of subsidiary	–	(3,240,250)
Gain on disposition of subsidiary	–	(239,174)
Operating lease expense (Note 18)	243,367	248,167
Depreciation (Note 5)	99,543	96,650
Lease finance charge	9,453	21,284
Loss on change in fair value of derivative liability (Note 11)	–	(49,563)
Unrealized loss on foreign exchange	(59,013)	89,195
Fair value of stock options granted (Note 16)	27,729	60,822
Shares issued for services	24,000	164,688

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	238,149	438,969
Accounts receivable	5,035,401	2,686,438
Prepaid expenses and deposits	(816,960)	189,964
Contract assets	460,929	6,194,519
Project under development	(235,304)
Lease payments	(273,144)	(268,898)
Due from related parties	–	(42,739)
Accounts payable and accrued liabilities	(11,154,960)	(8,680,297)
Warranty provision	(274,464)	480,563
Contract liabilities	5,434,876	(7,673,705)
Due to related parties	(174,837)	(1,761)

Net Cash Used in Operating Activities	(7,595,993)	(5,937,101)

Investing Activities
Additions of property and equipment	(29,535)	(85,683)

Net Cash Used in Investing Activities	(29,535)	(85,683)

Financing Activities
Proceeds from option exercise	250	1,750

Net cash from financing activities	250	1,750

Effect of Foreign Exchange Rate Changes on Cash	97,547	73,182

Change in Cash and Cash Equivalents	(7,527,731)	(5,947,852)

Cash and Cash Equivalents, Beginning of Period	23,436,417	21,386,934

Cash and Cash Equivalents, End of Period	15,908,686	15,439,082

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

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

September 30, 2021

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (formerly Pacific Green Hydrogen Technologies Inc.)	Wholly-owned subsidiary
Pacific Green Wind Technologies Inc (“PGWT”)	Wholly-owned subsidiary
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd. (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Ltd. (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGTA
Pacific Green Environmental Technologies (Asia) Ltd. (“PGETA”)	50.1% owned subsidiary
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGESU

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

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

3.	Short-term Investments and amounts in escrow

At September 30, 2021, the Company has a $59,921 (March 31, 2021 – $60,408) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures December 13, 2021.

At September 30, 2021, the Company has $nil (March 31, 2021 – $915,779) in short term investment.

At September 30, 2021, the Company’s solicitor is holding $828,658 (March 31, 2021 – $150,541) relating to proceeds under customer contracts.

4.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at September 30, 2021 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are based on a quarterly payment of $118,000 per quarter and a final balancing payment through March 2022. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

4.	Lease Receivable (continued)

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	September 30, 2021 $	March 31, 2020 $

Current portion, expected within twelve months	179,819	406,366

Future lease payments forecasted in fiscal year end period is as follows:

$

2021	183,114
Interest deemed hereunder	(3,295)

Total	179,819

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	September 30, 2021 Net carrying value $	March 31, 2021 Net carrying value $

Building	1,013,513	(131,356)	882,157	904,897
Furniture and equipment	301,683	(131,496)	170,187	186,186
Computer equipment	16,994	(9,865)	7,129	10,040
Leasehold improvements	109,849	(77,176)	32,673	45,944
Testing equipment- Scrubber system	118,776	(38,916)	79,860	82,761

Total	1,560,815	(388,809)	1,172,006	1,229,828

For the three and six months ended September 30, 2021, the Company recorded $49,777 (2020 – $49,208) and $99,543 (2020 – $96,650) in depreciation expense on property and equipment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	September 30, 2021 Net carrying value $	March 31, 2021 Net carrying value $

Patents and technical information	35,852,556	(7,865,680)	(20,457,255)	7,529,621	7,968,355
Backlogs	98,599	(60,899)	(37,700)	–	–
Customer lists	243,350	(69,551)	–	173,799	190,052
Patents and certifications	3,855,108	(1,101,815)	–	2,753,293	3,010,769
Software licensing	12,623	(2,495)	–	10,128	11,348

Total	40,062,236	(9,100,440)	(20,494,955)	10,466,841	11,180,524

For the three and six months ended September 30, 2021, the Company recorded $391,188 (2020 – $389,675) and $781,678 (2020 – $779,336) in amortization expense on intangible assets.

Future amortization of intangible assets is as follows based on calendar year:

$

2021	392,217
2022	1,568,859
2023	1,568,859
2024	1,568,859
2025	1,567,597
Thereafter	3,800,450

Total	10,466,841

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

7.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all the issued and outstanding stock of Shanghai Engin Digital Technology Co. Ltd., a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (paid) and a final conditional payment of $2,860,002 (¥20,000,000) (not paid). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year end), plus a further conditional $286,000 (¥2,000,000) (not paid). The required conditions for the final payment were not met by the selling party. As a result, the Company derecognized the liability and recorded a gain of $3,240,250 (¥22,000,000) for the quarter ended September 30, 2021. On June 19, 2020, Engin’s name was changed to Pacific Green Technologies (Shanghai) Co. Ltd.

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

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $2,063,358, other net working capital of Engin of $1,024,461, property and equipment of $911,330, and intangible assets of $3,897,747. The residual value of consideration after applying it to the carrying values of assets and liabilities acquired and fair value adjustments, resulted in a goodwill allocation of $3,524,161. The goodwill paid as part of the acquisition is expected to be tax deductible.

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

September 30, 2021

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

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. Since the acquisition, $235,304 has been incurred and capitalized as project under development.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

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

For the three and six months ended September 30, 2021, and 2020, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	Three Months Ended September 30, 2021 $	Three Months Ended September 30, 2020 $

Specified service works	39,675	392,483
Certified design and engineering works	–	4,580,823
Acceptance of delivered equipment to customers	25,892	2,950,496
Acceptance of commissioned equipment	74,953	1,047,890
Solar power contracts	98,861	2,371

Total	239,381	8,974,063

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

10.	Sales, Contract Assets and Contract Liabilities (continued)

	Six months Ended September 30, 2021 $	Six months Ended September 30, 2020 $

Specified service works	408,467	420,046
Certified design and engineering works	–	9,068,577
Acceptance of delivered equipment to customers	1,134,395	17,018,270
Acceptance of commissioned equipment	1,038,929	10,824,301
Concentrated solar power contracts	311,029	139,231

Total	2,892,820	37,470,425

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	–	–	(51,463,812)
Sales recognized in earnings		61,413,520	61,413,520
Payments under contracts	19,553,678	–	–
Costs recognized in earnings	(39,828,410)	(39,828,410)	–

Balance, March 31, 2021	4,329,607		(13,603,559)

Customer receipts and receivables	–	–	(8,327,696)
Sales recognized in earnings		2,892,820	2,892,820
Payments and accruals under contracts	1,347,980	–	–
Costs recognized in earnings	(1,808,909)	(1,808,909)

Balance, September 30, 2021	3,868,678		(19,038,435)

As of September 30, 2021, contract liability included $18,737,175 (March 31, 2021 - $13,439,126) aggregate cash receipts from one customer to relating to nineteen vessels. At March 31, 2021 all nineteen had been postponed under the terms of a Postponement Agreement dated February 9, 2021, with an option to either proceed or cancel. Under a subsequent Option Agreement dated August 9, 2021, six of these vessels were contracted by the customer to proceed and these are due to be commissioned on various dates between January and April 2022. $8,709,860 of the total contract liability at September 30, 2021 relates to these six vessels and will be released in full to revenue between December and April 2022, as the revenue milestones are achieved on each vessel.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

11.	Convertible Debenture and Derivative Liability

As at September 30, 2021, the carrying value of the debenture was $nil (March 31, 2021 – $nil) and interest expense on the debenture for the three and six months ended September 30, 2021 was recorded as $nil (2020 – $833) and $nil (2020 – $2,333). During the three and six months ended September 30, 2021, the Company recorded gain on the change in fair value of derivative liability of $nil (2020 –$58,380) and $nil (2020 –$49,563) respectively.

A summary of the changes in derivative liabilities for the three months is shown below:

	Three Months Ended September 30, 2021 $	Three Months Ended September 30, 2020 $	Six Months Ended September 30, 2021 $	Six Months Ended September 30, 2020 $

Balance, beginning of period	–	(183,301)	–	(174,484)
Conversion	–	42,550	–	42,550
Mark to market adjustment	–	58,380	–	49,563

Balance, end of period	–	(82,371)	–	(82,371)

12.	Accounts payable and accruals

	September 30, 2021 $	March 31, 2021 $

Accounts payable	520,599	3,961,965
Accrued liabilities	15,018,190	20,290,390
Loan payable	62,569	68,975
Payroll liabilities	27,301	164,808

Total short-term accounts payable and accrued liabilities	15,628,689	24,486,138

Long term accrued liabilities	996,831	3,294,342

Balance, end of period	16,625,520	27,780,480

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

13.	Warranty provision

During the three and six months ended September 30, 2021, the Company recorded a non-cash warranty expense of $18,159 (2020 – $383,414) and warranty expense recovery of $21,648 (2020 – $1,247,295) respectively as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty provision is shown below:

	September 30, 2021 $	March 31, 2021 $

Balance, beginning of period	2,425,107	1,089,356
Provision for warranty, net of expirations	(21,648)	1,228,092
Expenses recoveries (costs)	(252,816)	107,659

Balance, end of period	2,150,643	2,425,107

14.	Related Party Transactions

(a)	As at September 30, 2021, the Company was owed $nil from (March 31, 2021 – owed to $174,837) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three and six months ended September 30, 2021, the Company incurred $254,240 (2020 – $483,719) and $459,992 (2020 – $767,131) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)	During the three and six months ended September 30, 2021, the Company incurred $nil (2020 – $60,000) and $nil (2020 – $120,000) in consulting fees to a director, or companies controlled by a director of the Company.

(d)	During the three and six months ended September 30, 2021, the Company incurred $12,750 (2020 – $11,500) and $25,500 (2020 – $23,000) in consulting fees to a director of the Company.

15.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2020	3,300,000	2.50

Expired	(3,300,000)	2.50

Balance, March 31, 2021 and September 30, 2021	–	–

On July 1, 2020, 3,300,000 share purchase warrants expired unexercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

16.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Exercised	(175,000)	0.01
Granted	100,000	1.01

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Exercised	(25,000)	0.01

Balance, September 30, 2021	3,277,500	1.53	0.29	147,575

Additional information regarding stock options outstanding as at September 30, 2021 is as follows:

Exercisable
Number of shares	Weighted average remaining contractual life (years)	Exercise price $
312,500	0.92	0.01
2,865,000	0.16	1.70
25,000	0.79	2.26
25,000	2.29	1.03
50,000	2.50	1.50

3,277,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three and six months ended September 30, 2021, the fair value was $13,941 (2020 – $nil) and $27,729 (2020 – $60,822) and was recorded as salaries expense.

*Options expired in August 2021 and their extension for a further year is currently under the process of being executed.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	September 30, 2021
	North America $	Europe $	Asia $	Total $

Property and equipment	117,474	165,246	889,286	1,172,006
Intangible Assets	7,529,621	–	2,937,220	10,466,841
Right of use assets	29,694	684,255	211,854	926,803

	7,676,789	849,501	4,038,360	12,564,650

	Three months ended September 30, 2021
	South America $	Europe $	Asia $	Total $

Revenues by customer region	57,000	140,520	41,861	239,381

	Three months ended September 30, 2021
	Marine $	Solar $	Total $

Revenues by revenue type	140,520	98,861	239,381

	Six months ended September 30, 2021
	South America $	Europe $	Asia $	Total $

Revenues by customer region	154,500	2,581,791	156,529	2,892,820

	Six months ended September 30, 2021
	Marine $	Solar $	Total $

Revenues by revenue type	2,581,791	311,029	2,892,820

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

17.	Segmented Information (continued)

	September 30, 2020
	North America $	Europe $	Asia $	Total $

Property and equipment	164,233	219,051	915,038	1,298,322
Intangible Assets	8,407,089	–	3,389,398	11,796,487
Right of use assets	68,218	987,215	246,962	1,302,395

	8,639,540	1,206,266	4,551,398	14,397,204

	Three months ended September 30, 2020
	Europe $	Asia $	Total $

Revenues by customer region	8,971,692	2,371	8,974,063

	Three months ended September 30, 2020
	Marine $	Solar $	Total $

Revenues by revenue type	8,971,692	2,371	8,974,063

	Six months ended September 30, 2020
	Europe $	Asia $	Total $

Revenues by customer region	37,331,194	139,231	37,470,425

	Six months ended September 30, 2020
	Marine $	Solar $	Total $

Revenues by revenue type	37,331,194	139,231	37,470,425

For the three and six months ended September 30, 2021, 88% (2020 – 78%) and 21% (2020 – 83%) of the Company’s revenues were derived from two customers that are under the same common ownership and control. For the three and six months ended September 30, 2021, 19% (2020 – 0%) and 57% (2020 – 0%) of the Company’s revenues were derived from another customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

18.	Commitment

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China, and North Vancouver, Canada.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	1.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

Lease cost for the three and six months are summarized as follows:

	Three Months Ended September 30, 2021 $	Three Months Ended September 30, 2020 $	Six Months Ended September 30, 2021 $	Six Months Ended September 30 2020 $
Operating lease expense *	120,212	118,038	243,367	248,167

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five calendar years of the lease as follows:

$

2021 (remainder of year)	133,187
2022	519,171
2023	385,306
2024	65,183
2025	16,296

Total future minimum lease payments	1,119,143

Imputed interest	(63,441)

Operating lease obligations	1,055,702

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

September 30, 2021

(Unaudited)

(Expressed in U.S. Dollars)

19.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. Net income (loss) before taxes for the three months ended September 30 by U.S. and foreign jurisdictions was as follows:

	September 30, 2021 $	September 30, 2020 $

United States	(6,023,114)	3,429,691
Foreign	(939,322)	(621,000)

Net income (loss) before taxes	(6,962,436)	2,808,691

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	September 30, 2021 $	September 30 2020 $

Net income (loss) before taxes	(6,962,436)	2,808,691
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(1,462,112)	589,825
Permanent differences and other	28,729	(603,995)
Foreign tax rate difference	(33,116)	21,814
Change in valuation allowance	1,466,499	(7,644)

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that is has accumulated estimated net operating losses of approximately $19.4 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033. In addition, the Company estimates that it has $1.1 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom corporation, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Marine Technologies (USA) Inc., a Delaware Corporation (inactive), (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Corporate Development Inc. (formerly Pacific Green Hydrogen Technologies Inc., a Delaware corporation, (10) Pacific Green Wind Technologies Inc., a Delaware corporation, (11) Pacific Green Technologies International Ltd., a British Virgin Islands company, (12) Pacific Green Technologies Asia Ltd., a Hong Kong company, (13) Pacific Green Technologies China Ltd., a Hong Kong company, (14) Pacific Green Technologies (Australia) Pty Ltd., an Australia Company, (15) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (16) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (17) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (18) Pacific Green Energy Parks Inc., a Delaware corporation, (19) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (20) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (21) Richborough Energy Park Ltd., a United Kingdom company, unless otherwise indicated.

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

Working with a worldwide network of agents to market the ENVI-Systems™ emission control technologies, the Company has focused on three applications of the technology:

ENVI-Marine TM

Diesel exhaust from ships, ferries and tankers includes ash and soot as particulate components and sulphur dioxide as an acid gas. Testing has been conducted on diesel shipping to confirm the application of seawater as a neutralizing agent for sulphur emissions as well as capturing particulate matter. In addition to marine applications, these tests also showed applicability of the system for large displacement engines such as stationary generators, compressors, container handling, heavy construction, and mining equipment.

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

Significant Events

On September 21, 2021, the Company announced that it had signed an offer letter from Close Leasing Limited (“CLL”), wherein CLL will provide debt financing of £23 million (US$31.6 million) for the construction of a 99.8 MW BESS the Company is developing in Kent, England. The financing, which is subject to final due diligence, is expected to reach Financial Close in Q4 2021.

On September 28, 2021, the Company announced that under the terms of its framework agreement (the “Agreement”) with Tupa Energy Limited (“Tupa”), it has confirmed its intent to acquire Sheaf Energy Limited (“SEL”), a Kent, England-based 249 MW BESS development wholly-owned by Tupa. Following the 99.8 MW Richborough Energy Park Limited BESS development that the Company acquired earlier this year, the 249 MW SEL BESS development is the next phase of the 1,100 MW BESS Agreement that the Company entered into with Tupa in March 2021. The Company and Tupa continue to build on the success of the initial developments, with the balance of the 750 MW expected to be operational in 2025.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended September 30, 2021, and 2020.

Revenue for the three and six months ended September 30, 2021 was $239,381 and $2,892,820 versus $8,974,063 and $37,470,425 for the three and six months ended September 30, 2020. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended September 30, 2021, the Company recognized revenue for 6 (2020 - 15) marine scrubber units and these marine scrubber units were in various stages of engineering, delivery, and commissioning. For the three and six months ended September 30, 2021, Revenue from solar business sector was $98,861 and $311,029 as compared to $2,371 and $139,231 for the three and six months ended September 30, 2020.

During the six months, the Company realized a gross margin of 37% (2020 - 42%).

Expenses for the three and six months ended September 30, 2021, were $4,545,105 and $8,440,030 as compared to $5,976,320 and $16,587,275 for the three and six months ended September 30, 2020, as the Company reduced its operations. Management and technical consulting fees decreased significantly also due to lower sales. Management and technical consulting fees were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Advertising and office-based costs also decreased due to reduced business activities. Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three and six months ended September 30, 2021, the Company recorded a warranty expense of $18,159 (2020 - $383,414) and warranty expense recovery of $21,648 (2020 - $1,247,295) related to the estimated expectation of warranty costs.

Our financial results for the three and six months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$239,381	$8,974,063	$2,892,820	$37,470,425
Cost of goods sold	$106,429	$5,433,145	$1,808,909	$21,890,044

Gross Profit	$132,952	$3,540,918	$1,083,911	$15,580,381

Expenses
Advertising and promotion	$148,323	$130,201	$317,218	$358,576
Amortization of intangible assets	$391,188	$389,675	$781,678	$779,336
Depreciation	$49,777	$49,208	$99,543	$96,650
Foreign exchange loss	$39,705	$207,488	$51,578	$44,536
Lease expense	$120,212	$118,038	$243,367	$248,167
Management and technical consulting	$991,101	$2,834,170	$2,045,454	$8,344,181
Office and miscellaneous	$415,567	$278,914	$793,830	$935,922
Professional fees	$671,009	$279,519	$947,678	$892,635
Research and development	$–	$4,368	$–	$4,368
Salaries and wages	$1,393,514	$1,119,887	$2,795,494	$3,322,274
Transfer agent and filing fees	$148,048	$71,450	$161,223	$140,765
Travel and accommodation	$158,502	$109,988	$224,615	$172,570
Warranty costs	$18,159	$383,414	$(21,648)	$1,247,295

Total expenses	$4,545,105	$5,976,320	$8,440,030	$16,587,275

Other income (expense)
Provision for loan	$(1,129)	$4,754	$(3,183)	$4,754
Interest income (expense)	$43,447	$(33,741)	$103,915	$(22,465)
Gain on reduction of acquisition costs of subsidiary	$–	$3,240,250	$–	$3,240,250
Gain on derecognition of Norway subsidiary	$–	$239,174	$–	$239,174
Gain on termination of lease	$–	$3,019	$–	$3,019
Financing interest income	$195,325	$243,575	$292,951	$301,290
Gain (loss) on change in fair value of derivative liability	$–	$58,380	$–	$49,563

Net Income (Loss)	$(4,174,510)	$1,320,009	$(6,962,436)	$2,808,691

Liquidity and Capital Resources

Working Capital

	September 30, 2021	March 31, 2021
Current Assets	$30,909,147	$41,228,286
Current Liabilities	$37,307,526	$41,180,588

Working Capital (Deficit)	$(6,398,379)	$47,698

Cash Flows

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Net Cash Used in Operating Activities	$(7,595,993)	$(5,937,101)
Net Cash Used in Investing Activities	$(29,535)	$(85,683)
Net Cash Provided by (Used in) Financing Activities	$250	$1,750
Effect of Exchange Rate Changes on Cash	$97,547	$73,182

Net Change in Cash and Cash Equivalents	$(7,527,731)	$(5,947,852)

As of September 30, 2021, we had $15,908,686 in cash and cash equivalent, $30,909,147 in total current assets, $37,307,526 in total current liabilities and a working capital deficit of $6,398,379 compared to working capital of $47,698 as at March 31, 2021. The Company’s working capital reduced as less revenue was recognized from marine scrubbers.

During the six months ended September 30, 2021, we used $7,595,993 in operating activities, whereas we used $5,937,101 from operating activities for the six months period ended September 30, 2020. The negative operating cash flow for the six months ended September 30, 2020, mainly resulted from reduction in revenue.

During the six months ended September 30, 2021, we used $29,535 in investing activities, whereas we used $85,683 in investing activities during the six months ended September 30, 2020. Our investing activities for the six months ended September 30, 2021, were primarily related to additions of equipment.

During the six months ended September 30, 2021, we received $250 in financing activities, whereas we received $1,750 in financing activities for the six months ended September 30, 2020. Our financing activities for the six months ended September 30, 2021, were related to stock option exercise.

Anticipated Cash Requirements

The Company is developing a battery energy storage system “BESS” facility in the UK. At the date of filing the 10Q, there are no contractual commitments to proceed since the preconditions required to achieve financial close have not yet been reached. To part-fund the project equity, the Company is currently negotiating a subordinated debt facility which is anticipated to be concluded contemporaneously with the financial close.

Our cash requirement estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

We currently have office locations in the United States, Canada, United Kingdom, China, Hong Kong, Spain and Australia. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of September 30, 2021, we had $15,908,686 cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended September 30, 2021, have been prepared on a going concern basis.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of September 30, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

For the year-ended March 31, 2021, the Company assessed that there was a material weakness in the internal control over financial reporting which had resulted from not having an audit committee in place for the full financial year. The Company established an audit committee in March 2021 and it had its inaugural meeting on March 25, 2021 and since then has been fully-functioning and involved in accordance with its charter in overseeing the financial reporting and audit processes. Due to the implementation of this over-arching control, management has concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2021 based on the criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 12, 2021	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2021	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)