Form 10-Q
period 2021-12-31
Pacific Green Technologies Inc.
filed 2022-02-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

47,026,886 common shares issued and outstanding as of February 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended December 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in US dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–6

Notes to the Condensed Consolidated Interim Financial Statements	F–7

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	December 31, 2021 $	March 31, 2021 $

ASSETS

Cash and cash equivalent	9,797,768	23,436,417
Short-term investments and amounts in escrow (Note 3)	1,089,279	1,126,728
Accounts receivable, net of allowance for doubtful accounts of $1,566,406 and $1,559,757, respectively	7,996,480	10,996,220
Prepaid expenses and parts inventory	763,003	932,948
Contract assets (Note 10)	3,339,968	4,329,607
Lease receivable (Note 4)	64,247	406,366

Total Current Assets	23,050,745	41,228,286

Long term receivable	65,139	2,735,415
Project under development (Note 9)	2,350,083	2,001,116
Property and equipment (Note 5)	1,168,765	1,229,828
Intangible assets (Note 6)	10,115,947	11,180,524
Goodwill (Note 7 and 8)	4,399,091	4,293,789
Right of use asset	831,124	1,118,949
Security deposit	1,019,450	635,870

Total Assets	43,000,344	64,423,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 12)	12,185,211	24,486,138
Warranty provision (Note 13)	1,831,554	2,425,107
Contract liabilities (Note 10)	18,006,220	13,603,559
Current portion of lease obligation (Note 18)	486,442	490,947
Due to related parties (Note 14)	–	174,837

Total Current Liabilities	32,509,427	41,180,588

Long-term accounts payable and accrued liabilities (Note 12)	539,611	3,294,342

Long-term lease obligation (Note 18)	452,810	822,289

Total Liabilities	33,501,848	45,297,219

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding, respectively	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value 47,026,886 and 46,990,565 shares issued and outstanding, respectively	47,027	46,991

Additional paid-in capital	92,392,824	92,327,092

Accumulated other comprehensive income	1,242,560	892,732

Deficit	(84,084,161)	(74,140,257)

Total stockholders’ equity before treasury stock	9,598,250	19,126,558

Treasury stock, at cost, 56,162 shares at Dec 31, 2021 and nil shares at March 31, 2021	(99,754)	–

Total Stockholders’ Equity	9,498,496	19,126,558

Total Liabilities and Stockholders’ Equity	43,000,344	64,423,777

Nature of Operations (Note 1)
Commitment (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended December 31, 2021 $	Three Months Ended December 31, 2020 $	Nine Months Ended December 31, 2021 $	Nine Months Ended December 31, 2020 $

Sales (Note 10)	2,642,184	4,658,466	5,535,004	42,128,892
Cost of goods sold (Note 10)	1,328,338	3,625,204	3,137,247	25,515,248

Gross profit	1,313,846	1,033,262	2,397,757	16,613,644

Expenses

Advertising and promotion	170,870	152,172	488,088	510,748
Amortization of intangible assets (Note 6)	396,539	389,703	1,178,217	1,169,039
Bad Debts Expense	21,012	–	21,012	–
Depreciation (Note 5)	52,519	47,807	152,062	144,457
Foreign exchange loss (gain)	34,791	(41,959)	86,369	2,577
Management and technical consulting	1,026,808	1,238,962	3,072,262	9,583,143
Office and miscellaneous	525,009	460,338	1,318,839	1,396,263
Operating lease expense (Note 18)	117,350	93,910	360,717	342,077
Professional fees	390,866	601,790	1,338,544	1,494,425
Research and development	–	–	–	4,368
Salaries and wage expenses	1,234,243	1,187,967	4,029,737	4,510,241
Transfer agent and filing fees	91,865	(34,007)	253,088	106,758
Travel and accommodation	249,338	129,470	473,953	302,040
Warranty and related (Note 13)	16,795	160,125	(4,853)	1,407,420

Total expenses	4,328,005	4,386,278	12,768,035	20,973,556

Income (loss) before other income (expenses)	(3,014,159)	(3,353,016)	(10,370,278)	(4,359,912)

Other income (expenses)

Gain on de-consolidation of subsidiary and termination of lease	–	–	–	242,193
Gain (loss) on change in fair value of derivative liability (Note 11)	–	(50,869)	–	(1,306)
Gain on reduction of acquisition costs of subsidiary (Note 7)	–	–	–	3,240,250
Financing interest income	85,889	247,253	378,840	548,543
Interest income (expense) and other	(53,198)	(24,015)	47,534	(41,725)

Total other income (expense)	32,691	172,369	426,374	3,987,955

Net (loss) income for the period	(2,981,468)	(3,180,647)	(9,943,904)	(371,957)

Other comprehensive income

Foreign currency translation gain	132,503	606,849	349,828	690,893

Comprehensive (loss) income for the period	(2,848,965)	(2,573,798)	(9,594,076)	318,936

Net income (loss) per share, basic and diluted	(0.06)	(0.07)	(0.21)	(0.01)

Weight average number of common shares outstanding, basic (1)	47,321,207	46,598,183	47,309,134	46,305,661

Weight average number of dilutive shares outstanding, diluted	47,321,207	46,598,183	47,309,134	46,305,661

(1)	The period ended December 31, 2021, includes 312,500 (2020 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive			Stockholders’
	Shares #	Amount $	Capital $	Income $	Treasury Stock	Deficit $	Equity $
Balance, March 31, 2021	46,990,565	46,991	92,327,092	892,732	–	(74,140,257)	19,126,558

Fair value of options granted (Note 16)	–	–	13,788	–	–	–	13,788
Foreign exchange translation gain	–	–	–	176,116	–	–	176,116
Net income (loss) for the period	–	–	–	–	–	(2,787,926)	(2,787,926)

Balance June 30, 2021	46,990,565	46,991	92,340,880	1,068,848	–	(76,928,183)	16,528,536

Fair value of options granted (Note 16)	–	–	13,941	–	–	–	13,941
Shares issue for service	11,321	11	23,989	–	–	–	24,000
Shares issued on the exercise of stock options	25,000	25	225	–	–	–	250
Foreign exchange translation	–	–	–	41,209	–	–	41,209
Net income (loss) for the period	–	–	–	–	–	(4,174,510)	(4,174,510)

Balance September 30, 2021	47,026,886	47,027	92,379,035	1,110,057	–	(81,102,693)	12,433,426

Fair value of options granted (Note 16)	–	–	13,789	–	–	–	13,789
Common stock repurchases (Note 16)				–	(99,754)	–	(99,754)
Foreign exchange translation	–	–	–	132,503	–	–	132,503
Net income (loss) for the period	–	–	–	–	–	(2,981,468)	(2,981,468)

Balance December 31, 2021	47,026,886	47,027	92,392,824	1,242,560	(99,754)	(84,084,161)	9,498,496

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2020	45,659,971	45,660	90,653,018	207,017	(75,321,335)	15,584,360

Fair value of options granted (Note 16)	–	–	60,822	–	–	60,822
Foreign exchange translation gain	–	–	–	(55,797)	–	(55,797)
Net income (loss) for the period	–	–	–	–	1,488,681	1,488,681

Balance June 30, 2020	45,659,971	45,660	90,713,840	151,220	(73,832,654)	17,078,066

Shares issued for commissions	95,238	95	95,143	–	–	95,238
Shares for employment settlement	50,000	50	69,450	–	–	69,500
Shares issued on the exercise of stock options	175,000	175	1,575	–	–	1,750
Foreign exchange translation	–	–	–	139,842	–	139,842
Shares issued on debt conversion	50,000	50	62,450	–	–	62,500
Net income (loss) for the period	–	–	–	–	1,320,009	1,320,009

Balance September 30, 2020	46,030,209	46,030	90,942,458	291,062	(72,512,645)	18,766,905

Shares issued for acquisition	525,000	525	576,975	–	–	577,500
Shares issued for settlement	100,000	100	99,900	–	–	100,000
Foreign exchange translation	–	–	–	606,849	–	606,849
Net income (loss) for the period	–	–	–	–	(3,180,647)	(3,180,647)

Balance December 31, 2020	46,655,209	46,655	91,619,333	897,911	(75,693,292)	16,870,607

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Nine months Ended December 31, 2021 $	Nine months Ended December 31, 2020 $

Operating Activities

Net income (loss) for the period	(9,943,904)	(371,957)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	1,178,217	1,169,039
Gain on reduction of acquisition costs of subsidiary	–	(3,240,250)
Gain on disposition of subsidiary	–	(242,193)
Lease expense	360,717	342,077
Depreciation (Note 5)	152,062	144,457
Lease finance charge	11,881	29,748
Loss (gain) on change in fair value of derivative liability (Note 11)	–	1,306
Unrealized loss (gain) on foreign exchange	(71,970)	166,478
Fair value of stock options granted (Note 16)	41,519	60,822
Shares issued for services	23,999	264,688

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	37,449	257,170
Accounts receivable	6,000,254	1,306,949
Prepaid expenses and deposits	(213,635)	154,672
Contract assets	989,639	6,814,648
Project under development	(348,967)	–
Lease payments	(406,870)	(379,820)
Due from related parties	0	(42,346)
Accounts payable and accrued liabilities	(15,055,658)	(9,991,783)
Warranty provision	(593,553)	483,077
Loan payable	–	3,329
Contract liabilities	4,402,661	(7,110,602)
Due to related parties	(174,837)	–

Net Cash Provided by (Used in) Operating Activities	(13,610,996)	(10,180,491)

Investing Activities
Acquisition of business, net of cash acquired (Note 8)	–	114,014
Additions of property and equipment	(49,540)	(99,999)

Net Cash Provided by (Used in) Investing Activities	(49,540)	14,015

Financing Activities
Repurchases of common stock	(99,754)	–
Proceeds on option exercise	250	1,750

Net Cash Provided by (Used in) Financing Activities	(99,504)	1,750

Effect of Foreign Exchange Rate Changes on Cash	121,391	209,921

Change in Cash and Cash Equivalents	(13,638,649)	(9,954,805)

Cash and Cash Equivalents, Beginning of Period	23,436,417	21,386,934

Cash and Cash Equivalents, End of Period	9,797,768	11,432,129

Non-cash Investing and Financing Activities, excluded in above
Common stock issuable in business acquisition	–	525,000
Consideration accrued for business acquisition (Note 8) net of imputed discount	–	23,921

Supplemental Disclosures:	–	–
Interest paid
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

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

December 31, 2021

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (formerly Pacific Green Hydrogen Technologies Inc.)	Wholly-owned subsidiary
Pacific Green Wind Technologies Inc (“PGWT”)	Wholly-owned subsidiary
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd. (“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies China Ltd. (“PGTC”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGTA
Pacific Green Environmental Technologies (Asia) Ltd. (“PGETA”)	50.1% owned subsidiary
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGESU

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

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

3. Short-term Investments and amounts in escrow

At December 31, 2021, the Company has a $59,433 (March 31, 2021 – $60,408) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures December 13, 2022.

At December 31, 2021, the Company has $nil (March 31, 2021 – $915,779) in short term investment.

At December 31, 2021, the Company’s solicitor is holding $1,029,846 (March 31, 2021 – $150,541) relating to proceeds under customer contracts.

4. Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at December 31, 2021 and March 31, 2020, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are based on a quarterly payment of $118,000 per quarter and a final balancing payment through March 2022. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

4. Lease Receivable (continued)

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	December 31, 2021 $	March 31, 2020 $

Current portion, expected within twelve months	64,247	406,366

Future lease payments forecasted in calendar year end period is as follows:

$

2022	65,144
Interest deemed hereunder	(897)

Total	64,247

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

5. Property and Equipment

	Cost $	Accumulated amortization $	December 31, 2021 Net carrying value $	March 31, 2021 Net carrying value $

Building	1,024,774	(152,212)	872,561	904,897
Furniture and equipment	320,816	(146,603)	174,213	186,186
Computer equipment	17,182	(11,283)	5,899	10,040
Leasehold improvements	109,849	(83,812)	26,037	45,944
Testing equipment- Scrubber system	138,599	(48,544)	90,055	82,761

Total	1,611,219	(442,454)	1,168,765	1,229,828

For the three and nine months ended December 31, 2021, the Company recorded $52,519 (2020 – $47,807) and $152,062 (2020 – $144,457) in depreciation expense on property and equipment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

6. Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	December 31, 2021 Net carrying value $	March 31, 2021 Net carrying value $

Patents and technical information	35,852,556	(8,085,047)	(20,457,255)	7,310,254	7,968,355
Backlogs	98,599	(60,899)	(37,700)	–	–
Customer lists	246,053	(80,028)	–	166,025	190,052
Patents and certifications	3,897,938	(1,267,798)	–	2,630,140	3,010,769
Software licensing	12,763	(3,235)	–	9,528	11,348

Total	$40,107,909	(9,497,007)	(20,494,955)	10,115,947	11,180,524

For the three and nine months ended December 31, 2021, the Company recorded $396,539 (2020 – $389,703) and $1,178,217 (2020 – $1,169,039) in amortization expense on intangible assets.

Future amortization of intangible assets is as follows based on calendar year:

$

2022	1,579,173
2023	1,579,173
2024	1,579,173
2025	1,577,981
Thereafter	3,800,447

Total	10,115,947

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

7. Acquisition of Shanghai Engin Digital Technology Co. Ltd

On December 20, 2019, the Company acquired all the issued and outstanding stock of Shanghai Engin Digital Technology Co. Ltd., a solar design, development and engineering company and its subsidiary. Engin’s expertise in solar technologies provides the Company another green technology to market and develop internationally alongside our manufacturing. The acquisition was concluded concurrently with two groups. The first purchase of the 75% interest was acquired for consideration of $5,864,234 (¥41,000,000) upon signing (paid), plus a further $2,145,002 (¥15,000,000) due by March 20, 2020 (paid) and a final conditional payment of $2,860,002 (¥20,000,000) (not paid). The remaining 25% interest was acquired for consideration of 125,000 new shares of the Company (issued after year ended March 31, 2020), plus a further conditional $286,000 (¥2,000,000) (not paid). The required conditions for the final payment were not met by the selling party. As a result, the Company derecognized the liability and recorded a gain of $3,240,250 (¥22,000,000) for the quarter ended September 30, 2020. On June 19, 2020, Engin’s name was changed to Pacific Green Technologies (Shanghai) Co. Ltd.

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

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

8. Acquisition of Innoergy Limited (continued)

Total purchase consideration is estimated at $633,911, inclusive of the fair value of the conditional payments, which were considered 75% probable at the acquisition date. The conditional payments are not made yet. Total purchase consideration also includes 525,000 shares with fair value of $577,500 or $1.10 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $146,503, other net working capital of $2,758, property and equipment of $540, and loan payable of $64,981. The residual value of $549,091 has been allocated to goodwill, which is expected to be partially or completely tax deductible.

9. Acquisition of Richborough Energy Park Ltd.

On March 18, 2021, the Company acquired all the issued and outstanding stock of Richborough Energy Park Ltd., a United Kingdom company in the business of battery energy storage systems.

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement. The first conditional payment was made in May 2021. The second and third payments are planned to be made during the year ended March 31, 2022 and 2023.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable group of similar identifiable assets. Accordingly, the consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed.

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. Since the acquisition, $348,967 has been incurred and capitalized as project under development.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

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

For the three and nine months ended December 31, 2021, and 2020, the Company’s recognized sales revenues in proportion to performance obligations as noted below:

	Three Months Ended December 31, 2021 $	Three Months Ended December 31, 2020 $

Specified service works	597,365	397,572
Certified design and engineering works	–	–
Acceptance of delivered equipment to customers	1,128,222	1,994,601
Acceptance of commissioned equipment	–	1,922,166
Solar power contracts	916,597	344,127

Total	2,642,184	4,658,466

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

10. Sales, Contract Assets and Contract Liabilities (continued)

	Nine months Ended December 31, 2021 $	Nine months Ended December 31, 2020 $

Specified service works	1,005,832	817,618
Certified design and engineering works	–	3,575,629
Acceptance of delivered equipment to customers	2,262,617	21,498,217
Acceptance of commissioned equipment	1,038,929	15,754,070
Concentrated solar power contracts	1,227,626	483,358

Total	5,535,004	42,128,892

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Contract Assets $	Sales (Cost of sales) $	Contract Liabilities $

Balance, March 31, 2020	24,604,339		(23,553,267)

Customer receipts and receivables	–	–	(51,463,812)
Sales recognized in earnings		61,413,520	61,413,520
Payments under contracts	19,553,678	–	–
Costs recognized in earnings	(39,828,410)	(39,828,410)	–

Balance, March 31, 2021	4,329,607		(13,603,559)

Customer receipts and receivables	–	–	(9,937,665)
Sales recognized in earnings		5,535,004	5,535,004
Payments and accruals under contracts	2,147,608	–	–
Costs recognized in earnings	(3,137,247)	(3,137,247)

Balance, December 31, 2021	3,339,968		(18,006,220)

As of December 31, 2021, contract liability included $16,917,629 (March 31, 2021 - $13,439,126) aggregate cash receipts from one customer to relating to nineteen vessels. At March 31, 2021 all nineteen had been postponed under the terms of a Postponement Agreement dated February 9, 2021, with an option to either proceed or cancel. Under a subsequent Option Agreement dated August 9, 2021, six of these vessels were contracted by the customer to proceed and these are due to be commissioned on various dates between January and April 2022. $8,886,827 of the total contract liability at December 31, 2021 relates to these six vessels and will be released in full to revenue between January and April 2022, as the revenue milestones are achieved on each vessel. The remaining contract liability balance was mainly related to the other sixteen postponed vessels in the Postponement Agreement.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

11. Convertible Debenture and Derivative Liability

As at December 31, 2021, the carrying value of the debenture was $nil (March 31, 2021 – $nil) and interest expense on the debenture for the three and nine months ended December 31, 2021 was recorded as $nil (2020 – $833) and $nil (2020 – $2,333). During the three and nine months ended December 31, 2021, the Company recorded gain on the change in fair value of derivative liability of $nil (2020 –$58,380) and $nil (2020 –$49,563) respectively.

A summary of the changes in derivative liabilities for the three months is shown below:

	Three Months Ended December 31, 2021 $	Three Months Ended December 31, 2020 $	Nine Months Ended December 31, 2021 $	Nine Months Ended December 31, 2020 $

Balance, beginning of period	–	(82,371)	–	(174,484)
Conversion	–	–	–	42,550
Mark to market adjustment	–	(50,869)	–	(1,306)

Balance, end of period	–	(133,240)	–	(133,240)

12. Accounts payable and accruals

	December 31, 2021 $	March 31, 2021 $

Accounts payable	716,328	3,961,965
Accrued liabilities	11,247,980	20,290,390
Loan payable	60,052	68,975
Payroll liabilities	160,851	164,808

Total short-term accounts payable and accrued liabilities	12,185,211	24,486,138

Long term accrued liabilities	539,611	3,294,342

Balance, end of period	12,724,822	27,780,480

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

13. Warranty provision

During the three and nine months ended December 31, 2021, the Company recorded a non-cash warranty expense of $16,795 (2020 – $160,125) and warranty recovery of $4,853 (2020 – expense of $1,407,420) respectively as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty provision is shown below:

	December 31, 2021 $	March 31, 2021 $

Balance, beginning of period	2,425,107	1,089,356
Provision for warranty, net of expirations	(4,853)	1,228,092
Expenses recoveries (costs)	(588,700)	107,659

Balance, end of period	1,831,554	2,425,107

14. Related Party Transactions

(a)	As at December 31, 2021, the Company owed $nil to (March 31, 2021 –$174,837) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three and nine months ended December 31, 2021, the Company incurred $297,723 (2020 – $330,025) and $756,861 (2020 – $1,099,756) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)	During the three and nine months ended December 31, 2021, the Company incurred $nil (2020 – $60,000) and $nil (2020 – $120,000) in consulting fees to a director, or companies controlled by a director of the Company.

(d)	During the three and nine months ended December 31, 2021, the Company incurred $12,750 (2020 – $12,750) and $38,250 (2020 – $38,250) in consulting fees to a director of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

15. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2020	3,300,000	2.50

Expired	(3,300,000)	2.50

Balance, March 31, 2021 and December 31, 2021	–	–

On July 1, 2020, 3,300,000 share purchase warrants expired unexercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

16. Stock Options and Share Repurchase

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Exercised	(175,000)	0.01
Granted	100,000	1.01

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Exercised	(25,000)	0.01
Forfeited	(2,865,000)	1.70

Balance, December 31, 2021	412,500	0.39	0.93	231,500

Additional information regarding stock options outstanding as at December 31, 2021 is as follows:

Exercisable
Number of shares	Weighted average remaining contractual life (years)	Exercise price $
312,500	0.67	0.01
25,000	0.54	2.26
25,000	2.04	1.03
50,000	2.25	1.50

412,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three and nine months ended December 31, 2021, the fair value was $13,789 (2020 – $nil) and $41,519 (2020 – $60,822) and was recorded as salaries expense.

For the period ended Dec 31, 2021, the Company implemented a share repurchase program and repurchased 56,162 shares with total value of $99,754.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

17. Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia. Significant long-term assets are geographically located as follows:

	December 31, 2021
	North America $	Europe $	Asia $	Total $

Property and equipment	120,769	169,536	878,460	1,168,765
Intangible Assets	7,310,254	–	2,805,693	10,115,947
Right of use assets	20,029	609,116	201,979	831,124

	7,451,052	778,652	3,886,132	12,115,836

	Three months ended December 31, 2021
	South America $	Europe $	Asia $	Total $

Revenues by customer region	418,982	1,725,587	497,615	2,642,184

	Three months ended December 31, 2021
	Marine $	Solar $	Total $

Revenues by revenue type	1,725,587	916,597	2,642,184
Expense by revenue type	5,352,324	271,328	5,623,652
Net income by revenue type	(3,626,737)	645,269	(2,981,468)

	Nine months ended December 31, 2021
	South America $	Europe $	Asia $	Total $

Revenues by customer region	573,482	4,307,378	654,144	5,535,004

	Nine months ended December 31, 2021
	Marine $	Solar $	Total $

Revenues by revenue type	4,307,378	1,227,626	5,535,004
Expense by revenue type	13,604,280	1,874,628	15,478,908
Net income by revenue type	(9,296,902)	(647,002)	(9,943,904)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

17. Segmented Information (continued)

	December 31, 2020
	North America $	Europe $	Asia $	Total $

Property and equipment	134,666	212,982	939,225	1,286,873
Intangible Assets	8,187,723	–	3,434,262	11,621,985
Right of use assets	58,864	913,673	245,034	1,217,571

	8,381,253	1,126,655	4,618,521	14,126,429

	Three months ended December 31, 2020
	Europe $	Asia $	Total $

Revenues by customer region	4,314,339	344,127	4,658,466

	Three months ended December 31, 2020
	Marine $	Solar $	Total $

Revenues by revenue type	4,314,339	344,127	4,658,466
Expense by revenue type	7,065,036	774,076	7,839,112
Net income by revenue type	(2,750,697)	(429,949)	(3,180,646)

	Nine months ended December 31, 2020
	Europe $	Asia $	Total $

Revenues by customer region	41,645,534	483,358	42,128,892

	Nine months ended December 31, 2020
	Marine $	Solar $	Total $

Revenues by revenue type	41,645,534	483,358	42,128,892
Expense by revenue type	40,852,732	1,648,116	42,500,849
Net income by revenue type	792,802	(1,164,758)	(371,957)

For the three and nine months ended December 31, 2021, 51% (2020 – 87%) and 69% (2020 – 98%) of the Company’s revenues were derived from two customers that are under the same common ownership and control. For the three and nine months ended December 31, 2021, 0% (2020 – 0%) and 31% (2020 – 0%) of the Company’s revenues were derived from another customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

18. Commitment

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China, and North Vancouver, Canada.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	1.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.75%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

Lease cost for the three and nine months are summarized as follows:

	Three Months Ended December 31, 2021 $	Three Months Ended December 31, 2020 $	Nine Months Ended December 31, 2021 $	Nine Months Ended December 31 2020 $
Operating lease expense *	117,350	93,910	360,717	342,077

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five calendar years of the lease as follows:

$

2022	520,627
2023	386,742
2024	65,907
2025	16,477

Total future minimum lease payments	989,753

Imputed interest	(50,501)

Operating lease obligations	939,252

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

(c)	On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture. The Company incorporated Pacific Green Technologies Arabia LLC on November 23rd, 2021.

Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2021

(Unaudited)

(Expressed in U.S. Dollars)

19. Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. Net income (loss) before taxes for the nine months ended December 31, by U.S. and foreign jurisdictions, was as follows:

	December 31, 2021 $	December 31, 2020 $

United States	(12,392,312)	1,831,428
Foreign	2,448,408	(2,203,385)

Net income (loss) before taxes	(9,943,904)	(371,957)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	December 31, 2021 $	December 31 2020 $

Net income (loss) before taxes	(9,943,904)	(371,957)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(2,088,220)	(78,111)
Permanent differences and other	94,035	502,105
Foreign tax rate difference	12,482	37,233
Change in valuation allowance	1,981,704	(461,227)

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that it has accumulated estimated net operating losses of approximately $22.3 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033. In addition, the Company estimates that it has $2.6 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Marine Technologies (USA) Inc., a Delaware corporation (inactive), (8) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (9) Pacific Green Solar Technologies Inc., a Delaware corporation, (10) Pacific Green Corporate Development Inc. (formerly Pacific Green Hydrogen Technologies Inc.), a Delaware corporation, (11) Pacific Green Wind Technologies Inc., a Delaware corporation, (12) Pacific Green Technologies International Ltd., a British Virgin Islands company, (13) Pacific Green Technologies Asia Ltd., a Hong Kong company, (14) Pacific Green Technologies China Ltd., a Hong Kong company, (15) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (16) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (17) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (18) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (19) Pacific Green Energy Parks Inc., a Delaware corporation, (20) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (21) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (22) Richborough Energy Park Ltd., a United Kingdom company, unless otherwise indicated.

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

ENVI-Clean TM

EnviroTechnologies Inc. has successfully conducted sulphur dioxide demonstration tests at the American Bituminous Coal Partners power plant in Grant Town, West Virginia. The testing achieved a three test average of 99.3% removal efficiency. The implementation of US Clean Air regulations in July 2010 has created additional demand for sulphur dioxide removal in all industries emitting sulphur pollution. Furthermore, China consumes approximately one half of the world’s coal, but introduced measures designed to reduce energy and carbon intensity in its 14th Five Year Plan. Applications include regional power facilities and heating for commercial buildings and greenhouses. Typical applications range in size from 1 to 20 megawatts (MW) with power generation occupying the larger end of the range. The ENVI-Clean™ system removes most of the sulphur dioxide, particulate matter, greenhouse gases and other hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended December 31, 2021, and 2020.

Revenue for the three and nine months ended December 31, 2021 was $2,642,184 and $5,535,004 versus $4,658,466 and $37,470,425 for the three and nine months ended December 31, 2020. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the nine months ended December 31, 2021, the Company recognized revenue for 9 (2020 – 46) marine scrubber units and these marine scrubber units were in various stages of engineering, delivery, and commissioning. For the three and nine months ended December 31, 2021, revenue from solar business sector was $916,597 and $1,227,626 as compared to $2,371 and $139,231 for the three and nine months ended December 31, 2020. During the nine months ended December 31, 2021, the Company recognized revenue for 11 (2020 – 7) solar projects.

During the nine months, the Company realized a gross margin of 43% (2020 - 40%). Gross margin increased mainly due to higher gross margin on sale of scrubber units.

Expenses for the nine months ended December 31, 2021, were $12,764,679 as compared to $20,973,556 for the nine months ended December 31, 2020, as the Company reduced its operations for the nine months period. Management and technical consulting fees decreased significantly also due to lower sales. Management and technical consulting fees were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Advertising, office-based costs, and professional fees also decreased due to reduced business activities. Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the nine months ended December 31, 2021, the Company recorded a warranty expense recovery of $4,853 (2020 – expense of $1,407,420) related to the estimated expectation of warranty costs.

Expenses for the three months ended December 31, 2021, were $4,324,649 as compared to $4,386,278 for the three months ended December 31, 2020. Management and technical consulting fees decreased due to lower sales and were comprised of fees paid to third parties for business development efforts, advisory services, as well as amounts paid to the directors of the Company. Professional fee decreased due to less contract and acquisition work. For the three months ended December 31, 2021, the Company recorded a warranty expense of $16,795 (2020 - $160,125) related to the estimated expectation of warranty costs.

Our financial results for the three and nine months ended December 31, 2021 and 2020 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues	$2,642,184	$4,658,466	$5,535,004	$42,128,892
Cost of goods sold	$1,328,338	$3,625,204	$3,137,247	$25,515,248

Gross Profit	$1,313,846	$1,033,262	$2,397,757	$16,613,644

Expenses
Advertising and promotion	$170,870	$152,172	$488,088	$510,748
Amortization of intangible assets	$396,539	$389,703	$1,178,217	$1,169,039
Bad debts expense	$21,012	$–	$21,012	$–
Depreciation	$52,519	$47,807	$152,062	$144,457
Foreign exchange loss	$34,791	$(41,959)	$86,369	$2,577
Lease expense	$117,350	$93,910	$360,717	$342,077
Management and technical consulting	$1,026,808	$1,238,962	$3,072,262	$9,583,143
Office and miscellaneous	$525,009	$460,338	$1,318,839	$1,396,263
Professional fees	$390,866	$601,790	$1,338,544	$1,494,425
Research and development	$–	$–	$–	$4,368
Salaries and wages	$1,234,243	$1,187,967	$4,029,737	$4,510,241
Transfer agent and filing fees	$91,865	$(34,007)	$253,088	$106,758
Travel and accommodation	$249,338	$129,470	$473,953	$302,040
Warranty costs	$16,795	$160,125	$(4,853)	$1,407,420

Total expenses	$4,328,005	$4,386,278	$12,768,035	$20,973,556

Other income (expense)
Gain on derecognition of subsidiary and termination of lease	$–	$–	$–	$242,193
Gain (loss) on change in fair value of derivative liability	$–	$(50,869)	$–	$(1,306)
Gain on reduction of acquisition costs of subsidiary	$–	$–	$–	$3,240,250
Financing interest income	$85,889	$247,253	$378,840	$548,543
Gain (loss) on change in fair value of derivative liability	$(53,198)	$(24,015)	$47,534	$(41,725)

Net Income (Loss)	$(2,981,468)	$(3,180,647)	$(9,943,904)	$(371,957)

Liquidity and Capital Resources

Working Capital

	December 31, 2021	March 31, 2021
Current Assets	$23,050,745	$41,228,286
Current Liabilities	$32,509,427	$41,180,588

Working Capital (Deficiency)	$(9,458,683)	$47,698

Cash Flows

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Net Cash Used in Operating Activities	$(13,610,996)	$(5,937,101)
Net Cash Used in Investing Activities	$(49,540)	$(85,683)
Net Cash Provided by (Used in) Financing Activities	$(99,504)	$1,750
Effect of Exchange Rate Changes on Cash	$121,391	$73,182

Net Change in Cash and Cash Equivalents	$(13,638,649)	$(5,947,852)

As of December 31, 2021, we had $9,797,768 in cash and cash equivalent, $23,050,745 in total current assets, $32,509,427 in total current liabilities and a working capital deficit of $9,458,683 compared to working capital of $47,698 as at March 31, 2021. The Company’s working capital reduced as less revenue was recognized from marine scrubbers and paydown of accounts payable. In addition, the Company’s contract assets, contract liabilities, and accruals change from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the nine months ended December 31, 2021, we used $13,610,996 in operating activities, whereas we used $5,937,101 from operating activities for the nine months period ended December 31, 2020. The negative operating cash flow for the nine months ended December 31, 2020, mainly resulted from reduction in revenue.

During the nine months ended December 31, 2021, we used $49,540 in investing activities, whereas we used $85,683 in investing activities during the nine months ended December 31, 2020. Our investing activities for the nine months ended December 31, 2021, were primarily related to additions of equipment.

During the nine months ended December 31, 2021, we used $99,504 in financing activities, whereas we received $1,750 in financing activities for the nine months ended December 31, 2020. Our financing activities for the nine months ended December 31, 2021, were related to stock option exercise.

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

As of December 31, 2021, we had $9,797,768 cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended December 31, 2021, have been prepared on a going concern basis.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and chief financial officer (principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

For the year-ended March 31, 2021, the Company assessed that there was a material weakness in the internal control over financial reporting which had resulted from not having an audit committee in place for the full financial year. The Company established an audit committee in March 2021 and it had its inaugural meeting on March 25, 2021 and since then has been fully-functioning and involved in accordance with its charter in overseeing the financial reporting and audit processes. Due to the implementation of this over-arching control, management has concluded that the Company has maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 14, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)