Form 10-K
period 2022-03-31
Pacific Green Technologies Inc.
filed 2022-08-10
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2021, was $52,405,587 based on a $1.66 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

47,026,886 common shares issued and outstanding as of August 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Pacific Green

Smart
Energy Storage
PacificGreen
Smart
Energy

2021-2022

Annual Report

Pacific Green Technologies Inc.

i

PART I

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Marine Technologies (USA) Inc., a Delaware corporation (inactive), (8) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (9) Pacific Green Solar Technologies Inc., a Delaware corporation, (10) Pacific Green Corporate Development Inc. (formerly Pacific Green Hydrogen Technologies Inc.), a Delaware corporation, (11) Pacific Green Wind Technologies Inc., a Delaware corporation, (12) Pacific Green Technologies International Ltd., a British Virgin Islands company, (13) Pacific Green Technologies Asia Ltd., a Hong Kong company, (14) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (15) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (16) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (17) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (18) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (19) Pacific Green Energy Parks Inc., a Delaware corporation, (20) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (21) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (22) Pacific Green Battery Energy Parks 1 Ltd., 50% owned, a United Kingdom company, (23) Richborough Energy Park Ltd., 50% owned, a United Kingdom company, unless otherwise indicated.

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

Working with a worldwide network of agents to market the ENVI-Systems™ emission control technologies, the Company has focused on three applications of the technology:

ENVI-Marine TM

Diesel exhaust from ships, ferries and tankers includes ash and soot as particulate components and sulfur dioxide as an acid gas. Testing has been conducted on diesel shipping to confirm the application of seawater as a neutralizing agent for sulfur emissions as well as capturing particulate matter. In addition to marine applications, these tests also showed applicability of the system for large displacement engines such as stationary generators, compressors, container handling, heavy construction and mining equipment.

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

ENVI-Clean TM

EnviroTechnologies Inc. has successfully conducted sulfur dioxide demonstration tests at the American Bituminous Coal Partners power plant in Grant Town, West Virginia. The testing achieved a three test average of 99.3% removal efficiency. The implementation of US Clean Air regulations in July 2010 has created additional demand for sulfur dioxide removal in all industries emitting sulfur pollution. Furthermore, China consumes approximately one half of the world’s coal, but introduced measures designed to reduce energy and carbon intensity in its 12th Five Year Plan. Applications include regional power facilities and heating for commercial buildings and greenhouses. Typical applications range in size from 1 to 20 megawatts (MW) with power generation occupying the larger end of the range. The ENVI-Clean™ system removes most of the sulfur dioxide, particulate matter, greenhouse gases and other hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels.

Vision & Strategy

Pacific Green envisions a world of rapidly growing demand for renewable energy technological solutions to address the challenges presented by a changing climate. Having achieved success in marine emission control technologies we have now diversified our business to provide turnkey and scalable end-to-end environmental and renewable technology solutions in the energy sector. Our technological platform now has three main divisions:

●	Emission Control Systems (“ECS”);

●	Concentrated Solar Power (“CSP”); and

●	Battery Energy Storage Systems (“BESS”);

In all the above areas, Pacific Green plans to execute this vision by a dual strategy of equipment sales and proactive infrastructure development and ownership, each is led by acquisitions of technology capabilities and project investment opportunities, highlighted to date by the following events:

●	on December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd. (“Engin”) a solar design, development and engineering company. Engin is a design and engineering business focused primarily on CSP, desalination and waste to energy technologies. Engin’s CSP reference plants in China comprise over 150MW and we are now in talks to provide CSP alongside future ammonia and hydrogen production facilities in Asia and South America;

●	on October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients included Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Shell plc. The acquisition underpins our entry into the BESS market; and

●	on March 18, 2021, the Company acquired Richborough Energy Park Limited (“Richborough”), a BESS development project to deliver 100MW of energy in Kent, UK.

In support of this dual strategy, we have adopted a Human Resource Strategy that seeks to hire the best talent in the core areas of our business. At March 31, 2022, the Company employed approximately 53 staff excluding full time consultants and contractors across a network of offices around the world. Our hiring plan includes the addition of sales and project execution specialists.

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

Concentrated Solar Power (“CSP”)

On December 23, 2019, the Company entered into a International Strategic Alliance Agreement with (1) Beijing Shouhang IHW Resources Saving Technology Company Ltd. (“Shouhang”), a company listed on the Shenzhen Stock Exchange in China, and (2) PowerChina.

The Strategic Alliance Agreement provides for the development of CSP plants whereby (1) the Company provides the Intellectual Property, the technical know-how, design and engineering, (2) Shouhang, with annual revenues of approximately USD$157 million, provides manufacturing of the solar field and molten salt tank services, and (3) PowerChina provides the EPC role worldwide.

Battery Energy Storage Systems (“BESS”)

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

On March 18, 2021, the Company signed a framework agreement with TUPA Energy Limited (“TUPA”) to gain exclusive rights to 1.1GW of BESS projects in the UK. TUPA is a UK based company with expertise in planning, grid connections and land acquisition. The Company has to date executed 100MW in relation to the Richborough Energy Park project.

In addition to supply agreements, on December 2, 2020, the Company signed a joint venture and marketing agreement with AMKEST to assist with the promotion of the Company’s core business platform in the Kingdom of Saudi Arabia and the wider Middle East. Amkest Group is overseen by its founder, Amr Khashoggi, who holds board positions in numerous influential companies and government bodies across the Kingdom and is currently serving as Strategic Advisor to the Kingdom’s prominent new development city, King Abdullah Economic City (KAEC). Amkest Group’s leadership team is led by Chief Executive Officer, Salman Alireza, whose background includes various founding, executive and director-level positions in the business development sector within the Kingdom of Saudi Arabia, in addition to an MBA from London Business School. There have been no transactions up until March 31, 2022.

Significant Events

On September 21, 2021, the Company announced that it had signed an offer letter from Close Leasing Limited (“CLL”), wherein CLL will provide debt financing of £28 million (US$31.6 million) for the construction of a 99.8 MW BESS the Company is developing in Kent, England.

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

Intellectual Property & Technical Know-How

Pacific Green has built a unique horizontal intellectual property platform consisting of:

●	ECS;

●	CSP; and

●	BESS.

We do not own, either legally or beneficially, any registered patent or trademark, except for the following proprietary emission abatement systems and associated marks, currently known as:

●	ENVI-CleanTM;

●	ENVI-PureTM, for removing acid gases, particulate matter, dioxins, VOCs and other regulated hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels; and

●	ENVI-MarineTM, a scrubber that can be applied to diesel exhaust emissions that require sulfur and particulate matter abatement (ENVI-CleanTM, ENVI-PureTM and ENVI-MarineTM together, the “Technologies”)

The ENVI-Clean™ system has protected intellectual property rights throughout most of the world. Its technology is protected by Patent Cooperation Treaty (PCT) patent application no. PCT/CA210/000988 filed June 25, 2010 with a priority filing date of June 25, 2009. The International Preliminary Report on Patentability for this PCT application considered all patent claims of the application to be patentable. EnviroTechnologies has pending national or regional phase patent applications claiming priority from PCT/CA2010/000988 covering 127 countries. Once patents are issue, patent rights in this technology will generally endure until June 25, 2030.

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

Subsidiaries

Our company’s wholly owned subsidiaries are (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Marine Technologies (USA) Inc., a Delaware corporation (inactive), (8) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (9) Pacific Green Solar Technologies Inc., a Delaware corporation, (10) Pacific Green Corporate Development Inc. (formerly Pacific Green Hydrogen Technologies Inc.), a Delaware corporation, (11) Pacific Green Wind Technologies Inc., a Delaware corporation, (12) Pacific Green Technologies International Ltd., a British Virgin Islands company, (13) Pacific Green Technologies Asia Ltd., a Hong Kong company, (14) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (15) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (16) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (17) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (18) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (19) Pacific Green Energy Parks Inc., a Delaware corporation, (20) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (21) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (22) Pacific Green Battery Energy Parks 1 Ltd., 50% owned, a United Kingdom company, (23) Richborough Energy Park Ltd., 50% owned, a United Kingdom company, unless otherwise indicated.

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

Employees

As of March 31, 2022, the Company’s subsidiaries employed people in Canada, United Kingdom, and China. The Company also relies heavily upon the use of contractors and consultants. The Company employed 53 full-time employees as of March 31, 2022 (59 as of March 31, 2021) that serve in technical, commercial, and administrative roles. More recently, the Company has hired new staff to support the anticipated growth in the Batteries and Solar businesses.

The Company is committed to providing its employees with a safe and healthy work environment, free from harassment or discrimination (based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste, or other legally protected characteristic), intimidation, or personal behavior not conducive to a productive work climate. The Company is an equal opportunity employer committed to inclusion and diversity.

In order to attract and retain quality employees, the Company offers competitive remuneration. The Company invests in tools and resources that support employees’ individual growth and development.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Capital Requirements

We have a limited operating history with significant losses.

We have yet to establish a sustained history of profitable operations. We incurred a cumulative deficit of $85,530,306 for the period from April 5, 2011 (inception) to March 31, 2022. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. Our profitability will depend on our ability to successfully market and sell the Technologies and there can be no assurance that we will be able to do so. The economic driver for the purchase by shipping companies for our marine scrubbers is primarily the spread between low-cost (high sulfur) bunker fuel and high-cost (low sulfur) bunker fuel. Following the oil price drop of 2020 which saw the fuel price spread drop significantly from over $200/tonne to $50/tonne, the demand for our scrubbers fell away. In recent months, the spread has risen to over $100/tonne which provides a strong indication of a possible return of demand, but it is not clear whether this is a continuing upward trend or a temporary rise and we cannot provide assurance of the resumption in demand for our marine scrubber technology. Over the last two years we have been exploring alternative strategies to complement our emission control Technologies, and have identified opportunities for both concentrated solar power and battery energy storage systems technologies in various geographies around the world, to support a global transition away from the use of hydrocarbons. We are taking a medium- to long-term view of these opportunities and are at an early stage in pursuing and developing them, and there is no certainty that these will grow and become profitable and cash-generative ventures for us.

We have identified two material weaknesses in our internal control over financial reporting that resulted in material errors in our financial statements. If we fail to remediate these two material weaknesses or if we experience additional material weaknesses in the future, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which may adversely affect investor confidence in us; could cause the price of our common stock to decline and harm our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Based on its evaluation in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), management identified two material weaknesses in the recognition of revenue and the cost of goods sold. Firstly, accounting guidance had not been rigorously applied to the revenue contracts and management had relied on analysis of the revenue contracts performed in earlier periods. Secondly, management failed to identify an error in the presentation of certain expenses which should have been treated as cost of goods sold. These two material weaknesses in the Company’s internal control over financial reporting resulted in material errors not being detected timely with the Company’s consolidated financial statements for the fiscal year ending March 31, 2021 as well as relevant unaudited quarters comprising that fiscal year, and the three subsequent interim and cumulative periods for the year ending March 31, 2022, all of which are being restated within this 10-K report for the year ending March 31, 2022.

Effective internal control over financial reporting is necessary for the Company to provide reliable financial reports and prevent fraud. The Company has identified the steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If the Company is not able to remediate the two material weaknesses, or if the Company identifies any new material weaknesses in the future, it may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; it could lose access to sources of capital or liquidity; and investors may lose confidence in its financial reporting and its stock price may decline as a result. Though the Company is taking steps to remediate the two material weaknesses, it cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to remediate the two material weaknesses or avoid potential future material weaknesses.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our sales force and effectively market the Technologies and develop the BESS facilities. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.

Beginning in 2020, the global COVID-19 pandemic significantly increased the volatility of financial markets worldwide. Beginning in March 2022, the ongoing Russian-Ukraine conflict has also contributed to economic volatility and unpredictability, and may continue to do so, as may future crises and conflicts. Significant volatility or disruptions of the capital markets could eliminate our access to financing, and/or significantly increase its cost. Such volatility or disruptions in the capital markets may cause lenders to be unwilling to provide us with financing to fund our ongoing operations and growth.

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

Risks Related to our Business and Operations

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

Significant volatility in oil prices may have a material adverse effect on our business.

The volatility in oil prices caused by geopolitical tensions such as those between Russia and Ukraine have created volatility in the price of fuel oil used by our marine customers. The economic driver for the purchase by shipping companies for our marine scrubbers is primarily the spread between low-cost (high sulfur) bunker fuel and high-cost (low sulfur) bunker fuel. The volatility, particularly a reduction in the price of low sulfur fuel oil, could negatively affect the demand for our marine scrubbers. Fuels with higher sulfur content have been cheaper than low sulfur fuel historically. Our marine scrubbers allow our customers to use fuels with higher sulfur content. A decrease in the demand for marine scrubbers, which allow the use of heavy fuel oil under IMO 2020, could reduce our sales of marine scrubbers.

Adverse economic conditions.

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

We may be unable to make or realize expected benefits from acquisitions and implementing our long-term strategy of growth through acquisitions may harm our financial condition and performance.

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

Exposure to currency exchange rate fluctuations results in fluctuations in our cashflows and operating results.

Substantially all of our revenues are earned in U.S. dollar. A portion of our operating costs are incurred in currencies other than U.S. dollars. This partial mismatch in operating revenues and expenses leads to fluctuations in net income due to changes in the value of the U.S. dollar relative to other currencies, in particular the GB pound. Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar relative to other currencies also result in fluctuations of our reported revenues and earnings. Under U.S. accounting guidelines, all foreign currency-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, advances from affiliates and long-term debt are revalued and reported based on the prevailing exchange rate at the end of the applicable period. This revaluation historically has caused us to report significant unrealized foreign currency exchange gains or losses each period.

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

Legal, Regulatory and Litigation Risks

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

Climate change and greenhouse gas restrictions may affect our business.

Many governmental bodies have adopted, or are considering the adoption of treaties or national, state and local laws, regulations and frameworks to reduce greenhouse gas emissions due to concerns about climate change.

In 2016, the Paris Agreement, in which almost 200 countries committed to reduce their greenhouse gas emissions and set firm target reduction goals. The Glasgow Climate Change Conference held in 2021, reiterated countries’ commitment to bringing down emissions and pursuant to which over 140 countries pledged to reach net-zero carbon emissions. In November 2021, nearly 500 global financial services firms, managing $130 trillion and approximately 40% of the world’s financial assets, committed to reach net-zero carbon emissions by 2050, and committed to interim goals towards a 50 percent reduction by 2030 as well as a 25 percent reduction in the next five years.

Our future business growth will be partially driven by the enforcement of emissions-related environmental regulations and further tightening of emission standards worldwide, which are beyond our control. For example, our ability to expand in our marine business sector is dependent on the effective implementation of IMO 2020, which requires the burning of low-sulfur oil for marine vessels or the installation of marine scrubbers. If existing regulations and emissions standards are not enforced by governmental authorities, it could have a material adverse effect on our operating results and long-term growth.

Risks Related to our Stockholders and Shares of Common Stock

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

As of March 31, 2022, the Company’s cash reserves are approximately $6.29 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

General Risk Factors

We may have risks associated with the security of our information technology systems.

We make significant efforts to maintain the security of our information technology systems and protect our critical data. Despite our continuing efforts, cyber-attacks may occur that could significantly disrupt our business activities and financial performance, resulting in loss of revenues, reputation, and customer relationships.

Cyber-attacks are unwelcome attempts to steal, expose, alter, disable, or destroy information through unauthorized access to computer systems. It is becoming increasingly common and more sophisticated, targeted, and undetected. It may be perpetrated by criminal organizations, professional hackers, or others engaged in corporate espionage. As the methods of cyber-attacks continue to evolve, we may be required to expand our information system to enhance our existing protective measures. This will cause increased costs in our business. A successful cyber-attack could also result in significant costs associated with the investigation and remediation of our technology systems, as well as increased regulatory and legal liability.

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

Beginning in early 2020 since the start of the COVID-19 pandemic, there has been an overall decline in new orders from our customers in the shipping business. There has been reduced investments and operations in the shipping industry due to increased travel restrictions, demand disruptions, and the volatility of oil prices. The pandemic has certainly contributed indirectly to the reduction in demand for our marine scrubbers, as many of our customers have vessels that have sat idle during the outbreak. Given the uncertainty of the pandemic’s evolution, it may further impact the business in the future.

The financial position of our customers could be adversely impacted by the COVID-19 pandemic. We may have difficulty collecting receivables from our customers, which will reduce our operating cashflows and cause adverse effects on our liquidity and cash flow.

In addition, COVID-19 pandemic has disrupted our supply chain and sales and distribution channels, affecting our ability to deliver products and provide services to our customers. The Chinese government may place additional restrictions on the transportation of products in and out of China. These restrictions would adversely impact our business, results of operations, and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High	Low
March 31, 2022	$1.49	$0.72
December 31, 2021	$1.99	$0.80
September 30, 2021	$2.00	$1.11
June 30, 2021	$2.82	$1.05
March 31, 2021	$3.76	$1.28
December 31, 2020	$4.65	$0.80
September 30, 2020	$1.50	$0.62
June 30, 2020	$2.50	$1.15
March 31, 2020	$3.35	$1.20

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of August 10, 2022, there were 285 holders of record of our common stock. As of such date, 47,026,886 of our common stock were issued and outstanding.

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

On March 31, 2021, the Company granted 75,000 stock options to Riseley D’Souza. 25,000 options at the exercise price of $0.01 and 50,000 options at the exercise price of $1.50. The options are exercisable on March 31, 2021 for a period of three years.

On January 15, 2022, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2022. The options are exercisable on January 15, 2023 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On March 15, 2022, the Company granted 100,000 stock options to Peter Rossbach at the exercise price of $1.20. 60,000 options are exercisable on March 15, 2022 for a period of 3 years. 40,000 options are exercisable on August 1, 2022 for a period of 3 years.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except where otherwise indicated, each of the below described issuances of common shares was made to a non - U.S. person, as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On July 17, 2020, the Company issued 50,000 shares of common stock with an aggregate value of $69,500 to a former officer of the Company as per the terms of an employment settlement agreement.

On August 6, 2020, the Company issued 50,000 shares of common stock with a fair value of $62,500 pursuant to a conversion of $20,000 in principal and $42,550 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock of $1.25 per share. This transaction resulted in a gain on extinguishment of debt of $50.

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

On January 11, 2021, the Company issued 228,980 shares of common stock with a fair value of $354,921 pursuant to a conversion of $10,000 in principal and $344,921 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on the closing price of the Company’s common stock of $1.55 per share. This transaction resulted in a gain on extinguishment of debt of $3,077.

On March 30, 2021, the Company issued 106,375 shares of common stock with a fair value of $222,304 for investor relations.

On August 25, 2021, 25,000 stock options were exercised by an employee of the Company at the exercise price of $0.01 per share with an aggregate value of $250. The Company issued 25,000 shares of common stock from the treasury.

On August 31, 2021, 11,321 common shares of the Company were issued to an employee of the Company at $2.12 per share.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2022 and 2021 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in section Item 1A “Risk Factors” of this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Restatement for Revenue Recognition and Cost of Goods Sold

In June 2022, while preparing the financial statements for the year-ending March 31, 2022, the Company identified an error with respect to the application of the revenue recognition accounting policy. In previous accounting periods, the Company identified three distinct performance obligations for the sale of marine scrubbers: certified design and engineering work, acceptance of delivered equipment to customers, and acceptance of commissioned equipment. These three components were determined to be separate performance obligations within the contracts. However, based on further analysis of our marine scrubber sale contracts and a review of the five-step revenue recognition model, the Company has now concluded that the three components do not meet the definition of being “distinct” according to ASC 606-10-25-14. Customers purchase the entire marine scrubber system and do not benefit from the separate components on their own. Therefore, a single performance obligation is appropriate.

According to ASC 606-10-25-27, if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date, revenue should be recognized over time. The Company’s scrubber system is customized to each vessel at the detailed design level, so the performance under the contract does not create an asset with an alternative use. According to the Company’s contracts signed with customers under English law, the customers are contractually and legally obliged to pay for performance completed to date that covers cost plus a reasonable profit margin. The Company has sought independent legal counsel to confirm this conclusion. Therefore, the Company concluded that revenue from the sale of marine scrubbers should be recognized over time versus at points in time for the original three performance obligations. The Company recognizes revenue based on the input method and it is the change in the cost of goods sold (using a percentage of costs to complete) that has driven the change in revenues.

Reclassification of Cost of Goods Sold

The Company has reassessed its presentation of cost of goods sold.

In previous periods the Company presented the cost of amortization of its technical intellectual property in expenses. Having reconsidered this, the Company concludes that these costs relate to fulfilling its obligations under its marine scrubber revenue contracts and, as a result, should be presented within cost of goods sold. The Company has identified certain marine sales commission costs previously included in Management and technical consulting fees that it has determined should be presented within cost of goods sold as they are considered to relate to initiating its revenue contracts. In addition, through incremental analysis, the Company has also identified certain salaries previously included in Salaries and wages and technical consulting fees previously included in Management and technical consulting fees that it has determined are appropriate to present within cost of goods sold as they are considered to relate to fulfilling the Company’s obligations under its revenue contracts. The sales commission costs represented 12.6% of total cost of goods sold for the year ended March 31, 2021. The salaries and technical consulting fees represented 4.2% of total cost of goods sold for the year ended March 31, 2021.

Effects of Adjustments on the Restated Financial Statements

The correction of these errors and the restatement adjustments for these changes to the Company’s previously issued audited annual consolidated financial statements are shown in Note 2 to the financial statements, and the previously issued unaudited quarterly consolidated financial statements are shown in Note 22 to the financial statements.

The impact of the change to revenue recognition resulted in earlier recognition of revenues and related cost of goods sold for scrubber sales. The impact on the opening deficit at March 31, 2020 was a reduction of $2,353,912. For the year ended, March 31, 2021, revenues decreased by $8,795,042 and the related cost of goods sold decreased by $5,803,538 for a net reduction of $2,991,504 to net income.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2022 and also for March 31, 2021 which is as restated.

Revenue for the year ended March 31, 2022 was $15,439,199 versus $52,618,478 for the year ended March 31, 2021. The Company’s revenues were mainly derived from the sale of products (marine scrubbers). During the year ended March 31, 2022, the Company was in the process of commissioning 8 (2021 – 44) marine scrubber units which contributed to revenue of $12,680,104 (2021 – $50,728,436). The decrease in revenue was due to a major client deferring 32 marine scrubber units. 6 of these units have proceeded while 13 have cancelled. The remainder are still postponed with an option to either proceed or cancel. Revenue from services, including specific services performed in the marine business sector and design and engineering services in the solar business sector, was $2,759,096 (2021 – $1,890,042).

During the year ended March 31, 2022, the gross profit margin for products and services were 80% (2021- 20%) and 26% (2021 – 38%) respectively. The gross profit margin for products increased in 2022 because of higher contract value and consistent cost of goods sold for marine scrubbers delivered in 2022. In addition, the Company released a $2.2 million accrual from a major supplier due to settlement. Overall, the gross profit margin for the year ended March 31, 2022 was approximately 70% (2021 – 20%).

Expenses for the year ended March 31, 2022 were $22,111,094 as compared to $16,350,477. This increase was due to large one-off impairment expenses of goodwill and intangible assets. This year, the company recovered bad debt expenses of $36,526, after receiving amounts previously assumed to be unrecoverable. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Advertising and professional fees decreased due to reduced business activities. For the year ended March 31, 2022, the Company recorded a warranty expense recovery of $731,529 (2021 - expense of $1,228,092) related to the estimated expectation of warranty costs. The impact of various international factors on FX rates caused fluctuations which saw the Company’s foreign exchange losses increase dramatically.

For the year ended March 31, 2022, our company had a net loss of $10,752,458 ($0.23 per share) compared to net loss of $1,810,425 ($0.04 per share) for the year ended March 31, 2021.

Our financial results for the years ended March 31, 2022 and 2021 are summarized as follows:

	Year Ended
	March 31,
	2022 $	2021 (As restated – note 2) $
Revenues
Products	12,680,103	50,728,436
Services	2,759,096	1,890,042
Total Revenues	15,439,199	52,618,478
Cost of goods sold
Products	2,505,579	40,815,715
Services	2,051,261	1,180,641
Total Cost of goods sold	4,556,840	41,996,356
Gross profit	10,882,359	10,622,122

Expenses
Advertising and promotion	599,520	902,014
Amortization of intangible assets	697,126	674,455
Bad debts expense	(36,526)	705,454
Depreciation	210,292	184,975
Foreign exchange loss	1,005,418	235,758
Impairment of goodwill	4,419,315	-
Impairment of intangible assets	2,641,639	37,700
Management and technical consulting	3,366,903	2,815,871
Operating lease expense	485,087	489,796
Office and miscellaneous expense	1,770,341	1,576,044
Professional fees	1,803,435	1,970,945
Research and development	–	62,943
Salaries and wages	4,993,145	4,823,978
Transfer agent and filing fees	232,365	258,777
Travel and accommodation	654,563	383,675
Warranty and related	(731,529)	1,228,092
Total expenses	22,111,094	16,350,477

Other Income
Financing interest income	456,761	628,330
Gain (loss) on change in fair value of derivative liability	–	(134,472)
Gain on termination of lease	–	3,019
Gain on derecognition of subsidiary	–	239,174
Gain on reduction of acquisition costs of subsidiary	–	3,240,250
Interest income (expense) and other	19,516	(58,371)
Net (Loss) / Income	(10,752,458)	(1,810,425)

Liquidity and Capital Resources

Working Capital

	At March 31, 2022 $	March 31, 2021 (As restated - note 2) $
Current Assets	24,854,658	39,538,728
Current Liabilities	19,079,665	40,128,621
Working Capital	5,774,993	(589,893)

Cash Flows

	Year Ended March 31, 2022 $	Year Ended March 31, 2021 (As restated - note 2) $
Net Cash (Used in) Provided by Operating Activities	(15,955,899)	3,402,719
Net Cash (Used in) Investing Activities	(1,965,172)	(1,559,728)
Net Cash (Used in) Provided by Financing Activities	(99,504)	1,750
Effect of Exchange Rate Changes on Cash	870,626	204,742
Net Change in Cash and Cash Equivalents	(17,149,949)	2,049,483

As of March 31, 2022, we had $6,286,468 in cash, $24,854,658 in total current assets, $19,079,665 in total current liabilities, and working capital of $5,774,993, compared to working deficit of $589,893 as at March 31, 2021. The Company’s working capital improved as we released liabilities previously accrued with a major supplier through a settlement agreement and third party’s commitment for equity contribution. The Company’s prepaid manufacturing costs, contract liabilities and accruals changed significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the year ended March 31, 2022, we used $15,955,899 in operating activities, whereas we received $3,402,719 from operating activities for the year ended March 31, 2021. Operating cash flows for the year ended March 31, 2022 primarily consist of deposits and installments received from customers and our corresponding manufacturing outlays. The negative operating cash flow for the year ended March 31, 2022 mainly resulted from reduction in revenue.

During the year ended March 31, 2022, we used $1,965,172 in investing activities, whereas we used $1,559,728 in investing activities during the year ended March 31, 2021. Our investing activities for the year ended March 31, 2022 were primarily related to the acquisition of office equipment.

During the year ended March 31, 2022, we used $99,504 related to financing activities, whereas we received $1,750 from financing activities during the year ended March 31, 2021. Our financing activity for the year ended March 31, 2022 related to exercise of stock options and repurchase of shares.

Anticipated Cash Requirements

We do not anticipate requiring additional funds to fund our forecast normal operating expenditure over the next 12 months. We do require funds to construct our first BESS 99.98MW facility project at Richborough Energy Park in Kent, United Kingdom. On May 11, 2022 the Company announced it had entered into a Subscription and Shareholders Agreement with a third party investor, who has committed $16 million (£13 million) of equity funds to the project. On June 21, 2022 the Company announced it had reached financial close (“Financial Close”) for $34.90 million (£28.25 million) of senior debt for the Richborough project. The senior debt, in conjunction with the equity investment, will provide the Company with the funding to bring the battery park to commercial operations in June 2023. The senior debt facility agreement is entered into with Close Leasing Limited (“CLL”), pursuant to which CLL will provide a development loan to fund the construction, which will be utilized in stages following the expenditure of the equity investment. The development loan will then be refinanced into a 10-year amortized term loan upon the start of commercial operations.

Our cash requirement estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

We currently have office locations in the United States, Canada, United Kingdom, China, Hong Kong, Abu Dhabi, Kingdom of Saudi Arabia, and Australia. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the year will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of March 31, 2022, we had $6,286,468 in cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the year ended March 31, 2022 have been prepared on a going concern basis.

The assessment of the liquidity and going concern requires the Company to make judgments about the existence of conditions or events that raise substantial doubt about the ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This includes judgments about the Company’s future activities and the timing thereof and estimates of future cash flows. Significant assumptions used in the Company’s forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Changes in the assumptions could have a material impact on the forecasted liquidity and going concern assessment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

The preparation of these consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Useful lives of Intangible Assets

The carrying value of our intangible assets represents its original cost at the time of purchase, less accumulated amortization. We depreciate our intangible assets using the straight-line method over their estimated useful lives. The estimated useful life of our intangible assets are listed in the table below.

Patents	17 years straight-line
Customer relationships	6 years straight-line
Plant designs	6 years straight-line
Software licensing	10 years straight-line

Impairment of Long-lived Assets

We review long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The determination of whether impairment indicators exist requires significant judgment in evaluating underlying significant assumptions including expected sales contracts, operating costs, and current market value of assets. If an indication is identified, and the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

We recorded an impairment charge of $2,641,639 on intangible assets during the year ended March 31, 2022 (2021- $37,700) as management’s estimated fair value of the assets were less than its carrying value.

Goodwill

We allocate the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. The allocation of the purchase price of acquired companies requires certain judgments and estimates. Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The process of evaluating the potential impairment of goodwill requires significant judgment and are based upon existing contracts, historical experience, financial forecasts, and general economic conditions

We recorded an impairment charge of $3,870,223 on Engin goodwill and $549,092 on Innoergy goodwill during the year ended March 31, 2022 (2021- $nil) as management’s estimated fair value of the reporting unit was less than its carrying value determined during impairment testing.

Revenue Recognition

We derive revenue from the sale of products and delivery of services. Irrespective of the types of revenue described above, revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services. The Company’s marine scrubber sales contracts contain a single performance obligation satisfied over time.

Revenue recognition requires significant judgements from management in regard to the determination of accounting treatment for contracts with customers. Management is required to assess contracts with customers to the identify whether performance obligations in the contract are distinct and to determine whether contract terms provide the Company with a basis to recognize revenue over time. As discussed in Note 2, the Company restated the March 31, 2021 financial statements to correctly account for its contracts with customers.

In previous accounting periods, the Company identified three distinct performance obligations for sale of marine scrubbers: certified design and engineering work, acceptance of delivered equipment to customers, and acceptance of commissioned equipment. These three components were determined to be separate performance obligations within the contracts. However, based on further analysis of our contracts and a review of the five-step revenue recognition model, the Company concluded that the three components do not meet the definition of being “distinct” according to ASC 606-10-25-14. Customers purchase the entire marine scrubber system and do not benefit from the separate components on their own. Therefore, a single performance obligation is appropriate.

According to ASC 606-10-25-27, if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date, revenue should be recognized over time. The Company’s scrubber system is customized to each vessel at the detailed design level, so the performance under the contract does not create an asset with an alternative use. According to the Company’s contracts signed with customers under English law, the customers are contractually and legally obliged to pay for performance completed to date that covers cost plus a reasonable profit margin. Therefore, the Company concluded that revenue should be recognized over time versus at points in time for the original three performance obligations. The Company recognizes revenue based on the input method and it is the change in cost of goods sold (using a percentage of costs to complete) that has driven the change in revenues.

In the case of settlement agreements with customers where no continued performance obligation is required, we recognize revenue based on consideration settled according to the agreement.

A contract signed with one customer has a significant financing component. 20% of the contract price is payable at least 6 calendar months prior to the dry dock date. The remaining 80% is payable in 24 equal monthly installments starting at the end of the calendar month following the installation date on a vessel-by-vessel basis. As 80% of the contract price is payable after the last performance obligation towards the scrubber, a significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

Contract Liabilities, Prepaid Manufacturing Costs, and Accrued Revenue

We have analyzed our sales contracts under ASC 606 and identified performance conditions that are not directly correlated with contractual payment terms with customers. As a result of the timing differences between customer payments and satisfaction of performance conditions, contractual assets and contractual liabilities have been recognized.

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and installments through the procurement and design phases of equipment manufacturing. Amounts received from customers, which are not yet recorded as revenues under the Company’s revenue recognition policy, are presented as contract liabilities.

Similarly, contractual arrangements with suppliers and manufacturers normally involved with the manufacturing of scrubber units may require advances and deposits at various stages of the manufacturing process. Payments to our manufacturing partners, which are not yet recorded as costs of goods sold under the Company’s revenue recognition policy, are recorded as prepaid manufacturing costs.

The Company presents the contract liabilities and prepaid manufacturing costs on its balance sheet when one of the parties to the revenue contract and supply contract, respectively, has performed before the other.

Accrued revenue is revenue that has been earned by providing a good or service, but for which the Company has not yet billed the customer.

Accounts Receivable

We assess the collectability of accounts receivable and long-term receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, we consider factors such as known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence.

Warranty Provision

The Company reserves a 2% warranty provision on the completion of a contract following the commissioning of marine scrubbers. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the commissioning date and continue for up to twelve to twenty-four months. The Company provides warranties to customers for the design, materials, and installation of scrubber units. The Company has a back-to-back manufacturing guarantee from its major supplier, which covers materials, production, and installation. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assess the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

March 31, 2022

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Pacific Green Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pacific Green Technologies Inc. and subsidiaries (the Company) as of March 31, 2021, the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Correction of a Misstatement

As discussed in Note 2 to the consolidated financial statements, the March 31, 2021 financial statements have been restated to correct a misstatement.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the consolidated financial statements as of and for the year ended March 31, 2021 that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

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

Revenue recognition

As discussed in Notes 3(g) and 12 to the consolidated financial statements, revenue recognition requires significant judgments from management in regard to the determination of the accounting treatment for contracts with customers. Management is required to assess contracts with customers for product sales associated with marine scrubbers to the identify whether performance obligations in the contract are distinct and to determine whether contract terms provide the Company with a basis to recognize revenue over time. As discussed in Note 2 to the consolidated financial statements, the Company restated the March 31, 2021 consolidated financial statements to correctly account for its contracts with customers.

We identified the assessment of revenue recognition as a critical audit matter. The related audit effort in evaluating management’s judgments in determining revenue recognition for these customer contracts required a high degree of auditor judgment. These judgments related to the revenue recognition criteria which have a material impact on the Company’s revenue recognized during the period.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s significant accounting policies related to these contracts with customers for product sales associated with marine scrubbers by assessing the terms and conditions in customer agreements and correspondence with legal advisors on the implications of potential contract terminations. We evaluated the Company’s determination of the timing of revenue recognition for a selection of customer contracts by comparing amounts recognized for consistency with the Company’s accounting policies and underlying documentation.

/s/ KPMG LLP

Chartered Professional Accountants

We served as the Company’s auditor from 2019 to 2022.

Vancouver, Canada

June 29, 2021, except for Note 2, as to which the date is August 10, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pacific Green Technologies Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Pacific Green Technologies Inc. and subsidiaries (the “Company”) as of March 31, 2022, the related consolidated statement of operations and comprehensive income, consolidated statement of stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The volatility in oil prices, particularly a reduction in the price of low sulphur fuel oil, could negatively affect the demand for Company’s marine scrubbers, thereby affecting Company’s revenue. There is significantly more judgement applied in developing cash flow forecasts including assumptions relating to the future prospective projects, the impact on the Company’s sales and the anticipated cost savings throughout the going concern period. The evaluation of the Company’s estimate of cash flows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash flows. We have thus identified a critical audit matter related to going concern as a result of the judgements involved in the estimation of headroom required to conclude there is no material uncertainty related to going concern.

The following are the primary procedures we performed to address this critical audit matter:

●	We obtained an understanding of internal controls around management’s assessment and review of going concern, including the review of the inputs and assumptions used.
●	We obtained management’s cash flow forecast for the period ending July 2023 i.e., 12 months from the date of signing.
●	We assessed the reasonableness of the significant assumptions used in the Company’s forecast model of liquidity by verifying the inputs to underlying agreements and supporting documentation, as well as comparing the forecast cash flows to actual results post year end.
●	We also compared the Company’s historical forecast cash flows to actual results in the current year to assess the Company’s ability of forecasting accurately.
●	We also challenged management to perform sensitivity analyses to identify the scenarios that could lead to a liquidity event and evaluated the likelihood of such scenarios materialising.
●	We assessed the Company’s forecast model of liquidity in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by the Company.
●	We assessed the appropriateness of forecast assumptions by enquiring of management regarding the mitigating actions to reduce costs and manage cash flows and challenging the quantum of those actions with reference to supporting evidence and assessing whether the mitigating actions were within the Company’s control.
●	We further challenged the level of further mitigations available to the Company beyond those included within the forecast and considered the results of a reverse stress tests performed by management.
●	We evaluated the adequacy of the disclosures relating to going concern.

Goodwill and intangible assets impairment assessment

As discussed in Notes 8 and 9 to the consolidated financial statements, the Company acquired Shanghai Engin Digital Technology Co. Ltd., a company incorporated and registered in China (“Engin”), on December 20, 2019, and acquired Innoergy Limited (“Innoergy”) on October 19, 2020. These acquisition activities have resulted in a consolidated goodwill balance of $4.4 million, $3.9 million for Engin and $0.5 million for Innoergy, respectively. As part of the acquisition, the Company also acquired intangible assets in Engin which amounted to $2.6 million as of March 31, 2022. The Company’s consolidated goodwill and intangible assets balances were $4.4 million and $9.7 million as of April 12, 2022 (testing date), respectively. These figures are pre-impairment. Management has recorded an impairment in goodwill of $4.4 million and an impairment in intangible assets of $2.6 million in the current year. Management evaluates intangible assets and goodwill for possible impairment as of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible assets impairment assessment for the reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to forecast cash flows, the long-term growth rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The following are the primary procedures we performed to address this critical audit matter:

●	We evaluated the design of the controls relating to the Company’s goodwill and intangible assets impairment assessment
●	We evaluated the qualitative assessment performed by the management for the Company’s goodwill and intangible impairment and challenged the conclusion reached due to presence of potential indicators of impairment which required the management to perform a quantitative assessment.
●	Where there were indicators of impairment present, we tested management’s process for determining the fair value of the reporting units and evaluated the appropriateness of the cash flow analysis
●	We tested the completeness and accuracy of underlying data used in both the discounted (for goodwill) and undiscounted (for intangible assets) cash flow analysis; and evaluated the significant assumptions used by management related to the cash flow forecasts, long-term growth rate and the discount rate
●	We evaluated the current and past performance of each reporting unit
●	We evaluated consistency of assumptions with external market and industry data
●	We corroborated whether the long-term growth rate assumption was consistent with evidence obtained in other areas of the audit
●	Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow analysis and in the evaluation of the reasonableness of the long-term growth rate and the discount rate significant assumptions

Revenue Recognition

As discussed in Notes 3(g) and 12, revenue recognition requires significant judgements from management in regard to the determination of accounting treatment for contracts with customers. There were items of revenue that were incorrectly accounted for during the year. As a result of the errors identified, the engagement team needed to perform additional testing to determine that the recorded revenue was materially accurate.

The related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●	We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection.

o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ GRANT THORNTON UK LLP

We have served as the Company’s auditor since 2022.

London, United Kingdom

August 10, 2022

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2022 $	March 31, 2021 (As restated - note 2) $

ASSETS
Cash and cash equivalent	6,286,468	23,436,417
Short-term investments and amounts in escrow (Note 4)	1,932,323	1,126,728
Accounts receivable, net of allowance for doubtful account of $828,461 in 2022 and $1,558,379 in 2021	4,884,101	10,755,476
Other receivable, net of allowance for doubtful account of $1,512 in 2022 and $1,378 in 2021	10,599,746	240,744
Accrued revenue	531,947	1,574,584
Prepaid expenses and parts inventory	582,063	932,948
Prepaid manufacturing costs (Note 12)	38,010	1,065,465
Lease receivable (Note 5)	–	406,366
Total Current Assets	24,854,658	39,538,728

Long term receivable	–	2,735,415
Project under development (Note 10)	3,855,792	2,001,116
Property and equipment (Note 6)	1,166,241	1,229,828
Intangible assets (Note 7)	7,099,748	11,180,524
Goodwill (Note 8 and 9)	–	4,293,789
Right of use asset	739,091	1,118,949
Security deposits and other advances	949,644	635,870
Total Assets	38,665,174	62,734,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 13)	9,594,787	25,456,836
Warranty provision (Note 14)	865,451	2,425,107
Contract liabilities (Note 12)	8,143,109	11,580,894
Current portion of lease obligations (Note 19(a))	472,068	490,947
Due to related parties (Note 15)	4,250	174,837
Total Current Liabilities	19,079,665	40,128,621

Long-term accounts payable and accrued liabilities (Note 13)	–	3,294,342
Non – current portion of lease obligation (Note 19(a))	341,972	822,289
Total Liabilities	19,421,637	44,245,252

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding, 2022 and 2021 respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 47,026,886 and 46,990,565 shares issued and outstanding, 2022 and 2021 respectively (Note 16)	47,027	46,991
Additional paid-in capital	92,429,203	92,327,092
Accumulated other comprehensive income	2,035,666	892,732
Deficit	(85,530,306)	(74,777,848)

Total stockholders’ equity before treasury stock	8,981,590	18,488,967

Treasury stock, at cost, 56,162 shares in 2022 and nil shares in 2021 (Note 16)	(99,754)	–

Total Stockholders’ Equity	8,881,836	18,488,967

Noncontrolling interest (Note 11)	10,361,701	–

Total Equity	19,243,537	18,488,967

Total Liabilities and Stockholders’ Equity	38,665,174	62,734,219

Nature of Operations (Note 1)

Commitments (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. Dollars)

	Year Ended March 31, 2022 $	Year Ended March 31, 2021 (As restated - note 2) $

Sales (Note 12)
Products	12,680,103	50,728,436
Services	2,759,096	1,890,042
Total Revenues	15,439,199	52,618,478
Cost of goods sold (Note 12)
Products	2,505,579	40,815,715
Services	2,051,261	1,180,641
Total Cost of goods sold	4,556,840	41,996,356
Gross profit	10,882,359	10,622,122

Expenses
Advertising and promotion	599,520	902,014
Amortization of intangible assets (Note 7)	697,126	674,455
Bad debts expense	(36,526)	705,454
Depreciation (Note 6)	210,292	184,975
Foreign exchange loss	1,005,418	235,758
Impairment of goodwill (Note 8 and 9)	4,419,315	–
Impairment of intangible assets (Note 7)	2,641,639	37,700
Management and technical consulting	3,366,903	2,815,871
Operating lease expense (Note 19)	485,087	489,796
Office and miscellaneous	1,770,341	1,576,044
Professional fees	1,803,435	1,970,945
Research and development	–	62,943
Salaries and wage expenses	4,993,145	4,823,978
Transfer agent and filing fees	232,365	258,777
Travel and accommodation	654,563	383,675
Warranty and related expense (Note 14)	(731,529)	1,228,092
Total expenses	22,111,094	16,350,477
(Loss) income before other income (expense)	(11,228,735)	(5,728,355)
Other income (expense)
Financing interest income	456,761	628,330
Gain (loss) on change in fair value of derivative liability	–	(134,472)
Gain on termination of lease and derecognition of subsidiary	–	242,193
Gain on reduction in acquisition costs of subsidiary (Note 8)	–	3,240,250
Interest income (expense) and other	19,516	(58,371)
Total other income	476,277	3,917,930

Net (loss) / income for the year	(10,752,458)	(1,810,425)

Other comprehensive income

Foreign currency translation gain	1,142,934	685,715

Comprehensive (loss) / income for the year	(9,609,524)	(1,124,710)
Net (loss) / income per share, basic and diluted	(0.23)	(0.04)
Net (loss) / income per share, diluted	(0.23)	(0.04)
Weighted average number of shares outstanding, basic[1]	47,302,746	46,543,758
Weighted average number of shares outstanding, diluted	47,302,746	46,618,758

(1)	The period ended March 31, 2022, includes 312,500 stock options (March 31, 2021 – 337,500) that are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Noncontrolling		Stockholder’s
	Shares	Amount	Capital	Income	Stock	Interest	Deficit	Equity
	#	$	$	$	$	$	$	$

Balance March 31, 2020, as previously reported	45,659,971	45,660	90,653,018	207,017	–	–	(75,321,335)	15,584,360
Effect of restatement (Note 2)	–	–	–	–	–	–	2,353,912	2,353,912
Balance March 31, 2020, as restated	45,659,971	45,660	90,653,018	207,017	–	–	(72,967,423)	17,938,272
Fair value of options granted	–	–	207,350	–	–	–	–	207,350
Shares issued for option exercise (Note 16)	175,000	175	1,575	–	–	–	–	1,750
Shares issued for commissions (Note 16)	95,238	96	95,143	–	–	–	–	95,239
Shares issued for employee settlement and investor relations (Note 16)	256,375	256	391,568	–	–	–	–	391,824
Shares issued on debt conversion (Note 16)	278,981	279	401,463	–	–	–	–	401,742
Shares issued for acquisition (Note 16)	525,000	525	576,975	–	–	–	–	577,500
Foreign exchange translation	–	–	–	685,715	–	–	–	685,715
Net income for the year (restated)	–	–	–	–	–	–	(1,810,425)	(1,810,425)
Balance March 31, 2021(as restated)	46,990,565	46,991	92,327,092	892,732	–	–	(74,777,848)	18,488,967
Fair value of options granted	–	–	77,897	–	–	–	–	77,897
Shares issued for option exercise (Note 17)	25,000	25	225	–	–	–	–	250
Shares issued for employee services (Note 16)	11,321	11	23,989	–	–	–	–	24,000
Common stock repurchases (Note 16)	–	–	–	–	(99,754)	–	–	(99,754)
Noncontrolling interest (Note 11)	–	–	–	–	–	10,361,701	–	10,361,701
Foreign exchange translation	–	–	–	1,142,934	–	–	–	1,142,934
Net loss for the year	–	–	–	–	–	–	(10,752,458)	(10,752,458)
Balance March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

		Year Ended
	Year Ended March 31,	March 31, 2021 (As Restated
	2022	- note 2)
	$	$
Operating Activities
Net (loss) income for the year	(10,752,458)	(1,810,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 7)	1,574,594	1,601,222
Bad debt expense	(36,526)	705,454
Depreciation (Note 6)	210,292	184,975
Fair value of stock options granted	77,897	207,350
Financing interest	(456,761)	(591,538)
Gain on derecognition of subsidiary	–	(242,193)
Gain on reduction of acquisition costs of subsidiary (Note 8)	–	(3,240,250)
Impairment of goodwill (Note 8 and 9)	4,419,315	–
Impairment of intangible assets (Note 7)	2,641,639	37,700
Loss on unrealized foreign exchange	(105,112)	134,434
Lease finance charge	–	36,733
Loss (gain) on change in fair value of derivative liability	–	134,472
Operating lease expense (Note 19)	485,087	489,796
Shares issued for services (Note 16)	24,000	487,012
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	(805,595)	507,151
Accounts receivable and other receivables	9,509,143	(2,573,486)
Accrued Revenue	1,042,637	28,354,719
Prepaid expenses and parts inventory	37,110	(134,881)
Lease payments	(524,197)	(536,114)
Prepaid manufacturing costs	1,027,455	8,832,429
Accounts payable and accrued liabilities	(19,156,391)	(20,575,906)
Warranty provision	(1,559,656)	1,335,751
Contract liabilities	(3,437,785)	(10,074,382)
Due to related parties	(170,587)	132,696
Net Cash (Used in) Provided by Operating Activities	(15,955,899)	3,402,719

Investing Activities:
Acquisition of businesses, net of cash acquired	–	114,013
Asset acquisition	–	(681,957)
Additions of property and equipment	(110,496)	(76,005)
Projects under development	(1,854,676)	–
Short-term investments	–	(915,779)
Net Cash Used in Investing Activities	(1,965,172)	(1,559,728)

Financing Activities
Proceeds from exercise of stock options (Note 16)	250	1,750
Treasury stock (Note 16)	(99,754)	–
Noncontrolling Interest (Note 11)	–	–
Net Cash (Used in) Provided by Financing Activities	(99,504)	1,750
Effect of Foreign Exchange Rate Changes on Cash	870,626	204,742
Change in Cash and Cash Equivalents	(17,149,949)	2,049,483
Cash and Cash Equivalents, Beginning of Year	23,436,417	21,386,934
Cash and Cash Equivalents, End of Year	6,286,468	23,436,417

Non-Cash Investing and Financing Activities, excluded in above:
Common stock issuable in acquisition	–	525,000
Consideration accrued for acquisition, net of imputed discount	–	1,516,985
Right of use assets and lease obligations recognized	–	–
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	9,632

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

1.	Nature of Operations and Basis of presentation

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

The assessment of the liquidity and going concern requires the Company to make judgments about the existence of conditions or events that raise substantial doubt about the ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This includes judgments about the Company’s future activities and the timing thereof and estimates of future cash flows. Significant assumptions used in the Company’s forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Changes in the assumptions could have a material impact on the forecasted liquidity and going concern assessment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

2.	Restatement of financial statements

Revenue recognition and cost of goods sold

In June 2022, while preparing the financial statements for the year-ending March 31, 2022, the Company identified an error with respect to the application of the revenue recognition accounting policy. In previous accounting periods, the Company identified three distinct performance obligations for the sale of marine scrubbers: certified design and engineering work, acceptance of delivered equipment to customers, and acceptance of commissioned equipment. These three components were determined to be separately identifiable within the contracts. However, based on further analysis of our marine scrubber sale contracts and a review of the five-step revenue recognition model, the Company has now concluded that the three components do not meet the definition of being “distinct” according to ASC 606-10-25-14. Customers purchase the entire marine scrubber system and do not benefit from the separate components on their own. Therefore, a single performance obligation is appropriate.

According to ASC 606-10-25-27, if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date, revenue should be recognized over time. The Company’s scrubber system is customized to each vessel at the detailed design level, so the performance under the contract does not create an asset with an alternative use. According to the Company’s contracts signed with customers under English law, the customers are contractually and legally obliged to pay for performance completed to date that covers cost plus a reasonable profit margin. Therefore, the Company concluded that revenue from the sale of marine scrubbers should be recognized over time versus at points in time for the original three performance obligations. The Company recognizes revenue based on the input method and it is the change in the cost of goods sold (using a percentage of costs to complete) that has driven the change in revenues.

As part of our analysis of our revenue recognition and cost of goods sold for previous periods, we also identified $2,233,792 of prepaid manufacturing costs that had remained on our balance sheet after contract modifications in February 2021. These amounts have been written off and included in cost of goods sold for the year ended March 31, 2021.

The impact of the change to revenue recognition resulted in a change to the timing of recognition of revenues and related cost of goods for scrubber sales. The impact on the opening deficit at March 31, 2020 was a reduction of $2,353,912. For the year ended, March 31, 2021, revenues decreased by $8,795,042 and the related cost of goods sold decreased by $5,803,538 for a net reduction of $2,991,504 to net income.

Reclassification of cost of goods sold

The Company has reassessed its presentation of cost of goods sold.

The Company has reassessed its presentation of cost of goods sold and has identified the following costs that should be presented as part of costs of goods sold as they relate to either obtaining or fulfilling revenue contracts with customers:

-	amortization expenses associated with patents and technical information;

-	marine sales commission costs previously included in Management and technical consulting fees related to initiating its revenue contracts;

-	certain salaries previously included in Salaries and wages and technical consulting fees previously included in Management and technical consulting fees that it has determined are appropriate to present within cost of goods sold as they are considered to relate to personnel assisting in the fulfillment of the Company’s obligations under its revenue contracts.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

2.	Restatement of financial statements (continued)

Effects of adjustments on the restated financial statements

The correction of these errors and the restatement adjustments for these changes to the Company’s previously issued audited annual consolidated financial statements are shown in the table below, and the previously issued unaudited quarterly consolidated financial statements are shown in Note 22 to the financial statements.

The impact of the change to revenue recognition resulted in earlier recognition of revenues and related cost of goods sold for scrubber sales. The impact on the opening deficit at March 31, 2020 was a reduction of $ 2,353,912. For the year-ended March 31, 2021, revenues decreased by $8,795,042 and the related cost of goods sold decreased by $5,803,538 for a net reduction of $2,991,504 to net income.

CONSOLIDATED BALANCE SHEET(S)	As Previously Reported $	Adjustments $	As Restated $
AS AT MARCH 31, 2021
Accrued revenue*	–	1,574,584	1,574,584
Prepaid manufacturing costs**	4,329,607	(3,264,142)	1,065,465
Total Current Assets	41,228,286	(1,689,558)	39,538,728
Total Assets	64,423,777	(1,689,558)	62,734,219
Accounts payable and accrued liability	24,486,138	970,698	25,456,836
Contract liabilities	13,603,559	(2,022,665)	11,580,894
Total Current Liabilities	41,180,588	(1,051,967)	40,128,621
Total Liabilities	45,297,219	(1,051,967)	44,245,252
Deficit	(74,140,257)	(637,591)	(74,777,848)
Total Stockholders’ Equity	19,126,558	(637,591)	18,488,967
Total Liabilities and Stockholders’ Equity	64,423,777	(1,689,558)	62,734,219
AS AT MARCH 31, 2020
Deficit	(75,321,335)	2,353,912	(72,967,423)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
YEAR ENDED MARCH 31, 2021
Sales	61,413,520	(8,795,042)	52,618,478
Cost of sales	39,828,410	2,167,946	41,996,356
Gross profit	21,585,110	(10,962,988)	10,622,122
Expenses
Amortization of intangible assets	1,601,222	(926,767)	674,455
Management and technical consulting	8,319,910	(5,504,039)	2,815,871
Salaries and wages	6,364,656	(1,540,678)	4,823,978
Net income (loss) for the period	1,181,078	(2,991,503)	(1,810,425)
Net income (loss) per share, basic and diluted	0.03		(0.04)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2021
Net income (loss) for the period	1,181,078	(2,991,503)	(1,810,425)
Bad debt expense	–	705,454	705,454
Finance interest	–	(591,538)	(591,538)
Changes in operating assets and liabilities:
Accounts receivable and other receivable	4,868,895	(7,442,381)	(2,573,486)
Accrued revenue*	–	28,354,719	28,354,719
Contract asset	20,274,732	(20,274,732)	–
Prepaid manufacturing costs**	–	8,832,429	8,832,429
Accounts payable and accrued liability	(14,108,132)	(6,467,774)	(20,575,906)
Contract liabilities	(9,949,708)	(124,674)	(10,074,382)
Net cash flows provided by operations	3,402,719	–	3,402,719

*	Previously included within “Accounts receivable and other receivable”.

**	This balance was previously reported as “Contract assets” which was defined in the financial statements as being payments to our manufacturing partners which are recorded as contract assets until the equipment is manufactured to specifications and accepted by the customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies

(a)	Basis of Presentation

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (formerly Pacific Green Hydrogen Technologies Inc.)	Wholly-owned subsidiary
Pacific Green Wind Technologies Inc (“PGWT”)	Wholly-owned subsidiary
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGTA
Pacific Green Environmental Technologies (Asia) Ltd. (“PGETA”)	50.1% owned subsidiary
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Battery Energy Parks 1 Ltd. (“PGBEP”)	50% owned subsidiary of PGESU
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGBEP

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, prepaid manufacturing costs, and contract liabilities associated with revenue contracts in progress, contingent consideration on asset acquisition, warranty accruals, going concern, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded at the following annual rates, net of any residual value determined.

Furniture and equipment	5 years straight-line
Leasehold improvements	3 years straight-line
Test Scrubber system	20 years straight-line
Computer equipment	5 years straight-line
Building	20 years straight-line

(d)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and include patents, customer relationships, plant designs, and software licensing. The patents, which were acquired in 2013, are being amortized on a straight-line over the estimated useful life of 17 years. The other intangible assets, which were acquired in December 2019, are being amortized according to the following table. Intangible assets are reviewed annually for impairment.

Patents and technical information	17 years straight-line
Customer relationships	6 years straight-line
Plant designs	6 years straight-line
Software licensing	10 years straight-line

(e)	Impairment of Long-lived Assets

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

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

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2022, and 2021, the Company held $1,932,323 and $1,126,728, respectively in short term investment and amount in escrow. Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At March 31, 2022 and March 31, 2021 the Company had $3,696,760 and $nil in excess of the FDIC insured limit, respectively.

We assess the collectability of accounts receivable and long-term receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, we consider factors such as known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence. A significant portion of our accounts receivable is concentrated with a few major customers, For the year ended March 31, 2022, 90% (2021 – 98%) of the Company’s accounts receivable was from one customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(g)	Revenue Recognition

The Company derives revenue from the sale of products and delivery of services. Product revenue is generated from sale of marine scrubbers. Service revenue includes specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power (“CSP”).

Irrespective of the types of revenue described above, revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services. The Company’s marine scrubber sales contracts contain a single performance obligation satisfied over time, based on percent completion of the contract.

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

Revenue recognition requires significant judgements from management in regard to the determination of accounting treatment for contracts with customers. Management is required to assess contracts with customers to the identify whether performance obligations in the contract are distinct and to determine whether contract terms provide the Company with a basis to recognize revenue over time. As discussed in Note 2, the Company restated the March 31, 2021 financial statements to correctly account for its contracts with customers.

In previous accounting periods, the Company identified three distinct performance obligations for the sale of marine scrubbers: certified design and engineering work, acceptance of delivered equipment to customers, and acceptance of commissioned equipment. These three components were determined to be separately identifiable from the contracts. However, based on further analysis of our marine scrubber sale contracts and a review of the five-step revenue recognition model, the Company has now concluded that the three components do not meet the definition of being “distinct” according to ASC 606-10-25-14. Customers purchase the entire marine scrubber system and do not benefit from the separate components on their own. Therefore, as further described in Note 2, a single performance obligation is appropriate.

Contracts for the sale of products (marine scrubbers) include a single performance obligation for revenue recognition as the separate components identified in the revenue contracts are not considered distinct as the customer does not benefit from the separate components on their own. The single performance obligation is recognized over time, based on percentage completion of the contract, due to the unique nature of the assets and the Company’s ability to obtain payment for performance to date. The Company recognizes revenue based on the input method and records balances as Accrued revenue to the extent that revenue has been recognized but the Company has not yet billed the customer.

In the case of settlement agreements with customers where no continued performance obligation is required, the Company recognizes revenue based on consideration settled according to the agreement.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(g)	Revenue Recognition (continued)

A contract signed with one customer has a significant financing component. 20% of the contract price is payable at least 6 calendar months prior to the dry dock date. The remaining 80% is payable in 24 equal monthly installments starting at the end of the calendar month following the installation date on a vessel-by-vessel basis. As 80% of the contract price is payable after the last performance obligation towards the scrubber, a significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for CSP include design and engineering services provided to clients. Performance obligations vary depending on the service contracts. All contracts are analyzed, and revenue recorded in accordance with the five-step revenue recognition model.

(h)	Cost of Goods Sold

The cost of providing services to our customers is included in the cost of goods sold on the statement of operations and comprehensive income. Our cost of goods sold includes direct costs associated with creating products and services. In addition, we have included within cost of goods sold other related costs associated with obtaining or fulfilling our obligations in our revenue contracts, including sales commission, salaries and wages, technical consulting costs, and amortization. We have adopted the practical expedient whereby costs associated with obtaining a revenue contract can be expensed as incurred so long as the amortization period of the asset that the entity otherwise would have recognized is one year or less.

(i)	Contract Liabilities, Prepaid Manufacturing Costs, and Accrued Revenue

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and installments through the procurement and design phases of equipment manufacturing. Amounts received from customers, which are not yet recorded as revenues under the Company’s revenue recognition policy are presented as contract liabilities.

Similarly, contractual arrangements with suppliers and manufacturers normally involved with the manufacturing of scrubber units may require advances and deposits at various stages of the manufacturing process. Payments to our manufacturing partners, which are not yet recorded as costs of goods sold under the Company’s revenue recognition policy are presented as prepaid manufacturing costs.

The Company presents the contract liabilities and prepaid manufacturing costs on its balance sheet when one of the parties to the revenue contract and supply contract, respectively, has performed before the other.

Accrued revenue is revenue that has been earned by providing a good or service, but for which the Company has not yet billed the customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(j)	Warranty Provision

The Company reserves a 2% warranty provision on the completion of a contract following the commissioning of marine scrubbers. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twelve to twenty-four months. The Company provides warranties to customers for the design, materials, and installation of scrubber units. The Company has a back-to-back manufacturing guarantee from its major supplier, which covers materials, production, and installation. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company intends to assess the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary.

(k)	Income Taxes

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

The Company provides for interest and potential administrative penalties where management has assessed that the probability of assessment is greater than 50%. Interest and penalties assessed or expected to be assessed by tax authorities are included in other expenses for the period of $50,553 (2021 - $nil).

(l)	Noncontrolling Interest

The Company owns a 50% controlling interest in its subsidiary Pacific Green Battery Energy Parks 1 Ltd. Green Power Reserves Limited owns the remaining 50% nonredeemable noncontrolling interests. Noncontrolling interests are recorded as a separate component of equity. Net income attributable to noncontrolling interests is a component of consolidated net income.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGCD, PGEP, PGEST, PGETA, PGMG, PGMT US, PGTA, PGTESL, PGTME, PGST, PGTAL, PGT Can, PGTIL, PGTU, and PGWT are United States dollar. The functional currency of ENGIN and GNPE is Chinese Yuan. PGESU, PGBEP, Innoergy, and Richborough use the United Kingdom Pound as their functional currency. The functional currency of PGTAPL is Australian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of ENGIN, GNPE, PGESU, PGBEP, PGTAPL, Innoergy, and Richborough are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(n)	Research and Development

Research and development costs are charged as operating expenses as incurred.

(o)	Stock-based compensation

The Company records share-based payment transactions for acquiring goods and services from employees and nonemployees in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are measured at grant-date fair value of the equity instruments issued.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. The majority of the Company’s awards vest upon issuance. The Company accounts for forfeitures in share-based compensation expense as they occur.

Subsequent to the adoption of ASU 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting, the accounting for employee and non-employee stock options is now aligned.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(p)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential options and warrants outstanding during the period using the treasury stock method and convertible debenture using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2022, the Company had 225,000 (2021 – 2,890,000) anti-dilutive shares outstanding.

(q)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and items in other comprehensive income (loss) that are excluded from net income or loss. As at March 31, 2022 and 2021, other comprehensive income (loss) includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(r)	Lease

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

(s)	Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business, with the residual purchase price recorded as goodwill. Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. When goodwill is reviewed for impairment, the Company may elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, the Company may bypass this step and use a fair value approach to identify potential goodwill impairment and, when necessary, measure the amount of impairment. The Company uses a discounted cash flow model to determine the fair value of reporting units, unless there is a readily determinable fair market value.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(t)	Recent Accounting Pronouncements

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

4.	Short-term Investments and amounts in escrow

At March 31, 2022, the Company has a $60,837 (CAD $76,013) (March 31, 2021 – $60,408 (CAD $75,938)) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures on December 13, 2022.

At March 31, 2022, the Company has $nil (March 31, 2021 – 915,779 (RMB – 6,000,000)) in short term investment.

At March 31, 2022, the Company’s solicitor is holding $1,871,486 (March 31, 2021 – $150,541) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

5.	Lease Receivable

On December 12, 2017, the Company completed the sale of a constructed ENVI-Marine scrubber system under an energy management lease arrangement. The Company’s lease receivable as at March 31, 2021, consists of an amount due from the customer under a long-term lease arrangement.

The payments to the Company under the lease arrangement are based on a quarterly payment of $118,000 per quarter through fiscal 2022. The current portion presented below reflects the minimum expected payments per the lease arrangement for the next twelve months for the year ended March 31, 2021.

At the completion of the minimum required lease payments, the title of the asset transfers to the customer. No amount has been allocated to the residual value. Moreover, there are no other variable amounts involved in this lease arrangement.

	March 31, 2022 $	March 31, 2021 $

Current portion, expected within twelve months	–	406,366

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

6.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2022 Net carrying value $	March 31, 2021 Net carrying value $

Building	1,030,156	(172,234)	857,922	904,897
Furniture and equipment	362,373	(159,609)	202,764	186,186
Computer equipment	17,273	(12,905)	4,368	10,040
Leasehold improvements	109,849	(90,448)	19,401	45,944
Test scrubber system	138,599	(56,813)	81,786	82,761

Total	1,658,250	(492,009)	1,166,241	1,229,828

The company recorded $210,292 in depreciation expense on property and equipment for the year ended March 31, 2022 (2021 – $184,975).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

7.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	March 31, 2022 Net carrying value $	March 31, 2021 Net carrying value $

Patents and technical information	35,852,556	(8,304,414)	(20,457,255)	7,090,887	7,968,355
Backlogs	98,599	(60,899)	(37,700)	–	–
Customer relationships	247,345	(90,495)	(156,850)	–	190,052
Plant designs	3,918,414	(1,433,625)	(2,484,789)	–	3,010,769
Software licensing	12,830	(3,969)	–	8,861	11,348
Total	40,129,744	(9,893,402)	(23,136,594)	7,099,748	11,180,524

The Company recorded $1,574,594 of amortization expense on intangible assets for the year ended March 31, 2022 (2021 – $1,601,222). Due to the Covid-19 situation in China being both prolonged and severe, the Company’s Chinese subsidiary (“Engin”) was unable to pursue business development and selling opportunities throughout fiscal years 2021 and 2022 as it had originally envisaged. Despite downsizing its engineering team, Engin was unable to avoid making losses. The losses provided an impairment trigger event, and Engin’s intangible assets were assessed using an undiscounted cash forecast based on management’s realistic projections of Engin’s revised sales opportunities. The Company concluded that the fair value of the undiscounted net cash receipts was less than the carrying value, and so also recorded an impairment of $2,641,639 on customer relationships and plant designs for the year ended March 31, 2022 (2021 – $37,700 impairment charge on backlogs). The Company recorded this impairment in expenses, rather than cost of goods sold, as there were no associated sales to the customers comprising the customer relationships nor of the specific plant designs owned by Engin. (Engin’s goodwill was also impaired – see Note 8.)

The Company has allocated $877,468 (2021 - $926,767) of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $697,126 (2021 - 674,455).

Future amortization of intangible assets is as follows:

Fiscal year	$

2023	880,132
2024	880,132
2025	880,132
2026	878,272
2027	877,452
Thereafter	2,703,628
Total	7,099,748

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

8.	Acquisition of Shanghai Engin Digital Technology Co. Ltd

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

Due to the Covid-19 situation in China being both prolonged and severe, Engin was unable to pursue business development and selling opportunities throughout fiscal years 2021 and 2022 as it had originally envisaged. Despite downsizing its engineering team, Engin was unable to avoid making losses. The losses provided an impairment trigger event, and Engin’s goodwill was assessed using a discounted cash forecast based on management’s realistic projections of Engin’s revised sales opportunities. For the year ended March 31, 2022, the Company recorded a $3,870,224 impairment charge on the full amount of Engin goodwill as management’s estimated fair value of the reporting unit was less than its carrying value determined during impairment testing. Engin’s goodwill was translated at exchange rate as of March 31, 2022. (Engin’s intangible assets were also impaired – see Note 7.)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

9.	Acquisition of Innoergy Limited

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

Total purchase consideration is estimated at $633,911, inclusive of the fair value of the conditional payments, which were considered 75% probable at the acquisition date. Total purchase consideration also includes 525,000 shares with fair value of $577,500 or $1.10 per share. This share price is determined on the basis of the closing market price of the Company’s common shares at the date of acquisition. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The purchase consideration has been applied to cash of $146,503, other net working capital of $2,758, property and equipment of $540, and loan payable of $64,981. The residual value of $549,091 has been allocated to goodwill, which is expected to be partially or completely tax deductible. Innoergy was originally acquired to provide a strategic access to the UK battery energy storage system (“BESS”) market, with the aim of purchasing batteries from China and selling to BESS developers in the UK, and possibly the European mainland. Due to many factors, including developers’ lack of funding and delays in planning permission, Innoergy failed to gain traction in that particular market and the Innoergy managers and the sales team left the business. For the year ended March 31, 2022, the Company took the decision to cease further sales and development activity in Innoergy and recorded an impairment charge on the full amount of Innoergy goodwill of $549,091 as management’s estimated fair value of the reporting unit was less than its carrying value determined during impairment testing. The Company also de-recognized the liability for the fair value of the conditional payment of $23,920, as the conditions for which are no longer achievable.

Despite management recognizing the specific impairments in Innoergy, as noted above, the Company continues to make significant progress in the BESS market, in the role of developer, through its Pacific Green Energy Storage (UK) Limited, Pacific Green Battery Energy Parks 1 Limited and Richborough Energy Park Limited subsidiaries.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

10.	Acquisition of Richborough Energy Park Ltd.

On March 18, 2021, the Company acquired all the issued and outstanding stock of Richborough Energy Park Ltd., a United Kingdom company in the business of battery energy storage systems.

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement. The first conditional payment was made in May 2021. The second and third payments are planned to be made during the years ended March 31, 2023 and 2024, respectively.

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. The consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed. For the year ended March 31, 2022, additions of $1,854,676 to project under development were recorded.

11.	Noncontrolling Interest

On March 30, 2022, the Company entered into an agreement with Green Power Reserves Limited (“GPR”), wherein GPR agreed to make an equity investment of $16.0 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“PGBEP”). The Company retains control over PGBEP by virtue of holding 65% of the voting rights and appointing two of the three directors. The Company received $7.0 million (£5.35 million) on April 1, 2022, $1.9 million (£1.43 million) during May 2022 and a further $0.5 million (£0.41 million) in June 2022. It will receive the remaining $7.6 million (£5.81 million) demand in July and August 2022 as project cash requirements demand.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Non-redeemable noncontrolling interest, March 30, 2022	10,361,701
Net income attributable to noncontrolling interest, March 31,2022	nil

Non-redeemable noncontrolling interest, March 31, 2022	10,361,701

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

12.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the year ended March 31, 2022 and March 31, 2021 is as follows:

	2022 $	2021 (As Restated – note 2) $

Products	12,680,103	50,728,436
Services	2,759,096	1,890,042

Total	15,439,199	52,618,478

Revenue from services include specific services provided to marine scrubber systems as well as design and engineering services for CSP. Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for CSP include design and engineering services provided to clients. Revenue for service contracts is recognized as the services are provided.

Service revenue by type for the year ended March 31, 2022 and 2021 is as follows:

	2022 $	2021 $

Specific services provided to marine scrubber systems	1,478,127	1,421,777
Design and engineering services for CSP	1,280,969	468,265

Total	2,759,096	1,890,042

The Company has analyzed its sales contracts under ASC 606 and has identified that the percentage of completion of the contract often is not directly correlated with contractual payment terms with customers. As a result of the timing differences between customer payments and percentage of completion of the contract, contractual assets and contractual liabilities have been recognized.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

12.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s accrued revenue, prepaid manufacturing costs, and contract liabilities for the year are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2020 *	29,929,300	9,897,894		(21,655,276)

Customer receipts and receivables*	–	–	–	(40,654,054)
Scrubber sales recognized in revenue*			50,728,436	50,728,436
Payments and accruals under contracts*	(28,354,716)	31,983,286	–	–
Cost of goods sold recognized in earnings *	–	(40,815,715)	(40,815,715)	–

Balance, March 31, 2021*	1,574,584	1,065,465		(11,580,894)

Customer receipts and receivables	–	–	–	(9,242,318)
Scrubber sales recognized in revenue	–		12,680,103	12,680,103
Payments and accruals under contracts	(1,042,637)	1,478,124	–	–
Cost of goods sold recognized in earnings	–	(2,505,579)	(2,505,579)	–

Balance, March 31, 2022	531,947	38,010		(8,143,109)

*	As restated – note 2.

Cost of goods sold for the year ended March 31, 2022 and 2021 is comprised as follows:

	2022 $	2021 (As restated – note 2) $

Scrubber costs recognized	485,019	32,844,231
Salaries and wages	478,217	1,772,761
Amortization of intangibles	877,468	926,767
Commission type costs	664,875	5,271,956
Design and engineering services for CSP	815,911	333,939
Specific services provided to marine scrubber systems	1,235,350	846,702

Total	4,556,840	41,996,356

As of March 31, 2022, Contract liabilities included $8,098,009 (March 31, 2021 - $11,450,485) aggregate cash receipts from one customer relating to nineteen vessels. At March 31, 2021 all nineteen had been postponed under the terms of a Postponement Agreement dated February 2, 2021, with an option to either proceed or cancel. Under a subsequent Option Agreement dated August 9, 2021, six of these vessels were contracted by the customer to proceed. $59,335 of the total contract liability at March 31, 2022 relates to these six vessels and will be released in full to revenue during the year ended March 31, 2023, as the revenue is recognized on each vessel. The remaining contract liability balance was mainly related to the other thirteen postponed vessels in the Postponement Agreement, which is due to expire on February 9, 2023. Should the thirteen vessels that are currently postponed remain as such at the expiry date, since there is no obligation to return the funds to the client, the contract liability would be recognized as revenue in full at that point in time.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

13.	Accounts payable and accrued liabilities

	March 31, 2022 $	March 31, 2021 (As restated – note 2) $

Accounts payable	757,102	3,961,965
Accrued liabilities	8,567,795	21,261,088
Loan payable	55,003	68,975
Payroll liabilities	214,887	164,808
Total short-term accounts payable and accrued liabilities	9,594,787	25,456,836
Long term accrued liabilities	–	3,294,342
Balance, end of year	9,594,787	28,751,178

14.	Warranty provision

During the year ended March 31, 2022, the Company recorded a non-cash warranty recovery of $731,529 (March 31, 2021 – expense of $1,228,092) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available. During the year ended March 31, 2022, the Company used 2% to calculate warranty provision (2021 – 2%) based on management’s best estimate.

	March 31, 2022 $	March 31, 2021 $

Balance, beginning of year	2,425,107	1,089,356
Warranty expense	(731,529)	1,228,092
Expenses (recoveries) / costs	(828,127)	107,659

Balance, end of year	865,451	2,425,107

15.	Related Party Transactions

(a)	As at March 31, 2022, the Company owed $4,250 (March 31, 2021 – $174,837) to directors or companies controlled by directors of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(b)	During the year ended March 31, 2022, the Company incurred $260,479 (March 31, 2021 – $1,124,099) in commissions to companies controlled by a director of the Company. These were presented in cost of goods sold.

(c)	During the year ended March 31, 2022, the Company incurred $679,000 (March 31, 2021 – $623,405) in consulting fees and bonus to companies controlled by a director of the Company. These were presented in expenses.

(d)	During the year ended March 31, 2022, the Company incurred $164,973 (March 31, 2021 – $231,090) in consulting fees to directors or companies controlled by directors of the Company. These were presented in expenses.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

16.	Common Stock

Common stock issued and repurchased during the year ended March 31, 2022:

(a)	On August 25, 2021, 25,000 stock options were exercised by an employee of the Company at the exercise price of $0.01 per share with an aggregate value of $250. The Company issued 25,000 shares of common stock.

(b)	On August 31, 2021, 11,321 common shares of the Company were issued to an employee in the Company’s as compensation with a fair value of $2.12 per share totaling $24,000.

(c)	For the year ended March 31, 2022, the Company implemented a share repurchase program and repurchased 56,162 shares with total value of $99,754.

Common stock issued during the year ended March 31, 2021:

(a)	On July 17, 2020, the Company issued 50,000 shares of common stock with an aggregate value of $69,500 to a former officer of the Company as per the terms of an employment settlement agreement.

(b)	On August 6, 2020, the Company issued 50,000 shares of common stock with a fair value of $62,500 pursuant to a conversion of $20,000 in principal and $42,550 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.25 per share. This transaction resulted in a gain on extinguishment of debt of $50.

(c)	On August 31, 2020, 175,000 stock options were exercised by a director of the Company at the exercise price of $0.01 per share with an aggregate value of $1,750. The Company issued 175,000 shares of common stock from the treasury.

(d)	On September 28, 2020, the Company issued 95,239 shares of common stock with an aggregate value of $95,239 under the terms of a sales commission agreement.

(e)	On October 19, 2020, the Company issued 525,000 shares of common stock with an aggregate value of $577,500 as part of the acquisition of Innoergy. (f) On October 19, 2020, the Company issued 100,000 shares of common stock with an aggregate value of $100,000 to a former director in recognition of his service.

(g)	On January 11, 2021, the Company issued 228, 980 shares of common stock with a fair value of $354,921 pursuant to a conversion of $10,000 in principal and $344,921 in derivative liability relating to the November 10, 2015 convertible debenture. The fair value of the common stock was determined based on closing price of the Company’s common stock of $1.55 per share. This transaction resulted in a gain of debt of $3,077.

(h)	On March 30, 2021, the Company issued 106,375 shares of common stock with a fair value of $222,304 for investor relations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

17.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2020	3,377,500	1.46	1.49	6,045,000

Granted	100,000	1.01
Exercised	(175,000)	0.01

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Granted	125,000	1.14
Exercised	(25,000)	0.01
Forfeited	(2,865,000)	1.70

Balance, March 31, 2022	537,500	0.56	1.43	170,125
Balance, March 31, 2022, vested and Exercisable	472,500	0.49	1.20	183,425

Additional information regarding stock options outstanding as at March 31, 2022 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

312,500	0.75	0.01
25,000	0.29	2.26
25,000	1.79	1.03
50,000	2.00	1.50
25,000	2.80	0.90
20,000	2.96	1.20
40,000	2.96	1.20
40,000	3.34	1.20
537,500

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

17.	Stock Options (continued)

The Company agreed to an extension of 312,500 stock options issued to the Company’s former President which were due to expire August 31, 2021. The stock options have an exercise price of $0.01 per share and have been extended to December 31, 2022. The extension of the stock options has not resulted in any material incremental fair value to be recorded.

On August 25, 2021, 25,000 stock options were exercised by an employee of the Company at the exercise price of $0.01 per share with an aggregate value of $250. The Company issued 25,000 shares of common stock from the treasury.

On January 15, 2022, the Company granted 25,000 stock options to an officer of the Company. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2022. The options are exercisable on January 15, 2023 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On March 15, 2022, the Company granted 100,000 stock options to a director at the exercise price of $1.20. 60,000 options are exercisable on March 15, 2022 for a period of 3 years. 40,000 options are exercisable on August 1, 2022 for a period of 3 years.

The following weighted average assumptions were used in the determination of fair value using the Black-Scholes option pricing model:

	2022	2021

Risk-free interest rate	1.90%	1.54%
Expected life (in years)	3.12	3.00
Expected volatility	129%	134%

The fair value of stock options vested and recognized during the year ended March 31, 2022 was $77,897 (2021 – $207,350), which was recorded as additional paid-in capital and charged to salaries.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

18.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	March 31, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	105,599	198,352	862,290	1,166,241
Intangible Assets	7,090,887	–	8,861	7,099,748
Right of use assets	10,462	532,976	195,653	739,091

	7,206,948	731,328	1,066,804	9,005,080

	Year Ended March 31, 2022
	North America $	Europe $	Asia $	South America $	Other $	Total $

Revenues by customer region	3,450	13,919,100	873,755	606,219	36,675	15,439,199
COGS by customer region	(2,883)	(3,541,076)	(801,242)	(180,988)	(30,651)	(4,556,840)
Gross Profit by customer region	567	10,378,024	72,513	425,231	6,024	10,882,359
GP% by customer region	16%	75%	8%	70%	16%	70%

	March 31, 2021
	North America $	Europe $	Asia $	Total $

Property and equipment	134,594	180,304	914,930	1,229,828
Intangible Assets	7,968,355	–	3,212,169	11,180,524
Right of use assets	49,278	837,533	232,138	1,118,949

	8,152,227	1,017,837	4,359,237	13,529,301

	Year Ended March 31, 2021 (As restated – note 2)
	Europe $	Asia $	Total $

Revenues by customer region	52,147,703	470,775	52,618,478
COGS by customer region	(41,660,922)	(335,434)	(41,996,356)
Gross Profit by customer region	10,486,781	135,341	10,622,122
GP% by customer region	20%	29%	20%

For the year ended March 31, 2022, 82% (2021 – 84%) of the Company’s revenues were derived from the largest customer. 6% (2021 – 13%) of the Company’s revenues were derived from the second largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

19.	Commitments

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China, and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Effective July 1, 2020, the Company terminated its operating lease in Lysaker, Norway as the company has ceased operations of its Norway subsidiary

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	1.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost – for the year ended March 31, 2022:
Operating lease expense *	$485,087

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$

2023	501,906
2024	276,296
2025	67,919
2026	11,320
Total future minimum lease payments	857,441
Imputed interest	(43,401)
Operating lease obligations	814,040

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

19.	Commitments (continued)

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

(c)	On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture. The Company incorporated Pacific Green Technologies Arabia LLC on November 23, 2021.

Neither party had funded the joint venture at March 31, 2022 and there has been no revenue and expense associated with it for the year ending March 31, 2022. Since then, the Company has paid in share capital and loans amounting to $110,000 to fund operational expenses from April 1, 2022.

(d)	On May 11, 2022 the Company announced it had entered into a Subscription and Shareholders Agreement with a third party investor, who has committed $16 million (£13 million) of equity funds to the 99.98MW Richborough Energy Park BESS project. On June 21, 2022 the Company announced it had reached Financial Close for $34.90 million (£28.25 million) of senior debt for the Richborough project. The senior debt, in conjunction with the equity investment, will provide the Company with the funding to bring the battery park to commercial operations in June 2023. On May 25, 2022 the Company announced it had entered into a contract with Shanghai Electric Gotion New Energy Technology Co., Ltd for the supply of the battery energy storage system. On May 31, 2022 the Company announced it had entered into a contract with Instalcom Limited to act as the principal contractor during the construction phase, and subsequently as operations and maintenance contractor during the commercial operations phase. On June 8, 2022 the Company announced it had entered an energy optimization agreement with Shell Energy Europe Limited to operate the facility during commercial operations phase.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

20.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	2022 $	2021 (As restated – note 2) $

United States	(11,158,236)	532,343
Foreign	405,778	(2,342,768)
Net income (loss) before taxes	(10,752,458)	(1,810,425)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	2022 $	2021 (As restated – note 2) $

Net income (loss) before taxes	(10,752,458)	(1,810,425)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(2,258,016)	(380,189)
Permanent differences and other	545,959	2,289,528
Foreign tax rate difference	17,390	(28,961)
Change in valuation allowance	1,694,667	(1,880,378)

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

As at March 31, 2022, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2013 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2017 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred income tax assets and liabilities at March 31, 2022 and 2021 are primarily comprised of the following:

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

20.	Income Taxes (continued)

	2022 $	2021 (As restated – note 2) $

Net operating losses carried forward	4,883,996	3,459,282
Tax basis of intangibles and depreciable assets in excess of book value	(257,948)	(230,624)
Lease receivable without tax basis	(143,127)	(286,254)
Warranty and accruals timing differences	339,931	185,781
Deferred tax asset	4,822,852	3,128,185
Valuation allowance	(4,822,852)	(3,128,185)

Net deferred tax asset	–	–

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

The Company estimates that is has accumulated net operating losses of approximately $23,249,000, which were mainly incurred in the U.S. and United Kingdom and expire as follows:

	U.S.	UK and Other	Total
	$	$	$

2036	2,033,000	–	2,033,000
2038	897,000	–	897,000
No expiration	15,427,000	4,892,000	20,319,000
Total estimated tax losses	18,357,000	4,892,000	23,249,000

We do not provide deferred taxes related to the United States Generally Accepted Accounting Principles basis in excess of the outside tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. We have estimated deferred tax liabilities relating to the outside tax basis of $nil.

21.	Subsequent event

(a)	On May 25, 2022, the Company announced it had entered into a contract with Shanghai Electric Gotion New Energy Technology Co., Ltd for the supply of the battery energy storage system at the 99.98MW battery energy storage system (“BESS”) Richborough facility in Kent, United Kingdom.

(b)	On May 31, 2022, the Company announced it had entered into a contract with Instalcom Limited to act as the principal contractor during the construction phase, and subsequently as operations and maintenance contractor during the commercial operations phase of the 99.98MW BESS Richborough facility in Kent, United Kingdom.

(c)	On June 21, 2022, the Company announced it had reached Financial Close for $34.90 million (£28.25 million) of senior debt for the 99.98MW battery energy storage system (“BESS”) Richborough facility in Kent, United Kingdom.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

22.	Effects of corrections of errors and restatement of quarterly financial statements (unaudited)

Further to Note 2, the tables below show the effects of correction of errors in the Company’s previously issued unaudited quarterly financial statements. The adjustments for the periods presented relate to the same matters discussed in Note 2. Specifically, for each period:

-	Revenue and cost of sales has been adjusted to record revenue on marine scrubber contracts as a single performance obligation recognized over time

-	Cost of sales has been adjusted to include amortization of certain intangible assets, commission amounts, salaries and wages, and technical consulting costs that had previously been included within other expense captions in the financial statements.

The impact on the interim consolidated statement of cash flows has been reclassifications within the operating activities for all periods presented.

BALANCE SHEET

	June 30, 2021			June 30, 2020
	As Previously Reported $	Adjustments $	As Restated $	As Previously Reported $	Balance sheet reclassification $	Adjustments $	As Restated $
ASSETS
Accrued revenue (1)	–	–	–	–	1,826,287	15,142,142	16,968,429
Prepaid manufacturing costs (2)	3,853,677	(2,769,529)	1,084,148	18,961,455	–	(9,824,493)	9,136,962
Total Current Assets	35,533,308	(2,769,529)	32,763,779	55,141,251	–	5,317,650	60,458,901

(1) previously included within “Accounts receivable and other receivable”
(2) previously described as “Contract assets”

Total Assets	56,927,908	(2,769,529)	54,158,379	78,342,418	–	5,317,650	83,660,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	21,690,414	364,495	22,054,909	35,915,513	–	4,616,593	40,532,106
Contract liabilities	13,584,240	(2,022,657)	11,561,583	18,853,138	–	1,669,072	20,522,210
Total Current Liabilities	38,056,285	(1,658,162)	36,398,123	56,906,612	–	6,285,666	63,192,278

Total Liabilities	40,399,372	(1,658,162)	38,741,210	61,264,352	–	6,285,666	67,550,018

Stockholders’ Equity
Deficit	(76,928,183)	(1,111,367)	(78,039,550)	(73,832,654)	–	(968,016)	(74,800,670)
Total Stockholders’ Equity	16,528,536	(1,111,367)	15,417,169	17,078,066	–	(968,016)	16,110,050
Total Liabilities and Stockholders’ Equity	56,927,908	(2,769,529)	54,158,379	78,342,418	–	5,317,650	83,660,068

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

22.	Effects of corrections of errors and restatement of quarterly financial statements (unaudited) (continued)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30, 2021			Three months ended June 30, 2020
	As Previously Reported $	Adjustments $	As Restated $	As Previously Reported $	Adjustments $	As Restated $

Revenue	2,653,439	(1,330,189)	1,323,250	28,496,361	(5,285,955)	23,210,406
Cost of Goods Sold	1,702,480	(181,471)	1,521,009	16,456,899	3,351,725	19,808,624
Gross Profit (Loss)	950,959	(1,148,717)	(197,758)	12,039,462	(8,637,680)	3,401,782

Amortization of intangible assets	390,490	(219,367)	171,123	389,661	(230,966)	158,695
Consulting fees, technical support, and commissions	1,054,353	(308,801)	745,552	5,510,011	(4,699,616)	810,395
Salaries and wage expenses	1,401,980	(146,773)	1,255,207	2,202,387	(385,169)	1,817,218
Operating Expenses	3,894,925	(674,942)	3,219,983	10,610,955	(5,315,751)	5,295,204
Net Income / (Loss) for the period	(2,787,926)	(473,776)	(3,261,702)	1,488,681	(3,321,928)	(1,833,247)
Comprehensive Income / (Loss) for the period	(2,611,810)	(473,776)	(3,085,586)	1,432,884	(3,321,928)	(1,889,044)

Basic and diluted income (loss) per share	(0.06)		(0.07)	0.03		(0.04)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

22.	Effects of corrections of errors and restatement of quarterly financial statements (unaudited) (continued)

BALANCE SHEET

	September 30, 2021			September 30, 2020
	As Previously Reported $	Adjustments $	As Restated $	As Previously Reported $	Balance sheet reclassification $	Adjustments $	As Restated $
ASSETS
Accrued revenue (1)	–	–	–	–	468,006	15,016,012	15,484,017
Prepaid manufacturing costs (2)	3,868,678	(2,828,375)	1,040,303	18,409,820	–	(11,322,288)	7,087,532
Total Current Assets	30,909,147	(2,828,375)	28,080,772	47,232,323	–	3,693,724	50,926,047
(1) previously included within “Accounts receivable and other receivable”
(2) previously described as “Contract assets”
Total Assets	51,303,726	(2,828,375)	48,475,351	69,494,891	–	3,693,724	73,188,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	15,628,689	492,325	16,121,014	28,691,182	–	2,800,967	31,492,149
Contract liabilities	19,038,435	(2,022,658)	17,015,777	15,879,562	–	500,363	16,379,925
Total Current Liabilities	37,307,526	(1,530,332)	35,777,194	46,724,689	–	3,301,329	50,026,018

Total Liabilities	38,870,300	(1,530,332)	37,339,968	50,727,986	–	3,301,329	54,029,315

Stockholders’ Equity
Deficit	(81,102,693)	(1,298,043)	(82,400,736)	(72,512,645)	–	392,395	(72,120,250)
Total Stockholders’ Equity	12,433,426	(1,298,043)	11,135,383	18,766,905	–	392,395	19,159,300
Total Liabilities and Stockholders’ Equity	51,303,726	(2,828,375)	48,475,351	69,494,891	–	3,693,724	73,188,615

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

22.	Effects of corrections of errors and restatement of quarterly financial statements (unaudited) (continued)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30, 2021			Three months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$

Revenue	239,381	(100,845)	138,536	8,974,063	1,751,174	10,725,237
Cost of Goods Sold	106,429	577,632	684,061	5,433,145	3,172,780	8,605,925
Gross Profit (Loss)	132,952	(678,476)	(545,524)	3,540,918	(1,421,606)	2,119,312

Amortization of intangible assets	391,188	(219,367)	171,821	389,675	(230,966)	158,709
Consulting fees, technical support, and commissions	991,101	(208,400)	782,701	2,834,170	(2,165,881)	668,289
Salaries and wage expenses	1,393,514	(64,034)	1,329,480	1,119,887	(385,169)	734,718
Operating Expenses	4,545,105	(491,801)	4,053,304	5,976,320	(2,782,016)	3,194,304
Net Income / (Loss) for the period	(4,174,510)	(186,675)	(4,361,185)	1,320,009	1,360,410	2,680,419
Comprehensive Income / (Loss) for the period	(4,133,301)	(186,675)	(4,319,976)	1,459,851	1,360,410	2,820,261

Basic and diluted income (loss) per share	(0.09)		(0.09)	0.03		0.06

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Six months ended September 30, 2021			Six months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$

Revenue	2,892,820	(1,431,033)	1,461,787	37,470,424	(3,534,781)	33,935,643
Cost of Goods Sold	1,808,909	396,160	2,205,069	21,890,044	6,524,505	28,414,549
Gross Profit (Loss)	1,083,911	(1,827,194)	(743,283)	15,580,380	(10,059,286)	5,521,094

Amortization of intangible assets	781,678	(438,734)	342,944	779,336	(461,932)	317,404
Consulting fees, technical support, and commissions	2,045,454	(517,201)	1,528,253	8,344,181	(6,865,497)	1,478,684
Salaries and wage expenses	2,795,494	(210,808)	2,584,686	3,322,274	(770,339)	2,551,935
Operating Expenses	8,440,030	(1,166,742)	7,273,288	16,587,275	(8,097,768)	8,489,507
Net Income / (Loss) for the period	(6,962,436)	(660,451)	(7,622,887)	2,808,690	(1,961,518)	847,172
Comprehensive Income / (Loss) for the period	(6,745,111)	(660,451)	(7,405,562)	2,892,735	(1,961,518)	931,217

Basic and diluted income (loss) per share	(0.15)		(0.16)	0.06		0.02

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

22.	Effects of corrections of errors and restatement of quarterly financial statements (unaudited) (continued)

BALANCE SHEET

	December 31, 2021			December 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Balance sheet reclassification	Adjustments	As Restated
	$	$	$	$	$	$	$

ASSETS
Accrued revenue (1)	–	–	–	–	3,369,853	12,034,846	15,404,699
Prepaid manufacturing costs (2)	3,339,968	(3,037,138)	302,830	17,789,691	–	(11,395,507)	6,394,184
Total Current Assets	23,050,745	(3,037,138)	20,013,607	45,958,263	–	639,339	46,597,602
(1) previously included within “Accounts receivable and other receivable”
(2) previously described as “Contract assets”

Total Assets	43,000,344	(3,037,138)	39,963,206	66,981,557	–	639,339	67,620,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	12,185,211	334,489	12,519,700	28,699,844	–	570,038	29,269,882
Contract liabilities	18,006,220	(4,604,663)	13,401,557	16,442,665	–	(718,412)	15,724,253
Total Current Liabilities	32,509,427	(4,270,174)	28,239,253	47,412,017	–	(148,374)	47,263,643

Total Liabilities	33,501,848	(4,270,174)	29,231,674	50,110,950	–	(148,374)	49,962,576

Stockholders’ Equity
Deficit	(84,084,161)	1,233,036	(82,851,125)	(75,693,292)	–	787,713	(74,905,579)
Total stockholders’ equity before treasury stock	9,598,250	1,233,036	10,831,286	16,870,607	–	787,713	17,658,320
Total Stockholders’ Equity	9,498,496	1,233,036	10,731,532	16,870,607	–	787,713	17,658,320
Total Liabilities and Stockholders’ Equity	43,000,344	(3,037,138)	39,963,206	66,981,557	–	639,339	67,620,896

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2022 and 2021

(Expressed in U.S. Dollars)

22.	Effects of corrections of errors and restatement of quarterly financial statements (unaudited) (continued)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended December 31, 2021			Three months ended December 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$

Revenue	2,642,184	2,610,624	5,252,808	4,658,466	(1,018,121)	3,640,345
Cost of Goods Sold	1,328,338	654,921	1,983,259	3,625,204	(145,318)	3,479,886
Gross Profit (Loss)	1,313,846	1,955,703	3,269,549	1,033,262	(872,803)	160,459

Amortization of intangible assets	396,539	(219,367)	177,172	389,703	(230,966)	158,737
Consulting fees, technical support, and commissions	1,026,808	(262,429)	764,379	1,238,962	(651,985)	586,977
Salaries and wage expenses	1,234,243	(93,580)	1,140,663	1,187,967	(385,169)	802,798
Operating Expenses	4,328,005	(575,376)	3,752,629	4,386,278	(1,268,121)	3,118,157
Net Income / (Loss) for the period	(2,981,468)	2,531,078	(450,390)	(3,180,647)	395,318	(2,785,329)
Comprehensive Income / (Loss) for the period	(2,848,965)	2,531,078	(317,887)	(2,573,798)	395,318	(2,178,480)

Basic and diluted loss per share	(0.06)		(0.01)	(0.07)		(0.06)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine months ended December 31, 2021			Nine months ended December 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$

Revenue	5,535,004	1,179,590	6,714,594	42,128,890	(4,552,902)	37,575,988
Cost of Goods Sold	3,137,247	1,051,081	4,188,328	25,515,248	6,379,187	31,894,435
Gross Profit (Loss)	2,397,757	128,509	2,526,266	16,613,642	(10,932,088)	5,681,554

Amortization of intangible assets	1,178,217	(658,101)	520,116	1,169,039	(692,898)	476,141
Consulting fees, technical support, and commissions	3,072,262	(779,630)	2,292,632	9,583,143	(7,517,483)	2,065,660
Salaries and wage expenses	4,029,737	(304,388)	3,725,349	4,510,241	(1,155,508)	3,354,733
Operating Expenses	12,768,035	(1,742,118)	11,025,917	20,973,553	(9,365,888)	11,607,665
Net Income / (Loss) for the period	(9,943,904)	1,870,627	(8,073,277)	(371,957)	(1,566,200)	(1,938,157)
Comprehensive Income / (Loss) for the period	(9,594,076)	1,870,627	(7,723,449)	318,937	(1,566,200)	(1,247,263)

Basic and diluted loss per share	(0.21)		(0.17)	(0.01)		(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2022 due to the two material weaknesses identified and described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, the Company has not maintained effective internal control over financial reporting.

In June 2022, while preparing the financial statements for the year-ending March 31, 2022, the Company identified an error with respect to the application of the revenue recognition accounting policy. The Company has two material weaknesses; firstly, it lacked adequate controls to correctly recognize revenue and cost of goods sold and, secondly, in the presentation of certain expenses, as described below. The control deficiency relates to the ineffective design of controls to analyze revenue contracts appropriately on a timely basis and to identify certain costs as relating to the initiation and fulfilment of its revenue contracts.

In previous accounting periods, the Company identified three distinct performance obligations for the sale of marine scrubbers: certified design and engineering work, acceptance of delivered equipment to customers, and acceptance of commissioned equipment. These three components were determined to be separate performance obligations within the contracts. However, based on further analysis of the marine scrubber sale contracts and a review of the five-step revenue recognition model, the Company has now concluded that the three components do not meet the definition of being “distinct” according to ASC 606-10-25-14. Customers purchase the entire marine scrubber system and do not benefit from the separate components on their own. Therefore, a single performance obligation is appropriate.

According to ASC 606-10-25-27, if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date, revenue should be recognized over time. The Company’s scrubber system is customized to each vessel at the detailed design level, so the performance under the contract does not create an asset with an alternative use. According to the Company’s contracts signed with customers under English law, the customers are contractually and legally obliged to pay for performance completed to date that covers cost plus a reasonable profit margin. The Company has sought independent legal counsel to confirm this conclusion. Therefore, the Company concluded that revenue from the sale of marine scrubbers should be recognized over time versus at points in time for the original three performance obligations. The Company recognizes revenue based on the input method and it is the change in the Cost of goods sold (using a percentage of costs to complete) that has driven the change in revenues.

In previous periods the Company presented the cost of amortization of its technical intellectual property in expenses. Having reconsidered this, the Company concludes that these costs relate to fulfilling its obligations under its marine scrubber revenue contracts and, as a result, should be presented within cost of goods sold.

The Company has identified certain marine sales commission costs previously included in Management and technical consulting fees that it has determined should be presented within cost of goods sold as they are considered to relate to initiating its revenue contracts. In addition, through incremental analysis, the Company has also identified certain salaries previously included in Salaries and wages and technical consulting fees previously included in Management and technical consulting fees that it has determined are appropriate to present within cost of goods sold as they are considered to relate to fulfilling the Company’s obligations under its revenue contracts. The sales commission costs represented 16.1% of total cost of goods sold for the year ended March 31, 2021. The salaries and technical consulting fees represented 5.4% of total cost of goods sold for the year ended March 31, 2021.

The Company has now concluded that these changes have a material effect on the presentation of the gross margin, and as a result it has reclassified these costs from operating expenses to cost of goods sold as part of the restatement of revenue and cost of goods sold resultant from the correction of the error in revenue recognition.

These two material weaknesses in the Company’s internal control over financial reporting, both of which still remained in June 2022, resulted in material errors not being detected timely within the Company’s consolidated financial statements for the fiscal year ending March 31, 2021 as well as the relevant unaudited quarters comprising that fiscal year, and the three subsequent interim and cumulative periods in the year ending March 31, 2022, all of which are being restated within this 10-K report for the year ending March 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Other than the two material weaknesses described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation Activities

The Company has taken steps to remediate the two material weaknesses by providing additional training on revenue recognition accounting standards. Additionally, the Company has enhanced its review control to ensure the reporting of revenue contracts and related cost of sales satisfies ASC 606 rules and guidance. The two material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the two material weaknesses described above.

Item 9B. Other Information

On August 31, 2013, Dr. Neil Carmichael consented to and was appointed as president, treasurer and secretary of our company. On August 23, 2019, Dr. Carmichael resigned, and the Company entered into a non-executive directorship agreement with Dr. Carmichael.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Eric Prouty	Non-Executive Director	52	February 1, 2020
Peter Rossbach	Non-Executive Director	64	February 4, 2021
Neil Carmichael	Non-Executive Director	69	December 18, 2012
Scott Poulter	Chief Executive Officer and Executive Director	54	May 8, 2017
Richard Fraser-Smith	Chief Financial Officer	58	January 20, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Poulter – Chief Executive Officer and Executive Director

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

In 2009, he was asked to assist an emission control technology company, EnviroResolutions, in commercializing its proprietary technology and he became increasingly interested in technologies that could help improve the environment. In that vein, Mr. Poulter became a significant investor in our company, and has since endeavored to use his entrepreneurial skills and international business experience to drive forward the emission control technologies of Pacific Green Technologies, Inc. He has been integral in delivering our Company’s business relationships in China and Europe.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2022; and

(c)	individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2021, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Carmichael	2022	28,000		nil		nil	nil	nil	nil	nil	28,000
	2021	nil		nil		nil	nil	nil	nil	nil	nil

Scott Poulter(3)	2022	679,000	(5)	324,197	(1)	nil	nil	nil	nil	nil	1,003,197
	2021	559,000		1,188,504	(2)	nil	nil	nil	nil	nil	1,747,504

Eric Prouty	2022	51,000		nil		nil	nil	nil	nil	nil	51,000
	2021	51,000		nil		nil	nil	nil	nil	nil	51,000

Peter Rossbach	2022	56,000		nil		nil	29,973	nil	nil	nil	85,973
	2021	6,000		nil		nil	nil	nil	nil	nil	6,000

Alexander Shead(4)	2022	nil		nil		nil	nil	nil	nil	nil	nil
	2021	80,090		nil		100,000	nil	nil	nil	nil	180,090

Richard Fraser-Smith	2022	314,562		34,310		nil	48,039	nil	nil	nil	396,911
	2021	214,111		47,160		nil	72,034	nil	nil	nil	333,305

(1)	Includes commission of $260,479

(2)	Includes commission of $1,124,099

(3)	Paid to Fresh Air Holdings Pte Limited

(4)	Paid to Alexander Consulting Group Pty Limited

(5)	Include 60,000 director fee assignment from Neil Carmichael to Fresh Air Holdings Pte Limited

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

On July 20, 2015, the Company granted options to Neil Carmichael to purchase up to 312,500 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018. The options expiry date was extended to December 31, 2022.

On September 26, 2017, the Company granted 175,000 stock options to a Company controlled by Alexander Shead. The stock options are exercisable at $0.01 per share and expire September 25, 2019. The options expiry date was extended to September 28, 2020. On August 31, 2020, the options were exercised.

On November 30, 2018, the Company granted 2,865,000 stock options to employees, directors and consultants to the Company. These options were exercisable at $1.70 per share and expired on November 29, 2021.

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

On March 31, 2021, the Company granted 75,000 stock options to Riseley D’Souza. 25,000 options at the exercise price of $0.01 and 50,000 options at the exercise price of $1.50. The options are exercisable on March 31, 2021 for a period of three years.

On January 15, 2022, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2022. The options are exercisable on January 15, 2023 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

On March 15, 2022, the Company granted 100,000 stock options to Peter Rossbach at the exercise price of $1.20. 60,000 options are exercisable on March 15, 2022 for a period of 3 years. 40,000 options are exercisable on August 1, 2022 for a period of 3 years.

Outstanding Equity Awards at Fiscal Year End

None

Option Exercises

During our fiscal year ended March 31, 2021, 175,000 stock purchase options were exercised by Alexander Shead, a director of the Company.

During our fiscal year ended March 31, 2022, 25,000 stock purchase options were exercised by Riseley D’Souza, an employee of the Company.

Compensation of Directors

On August 23, 2019, The Company entered into an agreement with Neil Carmichael to provide non-executive director service for compensation of $3,000 per month. The Company will also compensate Mr. Carmichael for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

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

On February 4, 2021, The Company entered into an agreement with Peter Rossbach to provide non-executive director service for compensation of $3,000 per month. The Company will also compensate Mr. Rossbach for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of August 10, 2022, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of August 10, 2022, there were 47,026,886 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Scott Poulter Suite #10212, 8 The Green, Dover, DE 19901, USA	6,406,966 Common Shares(2)	13.6%
Alexander Shead (4) Suite #10212, 8 The Green, Dover, DE 19901, USA	3,797,480 Common Shares(3)	8.1%
Directors and Executive Officers as a Group	10,204,446 Common Shares	21.7%
Fresh Air Investments Canada Limited (2) Suite 409-221, West Esplanade North Vancouver, BC, Canada, V7M 3J3	6,406,966 Common Shares	13.6%
Twynam Investments Pty Ltd. 226 Liverpool Street Darlinghurst, NSW 2010 Australia	4,850,000 Common Shares	10.3%
Intrawest Overseas Limited (3) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	2,773,628 Common Shares	5.9%
Over 5% Shareholders	15,054,446 Common Shares	32.0%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 29, 2022. As of June 29, 2022, there were 47,026,886 shares of our company’s common stock issued and outstanding.

(2)	Includes 6,406,966 common shares held by Fresh Air Investments Canada Limited. Scott Poulter does not exercise direct voting or dispositive control over these shares. However, the Hookipa Trust is a shareholder of Fresh Air Investments Canada Limited.

(3)	Includes 917,177 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 2,773,628 common shares held by Intrawest Overseas Limited. Securities held by Intrawest Overseas Limited are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities.

(4)	Alex Shead ceased being a director of PGT Inc. on October 16, 2020.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set forth below, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $401,229 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

During the years ended March 31, 2022 and 2021, respectively, we incurred $1,168,890 and $1,984,594 in consultancy fees paid to the officers, directors and companies controlled by them.

	Year Ended
	March 31,	March 31,
	2022	2021
	$	$
Fresh Air Holdings Pte, Ltd (1)	1,003,917	1,747,504
Alexander Consulting Group Pty Ltd, controlled by Alexander Shead (Resigned)	nil	180,090
Eric Prouty	51,000	51,000
Distributed Generation LLC, controlled by Peter Rossbach	85,973	6,000
Neil Carmichael	28,000	nil
Total	1,168,890	1,984,594

As at March 31, 2022 and March 31, 2021, we had amounts due to/(from) related parties as follows:

	March 31, 2022		March 31, 2021
	Due from related parties	Due to related parties	Due from related parties	Due to related parties
Due to/(from) related parties	$	$	$	$

Fresh Air Holdings Pte, Ltd (1)	nil	nil	nil	174,837
Eric Prouty	nil	4,250	nil	nil
Other directors	nil	nil	nil	nil
Total	nil	4,250	nil	174,837

(1)	Fresh Air Holdings Pte, Ltd (FAH) is a wholly owned subsidiary of the Hookipa Trust. FAH provides consulting services pursuant to a consulting agreement dated December 1, 2018. The sole director of FAH is Scott Poulter, a director of the Company effective May 8, 2017.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2022 and for fiscal year ended March 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2022 $	March 31, 2021 $
Audit Fees	387,445	347,750
Tax Fees	nil	93,069
Total	387,445	440,819

Audit fees for the year ended March 31, 2022 relate to Grant Thornton UK LLP. Fees for the year ended March 31, 2021 relate to KPMG LLP.

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

Item 15. Exhibits Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.

2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 10, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 10, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)