Form 10-Q
period 2022-06-30
Pacific Green Technologies Inc.
filed 2022-08-22
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

47,026,886 common shares issued and outstanding as of August 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

June 30, 2022

(Expressed in U.S. dollars)

(unaudited)

Index
Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2022 $	March 31, 2022 $
ASSETS

Cash and cash equivalent	4,497,514	6,286,468
Short-term investments and amounts in escrow (Note 3)	2,382,475	1,932,323
Accounts receivable, net of allowance for doubtful accounts of $781,079 and $828,461 at June 30, 2022 and March 31, 2022, respectively	2,513,372	4,884,101
Other receivable, net of allowance for doubtful accounts of $1,431 and $1,512 at June 30, 2022 and March 31, 2022, respectively	677,987	10,599,746
Accrued revenue (Note 8)	312,389	531,947
Prepaid expenses and parts inventory	1,248,385	582,063
Prepaid manufacturing costs (Note 8)	78,917	38,010
Total Current Assets	11,711,039	24,854,658

Project under development (Note 6)	10,825,726	3,855,792
Property and equipment (Note 4)	1,072,433	1,166,241
Intangible assets (Note 5)	6,879,228	7,099,748
Right of use asset	628,353	739,091
Security deposits and other advances	913,793	949,644
Total Assets	32,030,572	38,665,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 9)	6,357,706	9,594,787
Warranty provision (Note 10)	931,296	865,451
Contract liabilities (Note 8)	8,445,145	8,143,109
Current portion of lease obligations (Note 14(a))	429,259	472,068
Due to related parties (Note 11)	83,196	4,250
Total Current Liabilities	16,246,602	19,079,665

Non – current portion of lease obligation (Note 14(a))	99,209	341,972
Total Liabilities	16,345,811	19,421,637

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 47,026,886 and 47,026,886 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	47,027	47,027
Additional paid-in capital	92,446,921	92,429,203
Accumulated other comprehensive income	1,650,831	2,035,666
Deficit	(88,789,536)	(85,530,306)

Total stockholders’ equity before treasury stock	5,355,243	8,981,590

Treasury stock, at cost, 56,162 shares and 56,162 shares at June 30, 2022 and March 31, 2022, respectively	(99,754)	(99,754)

Total Stockholders’ Equity	5,255,489	8,881,836

Noncontrolling interest (Note 7(a) and (b))	10,429,272	10,361,701

Total Equity	15,684,761	19,243,537

Total Liabilities and Stockholders’ Equity	32,030,572	38,665,174

Nature of Operations (Note 1)

Commitments (Note 14)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2022 $	Three Months Ended June 30, 2021 (As restated- Note 2) $
Sales (Note 8)
Products	1,655,158	742,290
Services	368,718	580,960
Total Revenues	2,023,876	1,323,250
Cost of goods sold (Note 8)
Products	987,207	1,230,119
Services	241,336	290,890
Total Cost of goods sold	1,228,543	1,521,009
Gross profit / (loss)	795,333	(197,759)

Expenses
Advertising and promotion	143,267	168,895
Amortization of intangible assets (Note 5)	688	171,124
Depreciation (Note 4)	53,584	49,766
Foreign exchange loss	497,696	11,873
Management and technical consulting	989,084	745,552
Operating lease expense (Note 14)	109,737	123,155
Office and miscellaneous	462,769	378,263
Professional fees	287,025	276,669
Research and development	13,772	–
Salaries and wage expenses	982,914	1,255,206
Transfer agent and filing fees	13,754	13,175
Travel and accommodation	190,767	66,113
Warranty and related expense (Note 10)	181,600	(39,807)
Total expenses	3,926,657	3,219,984
(Loss) / income before other income (expense)	(3,131,324)	(3,417,743)
Other income (expense)
Financing interest income	46,269	97,626
Interest income (expense) and other	(38,351)	58,414
Total other income	7,918	156,040

Net (loss) / income for the period before noncontrolling interest	(3,123,406)	(3,261,703)

Net income attributable to noncontrolling interest (Note 7(a) and (b))	135,824	–

Net (loss) / income for the period	(3,259,230)	(3,261,703)

Other comprehensive income

Foreign currency translation (loss) / gain	(384,835)	176,116

Comprehensive loss for the period	(3,644,065)	(3,085,587)
Net loss per share, basic and diluted	(0.07)	(0.07)
Net loss per share, diluted	(0.07)	(0.07)
Weighted average number of shares outstanding, basic[1]	47,339,386	47,328,065
Weighted average number of shares outstanding, diluted	47,339,386	47,328,065

(1)	The period ended June 30, 2022, includes 312,500 (2021 – 337,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2021	46,990,565	46,991	92,327,092	892,732	(74,777,848)	18,488,967

Fair value of options granted (Note 12)	–	–	13,788	–	–	13,788
Foreign exchange translation gain	–	–	–	176,116	–	176,116
Net (loss) for the period	–	–	–	–	(3,261,703)	(3,261,703)

Balance June 30, 2021	46,990,565	46,991	92,340,880	1,068,848	(78,039,551)	15,417,168

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted (Note 12)	–	–	17,718	–	–	–	–	17,718
Noncontrolling interest (Note 7(a) and (b))	–	–	–	–	–	67,571	–	67,571
Foreign exchange translation gain	–	–	–	(384,835)	–	–	–	(384,835)
Net (loss) for the period	–	–	–	–	–	–	(3,259,230)	(3,259,230)

Balance June 30, 2022	47,026,886	47,027	92,446,921	1,650,831	(99,754)	10,429,272	(88,789,536)	15,684,761

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021 (As restated- Note 2)
	$	$
Operating Activities
Net (loss) / income for the period	(3,259,230)	(3,261,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 5)	220,055	390,490
Depreciation (Note 4)	53,584	49,766
Fair value of stock options granted	17,718	13,788
Financing interest	(46,269)	(97,626)
Gain / (loss) on unrealized foreign exchange	737,833	(7,962)
Lease finance charge	–	5,486
Operating lease expense (Note 14)	109,737	123,155
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	(450,152)	76,325
Accounts receivable and other receivables	12,406,327	1,712,301
Accrued revenue	219,558	1,473,730
Prepaid expenses and parts inventory	(666,321)	(530,284)
Security deposit	35,851	–
Lease payments	(235,502)	(128,795)
Prepaid manufacturing costs	(40,907)	82,171
Accounts payable and accrued liabilities	(3,237,082)	(5,052,017)
Warranty provision	65,845	(141,644)
Contract liabilities	302,036	(19,313)
Due to related parties	78,946	(174,837)
Net Cash Provided by / (Used in) Operating Activities	6,312,027	(5,486,969)

Investing Activities
Additions of property and equipment	(9,052)	(24,005)
Projects under development	(6,969,934)	–
Net Cash Used in Investing Activities	(6,978,986)	(24,005)

Effect of Foreign Exchange Rate Changes on Cash	(1,121,995)	43,056
Change in Cash and Cash Equivalents	(1,788,954)	(5,467,918)
Cash and Cash Equivalents, Beginning of Period	6,286,468	23,436,417
Cash and Cash Equivalents, End of Period	4,497,514	17,968,499

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies.

The condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Restatement of financial statements

In June 2022, while preparing the financial statements for the year-ending March 31, 2022, the Company identified errors in previously issued unaudited quarterly financial statements. Refer to Note 2 and Note 22 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2022, for additional information regarding the impact of the restatement on the Company’s unaudited condensed consolidated statement of operations and certain note presentation.

- Revenue and cost of sales has been adjusted to record revenue on marine scrubber contracts as a single performance obligation recognized over time.

- Cost of sales has been adjusted to include amortization of certain intangible assets, commission amounts, salaries and wages, and technical consulting costs that had previously been included within other expense captions in the financial statements.

The impact on the interim consolidated statement of cash flows has been reclassifications within the operating activities for all periods presented.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30, 2021
	As Previously Reported $	Adjustments $	As Restated $

Revenue	2,653,439	(1,330,189)	1,323,250
Cost of goods sold	1,702,480	(181,471)	1,521,009
Gross profit (loss)	950,959	(1,148,717)	(197,758)

Amortization of intangible assets	390,490	(219,367)	171,123
Consulting fees, technical support, and commissions	1,054,353	(308,801)	745,552
Salaries and wage expenses	1,401,980	(146,773)	1,255,207
Operating expenses	3,894,925	(674,942)	3,219,983
Net income / (loss) for the period	(2,787,926)	(473,776)	(3,261,703)
Comprehensive income / (loss) for the period	(2,611,810)	(473,776)	(3,085,586)

Basic and diluted income (loss) per share	(0.06)		(0.07)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(c)	Recent Accounting Pronouncements

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

3.	Short-term Investments and amounts in escrow

At June 30, 2022, the Company has a $58,999 (March 31, 2022 - $60,837) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures on December 13, 2022.

At June 30, 2022, the Company’s solicitor is holding $2,323,476 (March 31, 2022 - $1,871,486) relating to relating to proceeds under customer contracts to be released upon satisfying performance obligations.

4.	Property and Equipment

	Cost $	Accumulated depreciation $	June 30, 2022 Net carrying value $	March 31, 2022 Net carrying value $
Building	974,973	(184,978)	789,994	857,922
Furniture and equipment	371,425	(178,103)	193,322	202,764
Computer equipment	16,347	(13,513)	2,834	4,368
Leasehold improvements	109,849	(97,084)	12,766	19,401
Testing equipment- Scrubber system	138,599	(65,082)	73,517	81,786

Total	1,611,193	(538,760)	1,072,433	1,166,241

The Company recorded $53,584 in depreciation expense on property and equipment for the three months ended June 30, 2022 (2021 – $49,766).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

5.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	June 30, 2022 Net carrying value $	March 31, 2022 Net carrying value $

Patents and technical information	35,852,556	(8,523,780)	(20,457,255)	6,871,521	7,090,887
Software licensing	12,143	(4,436)	–	7,707	8,861

Total	35,864,699	(8,528,216)	(20,457,255)	6,879,228	7,099,748

The Company recorded $220,055 of amortization expense on intangible assets for the three months ended June 30, 2022 (2021 – $390,490).

The Company has allocated $219,367 (2021 - $219,367) of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $688 (2021 - $171,124).

Future amortization of intangible assets is as follows based on fiscal year:

$
2023	660,099
2024	880,132
2025	880,132
2026	877,790
2027	877,452
Thereafter	2,703,623

Total future minimum lease payments	6,879,228

6.	Acquisition of Richborough Energy Park Ltd.

On March 18, 2021, the Company acquired all the issued and outstanding stock of Richborough Energy Park Ltd., a United Kingdom company in the business of battery energy storage systems.

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement. The first conditional payment was made in May 2021. The second conditional payment was made in June 2022. The third and final payment is planned to be made during the year ended March 31, 2024.

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. The consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed. For the year ended March 31, 2022, additions of $1,854,676 to project under development were recorded. For the three months ended June 30, 2022, additions of $6,969,934 to project under development were recorded.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

7.	Noncontrolling Interest

(a)	On March 30, 2022, the Company entered into an agreement with Green Power Reserves Limited (“GPR”), wherein GPR agreed to make an equity investment of $16.0 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“PGBEP”). The Company retains control over PGBEP by virtue of holding 65% of the voting rights and appointing two of the three directors. The Company received $7.0 million (£5.35 million) on April 1, 2022, $1.9 million (£1.43 million) during May 2022 and a further $0.5 million (£0.41 million) in June 2022. It will receive the remaining $7.6 million (£5.81 million) demand in July and August 2022 as project cash requirements demand.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Non-redeemable noncontrolling interest, March 31, 2022	10,361,701
Noncontrolling interest coupon distribution	115,240
Net income attributable to noncontrolling interest, June 30, 2022	24,464

Non-redeemable noncontrolling interest, June 30, 2022	10,501,405

(b)	On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture. The Company incorporated Pacific Green Technologies Arabia LLC on November 23, 2021. The Company has paid in share capital and loans amounting to $419,849 to fund operational expenses from April 1, 2022.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Redeemable noncontrolling interest, March 31, 2022	–
Redeemable noncontrolling interest receivable from Amkest Group	(68,253)
Net income / (loss) attributable to noncontrolling interest, June 30, 2022	(3,880)

Redeemable noncontrolling interest, June 30, 2022	(72,133)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three months ended June 30, 2022, and 2021 is as follows:

	Three Months Ended June 30, 2022 $	Three Months Ended June 30, 2021 $

Products	1,655,158	742,290
Services	368,718	580,960

Total	2,023,876	1,323,250

Revenue from services include specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power. Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for Concentrated Solar Power include design and engineering services provided to clients. Revenue for service contracts is recognized as the services are provided.

Service revenue by type for the three months ended June 30, 2022, and 2021 is as follows:

	Three Months Ended June 30, 2022 $	Three Months Ended June 30, 2021 $

Specific services provided to marine scrubber systems	288,904	368,793
Design and engineering services for Concentrated Solar Power	74,814	212,167

Total	368,718	580,960

The Company has analyzed its sales contracts under ASC 606 and has identified that the percentage of completion of the contract often is not directly correlated with contractual billing terms with customers. As a result of the timing differences between customer sales invoices and percentage of completion of the contract, contractual assets and contractual liabilities have been recognized.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2021	1,574,584	1,065,465		(11,580,894)

Customer receipts and receivables	–	–	–	(9,242,318)
Scrubber sales recognized in revenue	–		12,680,103	12,680,103
Payments and accruals under contracts	(1,042,637)	1,478,124	–	–
Cost of goods sold recognized in earnings	–	(2,505,579)	(2,505,579)	–

Balance, March 31, 2022	531,947	38,010		(8,143,109)

Customer receipts and receivables	–	–	–	(1,957,194)
Scrubber sales recognized in revenue	–		1,655,158	1,655,158
Payments and accruals under contracts	(219,558)	1,028,114	–	–
Cost of goods sold recognized in earnings	–	(987,207)	(987,207)	–

Balance, June 30, 2022	312,389	78,917		(8,445,145)

Cost of goods sold for the period ended June 30, 2022 and 2021 is comprised as follows:

	Three Months Ended June 30, 2022 $	Three Months Ended June 30, 2021 $

Scrubber costs recognized	623,166	584,287
Salaries and wages	62,379	164,432
Amortization of intangibles	219,366	219,366
Commission type costs	82,296	262,034
Design and engineering services for CSP	98,968	162,954
Specific services provided to marine scrubber systems	142,368	127,936

Total	1,228,543	1,521,009

As of June 30, 2022, Contract liabilities included $8,038,674 (March 31, 2022 - $8,098,009) aggregate cash receipts from one customer relating to nineteen vessels. At March 31, 2021 all nineteen had been postponed under the terms of a Postponement Agreement dated February 2, 2021, with an option to either proceed or cancel. Under a subsequent Option Agreement dated August 9, 2021, six of these vessels were contracted by the customer to proceed. $Nil of the total contract liability at June 30, 2022 relates to these six vessels. The contract liability balance was mainly related to the other thirteen postponed vessels in the Postponement Agreement, which is due to expire on February 9, 2023. Should the thirteen vessels that are currently postponed remain as such at the expiry date, since there is no obligation to return the funds to the client, the contract liability would be recognized as revenue in full at that point in time.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

9.	Accounts payable and accrued liabilities

	June 30, 2022 $	March 31, 2022 $

Accounts payable	1,516,080	757,102
Accrued liabilities	4,603,994	8,567,795
Loan payable	48,271	55,003
Payroll liabilities	189,361	214,887

Balance, end of period	6,357,706	9,594,787

10.	Warranty costs

During the three months ended June 30, 2022, the Company recorded a non-cash warranty expense of $181,600 (2021 - warranty recovery of $39,807) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	June 30, 2022 $	March 31, 2022 $

Balance, beginning of period	865,451	2,425,107
Provision for warranty, net of expirations	181,600	(731,529)
Warranty recoveries (costs)	(115,755)	(828,127)

Balance, end of period	931,296	865,451

11.	Related Party Transactions

(a)	As at June 30, 2022, the Company owed $83,196 to (March 31, 2022 – $4,250) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three months ended June 30, 2022, the Company incurred $220,838 (2021 – $205,752) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)	During the three months ended June 30, 2022, the Company incurred $54,866 (2021– $12,750) in consulting fees to a director, or companies controlled by a director of the Company.

(d)	During the three months ended June 30, 2022, the Company incurred $250,368 (2021– $nil) in consulting fees to a director, or companies controlled by a director of a Subsidiary of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

12.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Granted	125,000	1.14
Exercised	(25,000)	0.01
Forfeited	(2,865,000)	1.70

Balance, March 31, 2022 and June 30, 2022	537,500	0.56	1.18	105,625
Balance, June 30, 2022, vested and exercisable	472,500	0.49	0.95	126,725

Additional information regarding stock options outstanding as at June 30, 2022 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

312,500	0.50	0.01
25,000	0.04	2.26
25,000	1.55	1.03
50,000	1.75	1.50
25,000	2.80	0.90
20,000	2.96	1.20
40,000	2.96	1.20
40,000	3.34	1.20
537,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three months ended June 30, 2022, the fair value of $17,718 (2021 - $13,788) was recorded as salaries expense.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

Three months ended June 30, 2022

Risk-free interest rate	1.90%
Expected life (in years)	3.12
Expected volatility	129%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

13.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	June 30, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	90,429	189,176	792,828	1,072,433
Intangible Assets	6,871,521	–	7,707	6,879,228
Right of use assets	958	456,836	170,559	628,353

	6,962,908	646,012	971,094	8,580,014

	March 31, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	105,599	198,352	862,290	1,166,241
Intangible Assets	7,090,887	–	8,861	7,099,748
Right of use assets	10,462	532,976	195,653	739,091

	7,206,948	731,328	1,066,804	9,005,080

	Three months ended June 30, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	19,673	1,904,494	94,709	5,000	2,023,876
COGS by customer region	(9,695)	(1,110,076)	(104,940)	(3,832)	(1,228,543)
Gross Profit by customer region	9,978	794,418	(10,231)	1,168	795,333
GP% by customer region	51%	42%	-11%	23%	39%

	Three months ended June 30, 2021
	Europe $	Asia $	South America $	Total $

Revenues by customer region	1,106,141	119,609	97,500	1,323,250
COGS by customer region	(1,356,340)	(135,559)	(29,109)	(1,521,009))
Gross Profit by customer region	(250,199)	(15,950)	68,391	(197,759)
GP% by customer region	-23%	-13%	70%	-15%

For the three months ended June 30, 2022, 90% (2021 – 59%) of the Company’s revenues were derived from the largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

14.	Commitments

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China, and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
North Vancouver, Canada	December 1, 2019	August 31, 2022	1.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost for the three months are summarized as follows:

	June 30, 2022 $	June 30 2021 $
Operating lease expense *	109,737	123,155

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five fiscal years of the lease as follows:

$

2023	334,584
2024	148,216
2025	47,759
Total future minimum lease payments	530,559
Imputed interest	(2,091)
Operating lease obligations	528,468

(b)	On July 14, 2017, the Company entered into a new memorandum of understanding to establish a new joint venture company in China with a non-related party (the “Supplier”) wherein the Supplier would receive and process orders, manufacture, and install products for the Company’s customers. In return, the Company agreed to design the product, provide strategic pricing, sales and marketing direction, as well as provide technology licenses and technical support (the “Technology”) to the Supplier. During the term of the agreement, the Company will provide the Supplier with a non-transferrable right and license to use the Technology to manufacture and install the product within the Asia and Russia region.

The parties will fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

(unaudited)

(Expressed in U.S. Dollars)

15.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	June 30, 2022 $	June 30, 2021 $

United States	(2,113,373)	(2,617,343)
Foreign	(1,010,033)	(644,360)

Net loss before taxes	(3,123,406)	(3,261,703)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	June 30, 2022 $	June 30 2021 $

Net income (loss) before taxes	(3,123,406)	(3,261,703)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(655,915)	(684,958)
Permanent differences and other	121,545	47,704
Foreign tax rate difference	(861)	(23,282)
Change in valuation allowance	535,231	660,536

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

At June 30, 2022, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2013 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2017 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that is has accumulated estimated net operating losses of approximately $25.7 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has approximately $4.0 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

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

In support of this dual strategy, we have adopted a Human Resource Strategy that seeks to hire the best talent in the core areas of our business. At June 30, 2022, the Company employed approximately 51 staff excluding full time consultants and contractors across a network of offices around the world. Our hiring plan includes the addition of sales and project execution specialists.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2022, and 2021.

Revenue for the three months ended June 30, 2022 was $2,023,876 versus $1,323,250 for the three months ended June 30, 2021. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended June 30, 2022, the Company was in the process of commissioning 4 (2021 – 2) marine scrubber units which contributed to revenue of $1,655,158 (2021 – $742,290). In February 2021 a major client deferred 32 marine scrubber units. Of these, 6 units have proceeded (2 commissioned in year ended March 31, 2022 and 4 commissioned in quarter ended June 30, 2022), while 13 were cancelled. The remainder are still postponed with an option to either proceed or cancel, which expires on February 9, 2023. During the three months ended June 30, 2022, revenue from services, including specific services performed in the marine business sector and design and engineering services in the solar business sector, was $368,718 (2021 – $580,960).

During the three months ended June 30, 2022, the gross profit margin for products and services were 40% (2021- negative 66%) and 35% (2021 – 50%), respectively. The gross profit margin for products increased in 2022 because of higher contract value and consistent cost of goods sold for marine scrubbers delivered in 2022. Overall, the gross profit margin for the quarter ended June 30, 2022 was approximately 39% (2021 – negative 15%).

Expenses for the three months ended June 30, 2022, were $3,926,657 as compared to $3,219,984 for the three months ended June 30, 2021. Management and technical consulting fees increased due to increased activity in business development and the management of the BESS development. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities.

Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three months period, the Company recorded a warranty expense of $181,600 as a result of four vessels being commissioned and commencing their warranty period (2021 - recovery of $39,807). The impact of various international factors on foreign exchange rates caused fluctuations which saw the Company’s foreign exchange losses increase significantly.

The three months ended June 30, 2022, our company recorded a net loss of $3,259,230 ($0.07 per share) compared to net loss of $3,261,703 ($0.07 per share) for the three months ended June 30, 2021.

Our financial results for the three months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	June 30,
	2022 $	2021 (As restated- Note 2) $
Revenues
Products	1,655,158	742,290
Services	368,718	580,960
Total Revenues	2,023,876	1,323,250
Cost of goods sold
Products	987,207	1,230,119
Services	241,336	290,890
Total Cost of goods sold	1,228,543	1,521,009
Gross profit	795,333	(197,759)

Expenses
Advertising and promotion	143,267	168,895
Amortization of intangible assets	688	171,124
Depreciation	53,584	49,766
Foreign exchange loss (gain)	497,696	11,873
Management and technical consulting	989,084	745,552
Operating lease expense	109,737	123,155
Office and miscellaneous expense	462,769	378,263
Professional fees	287,025	276,669
Research and development	13,772	–
Salaries and wages	982,914	1,255,206
Transfer agent and filing fees	13,754	13,175
Travel and accommodation	190,767	66,113
Warranty and related	181,600	(39,807)
Total expenses	3,926,657	3,219,984

Other Income
Financing interest income	46,269	97,626
Interest income (expense) and other	(38,351)	58,414
Net (Loss) / Income for the period before noncontrolling interest	(3,123,406)	(3,261,703)
Share of (Loss)/Income attributable to noncontrolling interest	135,824	–
Net (loss)/ Income for the period	(3,259,230)	(3,261,703)

Liquidity and Capital Resources

Working Capital

	June 30, 2022 $	March 31, 2022 $
Current Assets	11,711,039	24,854,658
Current Liabilities	16,246,602	19,079,665

Working Capital (Deficit)	(4,535,563)	5,774,993

Cash Flows

	June 30, 2022 $	March 31, 2022 $
Net Cash (Used in) Provided by Operating Activities	6,312,027	(5,486,969)
Net Cash (Used in) Investing Activities	(6,978,986)	(24,005)
Effect of Exchange Rate Changes on Cash	(1,121,996)	43,056

Net Change in Cash and Cash Equivalents	(1,788,955)	(5,467,918)

As of June 30, 2022, we had $4,497,514 in cash and cash equivalents, $11,711,039 in total current assets, $16,246,602 in total current liabilities and a working capital deficit of $4,535,563 compared to working capital of $5,774,993 as at March 31, 2022. The Company’s working capital reduced due to reduction of other receivables.

During the three months ended June 30, 2022, we generated $6,312,027 in operating activities, whereas we used $5,486,969 from operating activities for the three months period ended June 30, 2021. The operating cash flow for the three months ended June 30, 2022, was mainly resulted from increased sales and collection of payments.

During the three months ended June 30, 2022, we used $6,978,986 in investing activities, whereas we used $24,005 in investing activities during the three months ended June 30, 2021. Our investing activities for the three months ended June 30, 2022, were primarily related to additions of project under development and equipment.

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

We currently have office locations in the United States, Canada, United Kingdom, China, Hong Kong, Abu Dhabi, Kingdom of Saudi Arabia, and Australia. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the period will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of June 30, 2022, we had $4,497,514 in cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended June 30, 2022 have been prepared on a going concern basis.

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

We recorded an impairment charge of $2,641,639 on intangible assets during the year ended March 31, 2022 (March 31, 2021- $37,700) as management’s estimated fair value of the assets were less than its carrying value.

Goodwill

We allocate the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. The allocation of the purchase price of acquired companies requires certain judgments and estimates. Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The process of evaluating the potential impairment of goodwill requires significant judgment and are based upon existing contracts, historical experience, financial forecasts, and general economic conditions

We recorded an impairment charge of $3,870,223 on Engin goodwill and $549,092 on Innoergy goodwill during the year ended March 31, 2022 as management’s estimated fair value of the reporting unit was less than its carrying value determined during impairment testing.

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

Revenue recognition requires significant judgements from management in regard to the determination of accounting treatment for contracts with customers. Management is required to assess contracts with customers to identify whether performance obligations in the contract are distinct and to determine whether contract terms provide the Company with a basis to recognize revenue over time.

According to ASC 606-10-25-27, if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date, revenue should be recognized over time. The Company’s scrubber system is customized to each vessel at the detailed design level, so the performance under the contract does not create an asset with an alternative use. According to the Company’s contracts signed with customers under English law, the customers are contractually and legally obliged to pay for performance completed to date that covers cost plus a reasonable profit margin. Therefore, the Company concluded that revenue should be recognized over time. The Company recognizes revenue based on the input method using a percentage of costs to complete.

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

Contract Liabilities, Prepaid Manufacturing Costs, and Accrued Revenue

We have analyzed our sales contracts under ASC 606 and identified performance conditions that are not directly correlated with contractual billing terms with customers. As a result of the timing differences between customer sales invoices and satisfaction of performance conditions, contractual assets and contractual liabilities have been recognized.

Contractual arrangements with customers for the sale of a scrubber unit generally provide for deposits and installments through the procurement and design phases of equipment manufacturing. Amounts invoiced to customers, which are not yet recorded as revenues under the Company’s revenue recognition policy, are presented as contract liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 due to the two material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

In June 2022, while preparing the financial statements for the year ending March 31, 2022, the Company identified an error with respect to the application of the revenue recognition accounting policy. The Company has two material weaknesses; firstly, it lacked adequate controls to correctly recognize revenue and cost of goods sold and, secondly, Certain amortization expenses, sales commissions, salaries and wages, and technical consulting fees should have been presented within cost of goods. The control deficiency relates to the ineffective design of controls to analyze revenue contracts appropriately on a timely basis and to identify certain costs as relating to the initiation and fulfilment of its revenue contracts.

Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, the Company has not maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 22, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 22, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 22, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 22, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)