Form 10-Q
period 2022-09-30
Pacific Green Technologies Inc.
filed 2022-11-21
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

47,026,886 common shares issued and outstanding as of November 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and six months ended September 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	September 30, 2022 $	March 31, 2022 $

Assets

Cash and cash equivalent	3,025,506	6,286,468
Short-term investments and amounts in escrow (Note 3)	1,540,992	1,932,323
Accounts receivable, net of allowance for doubtful accounts of $257,991 and $828,461 at September 30, 2022 and March 31, 2022, respectively	1,984,066	4,884,101
Other receivable, net of allowance for doubtful accounts of $1,725 and $1,512 at September 30, 2022 and March 31, 2022, respectively	136,117	10,599,746
Accrued revenue (Note 8)	237,475	531,947
Prepaid expenses, parts inventory and advances	1,600,563	582,063
Prepaid manufacturing costs (Note 8)	842,959	38,010
Total current assets	9,367,678	24,854,658

Project under development (Note 6)	19,172,509	3,855,792
Property and equipment (Note 4)	964,261	1,166,241
Intangible assets (Note 5)	6,658,772	7,099,748
Right of use asset	527,528	739,091
Security deposits and other advances	927,763	949,644
Total assets	37,618,511	38,665,174

Liabilities and shareholders’ equity

Current liabilities

Accounts payable and accrued liabilities (Note 9)	5,083,979	9,594,787
Warranty provision (Note 11)	822,120	865,451
Contract liabilities (Note 8)	10,100,561	8,143,109
Loans payable (Note 10)	533,324	–
Current portion of lease obligations (Note 15(a))	429,259	472,068
Due to related parties (Note 12)	73,797	4,250
Total current liabilities	17,043,040	19,079,665

Long term loans payable (Note 10)	1,134,102	–
Non – current portion of lease obligation (Note 15(a))	48,585	341,972
Total liabilities	18,225,727	19,421,637

Stockholders’ equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 47,026,886 and 47,026,886 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	47,027	47,027
Additional paid-in capital	92,456,115	92,429,203
Accumulated other comprehensive income	1,853,722	2,035,666
Deficit	(91,031,407)	(85,530,306)

Total stockholders’ equity before treasury stock	3,325,457	8,981,590

Treasury stock, at cost, 56,162 shares and 56,162 shares at September 30, 2022 and March 31, 2022, respectively	(99,754)	(99,754)

Total stockholders’ equity	3,225,703	8,881,836

Noncontrolling interest (Note 7(a) and (b))	16,167,081	10,361,701

Total equity	19,392,784	19,243,537

Total liabilities and stockholders’ equity	37,618,511	38,665,174

Nature of Operations (Note 1)

Commitments (Note 15)

Subsequent Events (Note 17)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended September 30, 2022 $	Three Months Ended September 30, 2021 (As restated- Note 2) $	Six Months Ended September 30, 2022 $	Six Months Ended September 30, 2021 (As restated- Note 2) $

Sales (Note 8)
Products	699,289	–	2,354,447	742,291
Services	496,064	138,536	864,782	719,496
Total revenues	1,195,353	138,536	3,219,229	1,461,787
Cost of goods sold (Note 8)
Products	713,040	474,784	1,700,247	1,704,902
Services	341,640	209,276	582,976	500,167
Total cost of goods sold	1,054,680	684,060	2,283,223	2,205,069
Gross profit / (loss)	140,673	(545,524)	936,006	(743,282)

Expenses
Advertising and promotion	158,406	148,323	301,673	317,218
Amortization of intangible assets (Note 5)	662	171,821	1,350	342,944
Bad debts (recovery) / expense	(46,534)	–	(46,534)	–
Depreciation (Note 4)	49,487	49,777	103,071	99,543
Foreign exchange (gain) / loss	(393,375)	39,705	104,321	51,578
Management and technical consulting	315,240	782,701	1,304,324	1,528,254
Office and miscellaneous	527,307	415,567	990,076	793,830
Operating lease expense (Note 15)	99,253	120,212	208,990	243,367
Professional fees	460,635	671,009	747,660	947,678
Research and development	–	–	13,772	–
Salaries and wage expenses	1,065,710	1,329,480	2,048,624	2,584,686
Transfer agent and filing fees	17,043	148,048	30,797	161,223
Travel and accommodation	208,463	158,502	399,230	224,615
Warranty and related expense / (recovery) (Note 11)	–	18,159	181,600	(21,648)
Total expenses	2,462,297	4,053,304	6,388,954	7,273,288
(Loss) / income before other income (expense)	(2,321,624)	(4,598,828)	(5,452,948)	(8,016,570)
Other income / (expenses)
Financing interest income	10,031	195,325	56,300	292,951
Interest (expense) / income and other	(39,360)	42,318	(77,711)	100,732
Total other (expense) / income	(29,329)	237,643	(21,411)	393,683

Net loss for the period before noncontrolling interest	(2,350,953)	(4,361,185)	(5,474,359)	(7,622,887)

Net income attributable to noncontrolling interest (Note 7(a) and (b))	(109,082)	–	26,742	–

Net loss for the period	(2,241,871)	(4,361,185)	(5,501,101)	(7,622,887)

Other comprehensive income

Foreign currency translation gain / (loss)	202,891	41,209	(181,944)	217,325

Comprehensive loss for the period	(2,038,980)	(4,319,976)	(5,683,045)	(7,405,562)
Net income per share, basic and diluted	(0.05)	(0.09)	(0.12)	(0.16)
Weight average number of common shares outstanding, basic (1)	47,339,386	47,316,539	47,339,386	47,309,839
Weight average number of dilutive shares outstanding, diluted	47,339,386	47,316,539	47,339,386	47,309,839

(1)	The period ended September 30, 2022, includes 312,500 (2021 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted (Note 13)	–	–	17,718	–	–	–	–	17,718
Noncontrolling interest ((Note 7(a) and (b))	–	–	–	–	–	67,571	–	67,571
Foreign exchange translation loss	–	–	–	(384,835)	–	–	–	(384,835)
Net loss for the period	–	–	–	–	–	–	(3,259,230)	(3,259,230)

Balance June 30, 2022	47,026,886	47,027	92,446,921	1,650,831	(99,754)	10,429,272	(88,789,536)	15,684,761

Fair value of options granted (Note 13)	–	–	9,194	–	–	–	–	9,194
Noncontrolling interest ((Note 7(a) and (b))	–	–	–	–	–	5,737,809	–	5,737,809
Foreign exchange translation gain	–	–	–	202,891	–	–	–	202,891
Net loss for the period	–	–	–	–	–	–	(2,241,871)	(2,241,871)

Balance September 30, 2022	47,026,886	47,027	92,456,115	1,853,722	(99,754)	16,167,081	(91,031,407)	19,392,784

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Stockholders’
	Shares #	Amount $	Capital $	Income $	Deficit $	Equity $
Balance, March 31, 2021	46,990,565	46,991	92,327,092	892,732	(74,777,848)	18,488,967

Fair value of options granted (Note 13)	–	–	13,788	–	–	13,788
Foreign exchange translation gain	–	–	–	176,116	–	176,116
Net loss for the period, as restated	–	–	–	–	(3,261,703)	(3,261,703)

Balance June 30, 2021, as restated	46,990,565	46,991	92,340,880	1,068,848	(78,039,551)	15,417,168

Fair value of options granted (Note 13)	–	–	13,941	–	–	13,941
Shares issued for service	11,321	11	23,989	–	–	24,000
Shares issued on the exercise of stock options	25,000	25	225	–	–	250
Foreign exchange translation gain	–	–	–	41,209	–	41,209
Net loss for the period, as restated	–	–	–	–	(4,361,185)	(4,361,185)

Balance September 30, 2021, as restated	47,026,886	47,027	92,379,035	1,110,057	(82,400,736)	11,135,383

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021 (As restated- Note 2)
	$	$
Operating activities
Net loss for the period	(5,501,101)	(7,622,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 5)	440,084	781,678
Depreciation (Note 4)	103,071	99,543
Fair value of stock options granted	26,912	27,729
Financing interest	–	(292,951)
Gain / (loss) on unrealized foreign exchange	741,527	(59,013)
Lease finance charge	–	9,453
Operating lease expense (Note 15)	208,990	243,367
Shares issued for services	–	24,000
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	391,331	238,149
Accounts receivable and other receivables	3,001,963	5,328,353
Accrued revenue	294,472	1,574,584
Prepaid expenses, parts inventory and advances	(1,018,499)	(816,960)
Security deposit	21,881	–
Lease payments	(249,024)	(273,144)
Prepaid manufacturing costs	(804,949)	25,162
Accounts payable and accrued liabilities	(4,510,808)	(11,633,333)
Warranty provision	(43,331)	(274,464)
Contract liabilities	1,957,452	5,434,882
Due to related parties	69,547	(174,837)
Net cash used in operating activities	(4,870,482)	(7,360,689)

Investing activities
Additions of property and equipment	(9,052)	(29,535)
Projects under development	(15,316,717)	(235,304)
Net cash used in investing activities	(15,325,769)	(264,839)

Financing activities
Noncontrolling interest (Note 7(a) and (b))	16,167,081	–
Proceeds from loan facility (Note 10)	1,667,426	–
Proceeds on option exercise	–	250
Net cash provided by investing activities	17,834,507	250

Effect of foreign exchange rate changes on cash	(899,218)	97,547
Change in cash and cash equivalents	(3,260,962)	(7,527,731)
Cash and cash equivalents, beginning of period	6,286,468	23,436,417
Cash and cash equivalents, end of period	3,025,506	15,908,686

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

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

September 30, 2022

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (formerly Pacific Green Hydrogen Technologies Inc.)	Wholly-owned subsidiary
Pacific Green Wind Technologies Inc (“PGWT”)	Wholly-owned subsidiary
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGTA
Pacific Green Environmental Technologies (Asia) Ltd. (“PGETA”)	50.1% owned subsidiary
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Battery Energy Parks 1 Ltd. (“PGBEP”)	50% owned subsidiary of PGESU
Pacific Green Battery Energy Parks 2 Ltd. (“PGBEP2”)	Wholly-owned subsidiary of PGESU
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGBEP

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

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

-	Revenue and cost of sales has been adjusted to record revenue on marine scrubber contracts as a single performance obligation recognized over time.

-	Cost of sales has been adjusted to include amortization of certain intangible assets, commission amounts, salaries and wages, and technical consulting costs that had previously been included within other expense captions in the financial statements.

The impact on the interim consolidated statement of cash flows has been reclassified within the operating activities for all periods presented.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30, 2021			Six months ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$

Revenue	239,381	(100,845)	138,536	2,892,820	(1,431,033)	1,461,787
Cost of goods sold	106,429	577,632	684,060	1,808,909	396,160	2,205,069
Gross profit / (loss)	132,952	(678,476)	(545,524)	1,083,911	(1,827,194)	(743,283)

Amortization of intangible assets	391,188	(219,367)	171,821	781,678	(438,734)	342,944
Consulting fees, technical support, and commissions	991,101	(208,400)	782,701	2,045,454	(517,201)	1,528,253
Salaries and wage expenses	1,393,514	(64,034)	1,329,480	2,795,494	(210,808)	2,584,686
Operating expenses	4,545,105	(491,801)	4,053,304	8,440,030	(1,166,742)	7,273,288
Net loss for the period	(4,174,510)	(186,675)	(4,361,185)	(6,962,436)	(660,451)	(7,622,887)
Comprehensive loss for the period	(4,133,301)	(186,675)	(4,319,976)	(6,745,111)	(660,451)	(7,405,562)

Basic and diluted income / (loss) per share	(0.09)		(0.09)	(0.15)		(0.16)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

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

3.	Short-term Investments and Amounts in Escrow

At September 30, 2022, the Company has a $57,948 (March 31, 2022 - $60,837) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures on December 13, 2022.

At September 30, 2022, the Company’s solicitor is holding $1,483,044 (March 31, 2022 - $1,871,486) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

4.	Property and Equipment

	Cost $	Accumulated depreciation $	September 30, 2022 Net carrying value $	March 31, 2022 Net carrying value $

Building	918,039	(195,542)	722,497	857,922
Furniture and equipment	371,425	(196,760)	174,665	202,764
Computer equipment	15,393	(13,995)	1,398	4,368
Leasehold improvements	9,963	(6,974)	2,989	19,401
Testing equipment- scrubber system	132,513	(69,801)	62,712	81,786

Total	1,447,333	(483,072)	964,261	1,166,241

For the three and six months ended September 30, 2022, the Company recorded $49,487 (2021 – $49,777) and $103,071 (2021 – $99,543) in depreciation expense on property and equipment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

5.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	September 30, 2022 Net carrying value $	March 31, 2022 Net carrying value $

Patents and technical information	35,852,556	(8,743,147)	(20,457,255)	6,652,154	7,090,887
Software licensing	12,830	(6,212)	–	6,618	8,861

Total	35,865,386	(8,749,359)	(20,457,255)	6,658,772	7,099,748

For the three and six months ended September 30, 2022, the Company recorded $220,029 (2021 – $391,188) and $440,084 (2021 – $781,678) in amortization expense on intangible assets.

For the three and six months ended September 30, 2022, the Company has allocated $219,367 (2021 - $219,367) and $438,734 (2021 - $438,734) of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $662 (2021 - $171,821) and $1,350 (2021 - $342,944) for the three and six months ended September 30, 2022.

Future amortization of intangible assets is as follows based on fiscal year:

$

2023	439,984
2024	880,132
2025	880,132
2026	877,452
2027	877,452
Thereafter	2,703,620

Total	6,658,772

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

6.	Acquisition of Richborough Energy Park Ltd.

On March 18, 2021, the Company acquired all the issued and outstanding stock of Richborough Energy Park Ltd., a United Kingdom company in the business of battery energy storage systems.

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement. The first conditional payment was made in May 2021. The second conditional payment was made in June 2022. The third and final payment is planned to be made in March 2023.

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. The consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed. For the year ended March 31, 2022, additions of $1,854,676 to project under development were recorded. For the six months ended September 30, 2022, additions of $15,316,717 to project under development were recorded.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

7.	Noncontrolling Interest

(a)	On March 30, 2022, the Company entered into an agreement with Green Power Reserves Limited (“GPR”), wherein GPR agreed to make an equity investment of $16.3 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“PGBEP”). The Company retains control over PGBEP by virtue of holding 65% of the voting rights and appointing two of the three directors. The Company received $9.4 million (£7.2 million) for the three months ended June 30, 2022 and a further $6.7 million (£5.6 million) for the three months ended September 30, 2022. It will receive the remaining $0.2 million (£0.2 million) demand as project cash requirements demand.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Non-redeemable noncontrolling interest, March 31, 2022	10,361,701
Noncontrolling interest coupon distribution	115,240
Net income attributable to noncontrolling interest, June 30, 2022	24,464

Non-redeemable noncontrolling interest, June 30, 2022	10,501,405

Non-redeemable noncontrolling interest contribution	5,778,638
Noncontrolling interest coupon distribution	–
Net loss attributable to noncontrolling interest, September 30, 2022	(52,921)

Non-redeemable noncontrolling interest, September 30, 2022	16,227,122

(b)	On December 2, 2020, the Company signed an agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest. The Company incorporated Pacific Green Technologies Arabia LLC on November 23, 2021. The Company has paid in share capital and loans amounting to $504,849 to fund operational expenses from April 1, 2022.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Redeemable noncontrolling interest, March 31, 2022	–
Redeemable noncontrolling interest receivable from Amkest Group	(68,253)
Net loss attributable to noncontrolling interest, June 30, 2022	(3,880)

Redeemable noncontrolling interest, June 30, 2022	(72,133)

Written - off redeemable noncontrolling interest receivable from Amkest Group	68,253
Net loss attributable to noncontrolling interest, September 30, 2022	(56,161)

Non-redeemable noncontrolling interest, September 30, 2022	(60,041)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three and six months ended September 30, 2022, and 2021 is as follows:

	Three Months Ended September 30, 2022 $	Three Months Ended September 30, 2021 $	Six Months Ended September 30, 2022 $	Six Months Ended September 30, 2021 $

Products	699,289	–	2,354,447	742,291
Services	496,064	138,536	864,782	719,496

Total	1,195,353	138,536	3,219,229	1,461,787

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

Service revenue by type for the three and six months ended September 30, 2022, and 2021 is as follows:

	Three Months Ended September 30, 2022 $	Three Months Ended September 30, 2021 $	Six Months Ended September 30, 2022 $	Six Months Ended September 30, 2021 $

Specific services provided to marine scrubber systems	362,649	39,674	651,552	408,467
Design and engineering services for Concentrated Solar Power	133,415	98,862	213,229	311,029

Total	496,064	138,536	864,781	719,496

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2021	1,574,584	1,065,465		(11,580,894)

Customer receipts and receivables	–	–	–	(9,242,318)
Scrubber sales recognized in revenue	–		12,680,103	12,680,103
Payments and accruals under contracts	(1,042,637)	1,478,124	–	–
Cost of goods sold recognized in earnings	–	(2,505,579)	(2,505,579)	–

Balance, March 31, 2022	531,947	38,010		(8,143,109)

Customer receipts and receivables	–	–	–	(4,311,899)
Scrubber sales recognized in revenue	–		2,354,447	2,354,447
Payments and accruals under contracts	(294,472)	2,505,196	–	–
Cost of goods sold recognized in earnings	–	(1,700,247)	(1,700,247)	–

Balance, September 30, 2022	237,475	842,959		(10,100,561)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Cost of goods sold for the period ended September 30, 2022 and 2021 is comprised as follows:

	Three Months Ended September 30, 2022 $	Three Months Ended September 30, 2021 $	Six Months Ended September 30, 2022 $	Six Months Ended September 30, 2021 $

Scrubber costs recognized	419,736	–	1,042,901	584,286
Salaries and wages	23,940	85,623	86,319	250,055
Amortization of intangibles	219,367	219,367	438,734	438,734
Commission type costs	49,997	169,794	132,293	431,827
Design and engineering services for CSP	51,232	16,909	150,200	179,863
Specific services provided to marine scrubber systems	290,408	192,367	432,776	320,304
Total	1,054,680	684,060	2,283,223	2,205,069

As of September 30, 2022, Contract liabilities included $8,038,674 (March 31, 2022 - $8,098,009) aggregate cash receipts from one customer relating to nineteen vessels. At March 31, 2021 all nineteen had been postponed under the terms of a Postponement Agreement dated February 2, 2021, with an option to either proceed or cancel. Under a subsequent Option Agreement dated August 9, 2021, six of these vessels were contracted by the customer to proceed. None of the total contract liability at September 30, 2022 relates to these six vessels. The contract liability balance was mainly related to the other thirteen postponed vessels in the Postponement Agreement, which is due to expire on February 9, 2023. Should the thirteen vessels that are currently postponed remain as such at the expiry date, since there is no obligation to return the funds to the client, the contract liability would be recognized as revenue in full at that point in time.

9.	Accounts Payable and Accrued Liabilities

	September 30, 2022 $	March 31, 2022 $

Accounts payable	1,210,997	757,102
Accrued liabilities	3,712,301	8,567,795
Loans payable	–	55,003
Payroll liabilities	160,681	214,887

Total short term accounts payable and accrued liabilities	5,083,979	9,594,787
Long term accounts payable and accrued liabilities	–	–

Balance, end of period	5,083,979	9,594,787

10.	Loans Payable

On June 16, 2022, the Company signed a Facilities Agreement with Close Leasing Limited, for a total of £28.25 million ($34.90 million) for the Richborough project. This constitutes a development facility at 4.5% above bank base rate until December 31, 2023. This will then be refinanced to a 5-year term loan, on a 10-year amortization profile. The term loan will bear interest at 4.5% above bank base rate for 20% of the balance, and a fixed rate of 7.173% for the 5-year period on the remaining 80% of the balance. There is also a revolving credit facility of up to £1.19 million ($1.47 million) available until March 31, 2024.

As at September 30, 2022, a total of £1,018,594 ($1,134,102) of the development facility had been utilized. This is not repayable until the development facility has been refinanced into the term facility. Meanwhile a total of £479,005 ($533,324) of the revolving credit facility was drawn as at September 30, 2022.

As at September 30, 2022, the Company is compliant with all financial covenants specified in the Facilities Agreement.

	September 30, 2022 $	March 31, 2022 $

Loans payable	533,324	–
Long term loans payable	1,134,102	–
Balance, end of period	1,667,426	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

11.	Warranty Costs

During the three and six months ended September 30, 2022, the Company recorded a non-cash warranty expense of $nil (2021 - $18,159) and $181,600 (2021 - warranty recovery of $21,648) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	September 30, 2022 $	March 31, 2022 $

Balance, beginning of period	865,451	2,425,107
Provision for warranty, net of expirations	181,600	(731,529)
Warranty recoveries (costs)	(224,931)	(828,127)

Balance, end of period	822,120	865,451

12.	Related Party Transactions

(a)	At September 30, 2022, the Company owed $73,797 to (March 31, 2022 – $4,250) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three and six months ended September 30, 2022, the Company incurred $206,072 (2021 – $254,240) and $426,910 (2021 – $459,992) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)

During the three and six months ended September 30, 2022, the Company incurred $46,289 (2021– $12,750) and $101,154 (2021– $25,500) in consulting fees to a director, or companies controlled by a director of a Subsidiary of the Company.

(d)	During the three and six months ended September 30, 2022, the Company incurred $201,072 (2021– $nil) and $505,572 (2021– $nil) in consulting fees to a director, or companies controlled by a director of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Granted	125,000	1.14
Exercised	(25,000)	0.01
Forfeited	(2,865,000)	1.70

Balance, March 31, 2022	537,500	0.56	1.43	170,125

Balance, September 30, 2022	537,500	0.56	0.95	227,638

Balance, September 30, 2022, vested and exercisable	512,500	0.55	0.89	225,463

Additional information regarding stock options outstanding as at September 30, 2022 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

312,500	0.25	0.01
25,000	0.29	2.26
25,000	1.29	1.03
50,000	1.5	1.50
25,000	2.30	0.90
20,000	2.46	1.20
40,000	2.46	1.20
40,000	2.84	1.20
537,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three and six months ended September 30, 2022, the fair value of $9,194 (2021 - $13,941) and $26,912 (2021 - $27,729) was recorded as salaries expense.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

Three and Six Months Ended September 30, 2022

Risk-free interest rate	1.90%
Expected life (in years)	3.12
Expected volatility	129%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	September 30, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	69,582	170,784	723,895	964,261
Intangible Assets	6,652,154	–	6,618	6,658,772
Right of use assets	–	380,696	146,832	527,528

	6,721,736	551,480	877,345	8,150,561

	March 31, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	105,599	198,352	862,290	1,166,241
Intangible Assets	7,090,887	–	8,861	7,099,748
Right of use assets	10,462	532,976	195,653	739,091

	7,206,948	731,328	1,066,804	9,005,080

	Three months ended September 30, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	810	253,286	917,564	23,693	1,195,353
COGS by customer region	541	169,204	880,512	4,423	1,054,680
Gross Profit by customer region	269	84,082	37,052	19,270	140,673
GP% by customer region	33%	33%	4%	81%	12%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

	Three months ended September 30, 2021
	Europe $	Asia $	South America $	Total $

Revenues by customer region	35,544	45,992	57,000	138,536
COGS by customer region	647,125	19,916	17,019	684,060
Gross Profit by customer region	(611,581)	26,076	39,981	(545,524)
GP% by customer region	-1721%	57%	70%	-394%

	Six months ended September 30, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	20,483	2,157,780	1,012,272	28,694	3,219,229
COGS by customer region	10,236	1,279,280	985,451	8,256	2,283,223
Gross Profit by customer region	10,247	878,500	26,821	20,438	936,006
GP% by customer region	50%	41%	3%	71%	29%

	Six months ended September 30, 2021
	Europe $	Asia $	South America $	Total $

Revenues by customer region	1,141,685	165,602	154,500	1,461,787
COGS by customer region	2,003,465	155,477	46,127	2,205,069
Gross Profit by customer region	(861,780)	10,125	108,373	(743,282)
GP% by customer region	-75%	6%	70%	-51%

For the three and six months ended September 30, 2022, 59% (2021 – 88%) and 61% (2021 – 21%) of the Company’s revenues were derived from the largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

15.	Commitments

(a)	The Company’s subsidiaries have entered into two long-term operating leases for office premises in London, United Kingdom, and Shanghai, China. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost for the three and six months are summarized as follows:

	Three Months Ended September 30, 2022 $	Three Months Ended September 30, 2021 $	Six Months Ended September 30, 2022 $	Six Months Ended September 30 2021 $
Operating lease expense *	99,253	120,212	208,990	243,367

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the remaining three fiscal years of the lease as follows:

$

2023	293,596
2024	144,210
2025	49,098
Total future minimum lease payments	486,904
Imputed interest	(9,060)
Operating lease obligations	477,844

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

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

16.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	September 30, 2022 $	September 30, 2021 $

United States	(3,394,876)	(6,683,565)
Foreign	(2,106,225)	(939,322)

Net loss before taxes	(5,501,101)	(7,622,887)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	September 30, 2022 $	September 30 2021 $

Net loss before taxes	(5,501,101)	(7,622,887)
Statutory tax rate	21%	21%

Expected income tax recovery	(1,155,231)	(1,600,806)
Permanent differences and other	40,258	18,541
Foreign tax rate difference	1,907	(33,116)
Change in valuation allowance	1,113,066	1,613,381

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

At September 30, 2022, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2013 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2017 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that is has accumulated estimated net operating losses of approximately $28.6 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has approximately $4.6 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2022

(Unaudited)

(Expressed in U.S. dollars)

17.	Subsequent Events

Funding arrangements

(a)

Between November 5 and November 7, 2022, a wholly owned United Kingdom subsidiary of the Company (Pacific Green Energy Parks (UK) Limited) executed five individual loan agreements, each for £100,000 and an aggregate of £500,000 (approximately $570,000) with counterparties resident in Australia, one of which is an entity related to Mr. Alexander Shead, independent director of the Company and all of which were arranged by Mr. Alexander Shead. The funds were received by the UK subsidiary between November 7 and November 14, 2022.

(b)

On November 8, 2022, a wholly owned United Kingdom subsidiary of the Company (Pacific Green Energy Parks (UK) Limited) executed a loan agreement for $226,000 with an entity resident in the USA which is related to Mr. Peter Rossbach, independent director of the Company. The funds were received by the UK subsidiary on November 9, 2022.

Board of directors and audit committee

(c)

Effective November 14, 2022, Eric Prouty resigned as a non-executive director from board of directors of the Company. Mr. Prouty’s resignation did not result from any disagreement with the Company regarding our policies, practices, or otherwise. Simultaneously, Mr Prouty resigned as chair of the audit committee. On November 18, 2022, Mr. Alexander Shead was appointed interim chair of the audit committee.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Marine Technologies (USA) Inc., a Delaware corporation (inactive), (8) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (9) Pacific Green Solar Technologies Inc., a Delaware corporation, (10) Pacific Green Corporate Development Inc. (formerly Pacific Green Hydrogen Technologies Inc.), a Delaware corporation, (11) Pacific Green Wind Technologies Inc., a Delaware corporation, (12) Pacific Green Technologies International Ltd., a British Virgin Islands company, (13) Pacific Green Technologies Asia Ltd., a Hong Kong company, (14) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (15) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (16) Pacific Green Environmental Technologies (Asia) Ltd., 50.1% owned, a Chinese company, (17) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (18) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (19) Pacific Green Energy Parks Inc., a Delaware corporation, (20) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (21) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (22) Pacific Green Battery Energy Parks 1 Ltd., 50% owned, a United Kingdom company, (23) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (24) Richborough Energy Park Ltd., 50% owned, a United Kingdom company, unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2022, and 2021.

Revenue for the three and six months ended September 30, 2022 was $1,195,353 and $3,219,229 versus $138,536 and $1,461,787 for the three and six months ended September 30, 2021. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended September 30, 2022, the Company was in the process of commissioning 2 (2021 – nil) marine scrubber units which contributed to revenue of $699,289 (2021 – $nil). In February 2021, a major client deferred 32 marine scrubber units. Of these, 6 units have proceeded (2 commissioned in year ended March 31, 2022 and 4 commissioned in quarter ended June 30, 2022), while 13 were cancelled. The remainder are still postponed with an option to either proceed or cancel, which expires on February 9, 2023. During the three and six months ended September 30, 2022, revenue from services, including specific services performed in the marine business sector and design and engineering services in the solar business sector, was $496,064 and $864,781 as compared to $138,536 and $719,496 for the three and six months ended September 30, 2021.

During the six months ended September 30, 2022, the gross profit margin for products and services were 28% (2021- negative 130%) and 33% (2021- 30%), respectively. The gross profit margin for products increased in 2022 because of higher contract value and consistent cost of goods sold for marine scrubbers delivered in 2022. Overall, the gross profit margin for the six months ended September 30, 2022 was approximately 29% (2021 – negative 51%).

Expenses for the three and six months ended September 30, 2022, were $2,462,297 and $6,388,954 as compared to $4,053,304 and $7,273,288 for the three and six months ended September 30, 2021. Management and technical consulting fees increased due to increased activity in business development and the management of the BESS development. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities. Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three and six months period, the Company recorded a warranty expense of $nil (2021 – $18,159) and $181,600 (2021 – warranty expense recovery of $21,648) as a result of nil (2021 – nil) and 4 (2021 – 2) vessels being commissioned and commencing their warranty period. The impact of various international factors on foreign exchange rates caused fluctuations which saw the Company’s foreign exchange losses increase significantly.

The three and six months ended September 30, 2022, our company recorded a net loss of $2,393,250 ($0.05 per share) and $5,652,480 ($0.12 per share) as compared to net loss of $4,361,184 ($0.09 per share) and $7,622,887 ($0.16 per share) for the three and six months ended September 30, 2021.

Our financial results for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022 $	2021 (As restated- Note 2) $	2022 $	2021 (As restated- Note 2) $
Revenues
Products	699,289	–	2,354,447	742,291
Services	496,064	138,536	864,782	719,496
Total revenues	1,195,353	138,536	3,219,229	1,461,787
Cost of goods sold
Products	713,040	474,784	1,700,247	1,704,902
Services	341,640	209,276	582,976	500,167
Total cost of goods sold	1,054,680	684,060	2,283,223	2,205,069
Gross profit	140,673	(545,524)	936,006	(743,282)

Expenses
Advertising and promotion	158,406	148,323	301,673	317,218
Amortization of intangible assets	662	171,821	1,350	342,944
Bad debts (recovery) / expense	(46,534)	–	(46,534)	–
Depreciation	49,487	49,777	103,071	99,543
Foreign exchange (gain) / loss	(393,375)	39,705	104,321	51,578
Management and technical consulting	315,240	782,701	1,304,324	1,528,254
Office and miscellaneous expense	527,307	415,567	990,076	793,830
Operating lease expense	99,253	120,212	208,990	243,367
Professional fees	460,635	671,009	747,660	947,678
Research and development	–	–	13,772	–
Salaries and wages	1,065,710	1,329,480	2,048,624	2,584,686
Transfer agent and filing fees	17,043	148,048	30,797	161,223
Travel and accommodation	208,463	158,502	399,230	224,615
Warranty and related expense / (recovery)	–	18,159	181,600	(21,648)

Total expenses	2,462,297	4,053,304	6,388,954	7,273,288

Other income / (expense)
Financing interest income	10,031	195,325	56,300	292,951
Interest (expense) / income and other	(39,360)	42,318	(77,711)	100,732

Net loss for the period before noncontrolling interest	(2,350,953)	(4,361,185)	(5,474,359)	(7,622,887)
Share of income attributable to noncontrolling interest	(109,082)	–	26,742	–

Net loss for the period	(2,241,871)	(4,361,185)	(5,501,101)	(7,622,887)

Liquidity and Capital Resources

Working Capital

	September 30, 2022 $	March 31, 2022 $
Current assets	9,367,678	24,854,658
Current liabilities	17,043,040	19,079,665

Working capital (deficit)	(7,675,362)	5,774,993

Cash Flows

	Six Months Ended September 30, 2022 $	Six Months Ended September 30, 2021 $
Net cash used in operating activities	(4,870,482)	(7,360,689)
Net cash used in investing activities	(15,325,769)	(264,839)
Net cash provided by financing activities	17,834,507	250
Effect of exchange rate changes on cash	(899,218)	97,547

Net change in cash and cash equivalents	(3,260,962)	(7,527,731)

As of September 30, 2022, we had $3,025,506 in cash and cash equivalents, $9,367,678 in total current assets, $17,043,040 in total current liabilities and a working capital deficit of $7,675,362 compared to working capital of $5,774,993 as at March 31, 2022. The Company’s working capital reduced due to reduction of receivables.

During the six months ended September 30, 2022, we used $4,870,482 in operating activities, whereas we used $7,360,689 from operating activities for the three months period ended September 30, 2021. The operating cash flow for the six months ended September 30, 2022, was mainly resulted from increased sales and collection of payments.

During the six months ended September 30, 2022, we used $15,325,769 in investing activities, whereas we used $264,839 in investing activities during the three months ended September 30, 2021. Our investing activities for the three months ended September 30, 2022, were primarily related to additions of project under development and equipment.

During the six months ended September 30, 2021, we received $17,834,507 in financing activities, whereas we received $250 in financing activities for the six months ended September 30, 2020. Our financing activities for the six months ended September 30, 2022, were related to cash contribution from noncontrolling interest.

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

We currently have office locations in the United States, United Kingdom, China, Hong Kong, Abu Dhabi, Kingdom of Saudi Arabia, and Australia. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the period will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

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

As of September 30, 2022, we had $3,025,506 cash on hand. Our realized and anticipated profits derived from sales of ENVI marine units plus anticipated sales of products and services in our new Batteries and Solar businesses are expected to fund our planned expenditure levels. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries to be sufficient to cover expected cash operating expenses over the next 12 months.

Going Concern

Our financial statements for the quarter ended September 30, 2022 have been prepared on a going concern basis.

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

Useful lives of Intangible Assets

The carrying value of our intangible assets represents its original cost at the time of purchase, less accumulated amortization. We amortize our intangible assets using the straight-line method over their estimated useful lives. The estimated useful life of our intangible assets are listed in the table below.

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

Revenue Recognition

We derive revenue from the sale of products and delivery of services. Irrespective of the types of revenue described above, revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services. The majority of the Company’s marine scrubber sales contracts contain a single performance obligation satisfied over time. Other contracts contain a single performance obligation satisfied at point in time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to the two material weaknesses identified and described below.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States Generally Accepted Accounting Principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, the Company has not maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 21, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 21, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 21, 2022	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 21, 2022	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)