Form 10-Q
period 2022-12-31
Pacific Green Technologies Inc.
filed 2023-02-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

47,276,886 common shares issued and outstanding as of February 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and nine months ended December 31, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	December 31, 2022 $	March 31, 2022 $

Assets

Cash and cash equivalent	2,500,411	6,286,468
Short-term investments and amounts in escrow (Note 3)	101,357	1,932,323
Accounts receivable, net of allowance for doubtful accounts of $140,376 and $828,461 at December 31, 2022 and March 31, 2022, respectively	1,428,650	4,884,101
Other receivable, net of allowance for doubtful accounts of $3,552 and $1,512 at December 31, 2022 and March 31, 2022, respectively	510,233	10,599,746
Accrued revenue (Note 9)	946,028	531,947
Prepaid expenses, parts inventory and advances	1,098,180	582,063
Prepaid manufacturing costs (Note 9)	62,746	38,010
Total current assets	6,647,605	24,854,658

Project under development (Notes 6 & 7)	35,757,194	3,855,792
Property and equipment (Note 4)	945,728	1,166,241
Intangible assets (Note 5)	6,438,954	7,099,748
Right of use asset	2,680,731	739,091
Security deposits and other advances	615,279	949,644
Total assets	53,085,491	38,665,174

Liabilities and shareholders’ equity

Current liabilities

Accounts payable and accrued liabilities (Note 10)	4,519,033	9,594,787
Warranty provision (Note 12)	647,266	865,451
Contract liabilities (Note 9)	8,908,478	8,143,109
Loans payable (Note 11)	10,550,533	–
Current portion of lease obligations (Note 16)	319,602	472,068
Due to related parties (Note 13)	95,752	4,250
Total current liabilities	25,040,664	19,079,665

Long term loans payable (Note 11)	8,236,888	–
Non – current portion of lease obligation (Note 16)	2,311,527	341,972
Total liabilities	35,589,079	19,421,637

Stockholders’ equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 47,026,886 and 47,026,886 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	47,027	47,027
Additional paid-in capital	92,618,681	92,429,203
Accumulated other comprehensive income	2,025,540	2,035,666
Deficit	(93,255,586)	(85,530,306)

Total stockholders’ equity before treasury stock	1,435,662	8,981,590

Treasury stock, at cost, 56,162 shares and 56,162 shares at December 31, 2022 and March 31, 2022, respectively	(99,754)	(99,754)

Total stockholders’ equity	1,335,908	8,881,836

Noncontrolling interest (Note 8(a) and (b))	16,160,504	10,361,701

Total equity	17,496,412	19,243,537

Total liabilities and stockholders’ equity	53,085,491	38,665,174

Nature of Operations (Note 1)

Commitments (Note 16)

Subsequent events (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended December 31, 2022 $	Three Months Ended December 31, 2021 (As restated- Note 2) $	Nine Months Ended December 31, 2022 $	Nine Months Ended December 31, 2021 (As restated- Note 2) $

Sales (Note 9)
Products	2,253,221	3,710,228	4,607,668	4,452,518
Services	1,386,771	1,542,580	2,251,553	2,262,076
Total revenues	3,639,992	5,252,808	6,859,221	6,714,594
Cost of goods sold (Note 9)
Products	1,986,344	766,756	3,686,591	2,471,657
Services	1,031,160	1,216,503	1,614,136	1,716,671
Total cost of goods sold	3,017,504	1,983,259	5,300,727	4,188,328
Gross profit / (loss)	622,488	3,269,549	1,558,494	2,526,266

Expenses
Advertising and promotion	120,230	170,870	421,903	488,088
Amortization of intangible assets (Note 5)	639	177,172	1,989	520,116
Bad debts expense/(recovery)	36,341	21,012	(10,193)	21,012
Depreciation (Note 4)	45,600	52,519	148,671	152,062
Foreign exchange (gain) / loss	(5,776)	34,791	98,545	86,369
Management and technical consulting	802,533	764,379	2,106,857	2,292,632
Office and miscellaneous	509,864	525,009	1,499,940	1,318,839
Operating lease expense (Note 16)	231,789	117,350	440,779	360,717
Professional fees	547,538	390,866	1,295,198	1,338,544
Research and development	-	-	13,772	-
Salaries and wage expenses	909,364	1,140,663	2,957,988	3,725,349
Transfer agent and filing fees	15,278	91,865	46,075	253,088
Travel and accommodation	197,252	249,338	596,482	473,953
Warranty and related expense / (recovery) (Note 12)	(744,918)	16,795	(563,318)	(4,853)
Total expenses	2,665,734	3,752,629	9,054,688	11,025,916
(Loss) before other income (expense)	(2,043,246)	(483,080)	(7,496,194)	(8,499,650)
Other income / (expenses)
Financing interest income	32,790	85,889	89,090	378,840
Interest (expense) / income and other	(220,300)	(53,199)	(298,011)	47,534
Total other (expense) / income	(187,510)	32,690	(208,921)	426,374

Net loss for the period before noncontrolling interest	(2,230,756)	(450,390)	(7,705,115)	(8,073,276)

Net income/(loss) attributable to noncontrolling interest (Note 8(a) and (b))	(6,577)	–	20,165	–

Net loss for the period	(2,224,179)	(450,390)	(7,725,280)	(8,073,276)

Other comprehensive income

Foreign currency translation gain / (loss)	171,818	132,503	(10,126)	349,828

Comprehensive loss for the period	(2,052,361)	(317,887)	(7,735,406)	(7,723,448)
Net income per share, basic and diluted	(0.05)	(0.01)	(0.16)	(0.17)
Weight average number of common shares outstanding, basic (1)	47,339,386	47,316,539	47,339,386	47,321,207
Weight average number of dilutive shares outstanding, diluted	47,339,386	47,316,539	47,339,386	47,321,207

(1)	The period ended December 31, 2022, includes 312,500 (2021 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted (Note 13)	–	–	17,718	–	–	–	–	17,718
Noncontrolling interest ((Note 8(a) and (b))	–	–	–	–	–	67,571	–	67,571
Foreign exchange translation loss	–	–	–	(384,835)	–	–	–	(384,835)
Net loss for the period	–	–	–	–	–	–	(3,259,230)	(3,259,230)

Balance June 30, 2022	47,026,886	47,027	92,446,921	1,650,831	(99,754)	10,429,272	(88,789,536)	15,684,761

Fair value of options granted (Note 14)	–	–	9,194	–	–	–	–	9,194
Noncontrolling interest ((Note 8(a) and (b))	–	–	–	–	–	5,737,809	–	5,737,809
Foreign exchange translation gain	–	–	–	202,891	–	–	–	202,891
Net loss for the period	–	–	–	–	–	–	(2,241,871)	(2,241,871)

Balance September 30, 2022	47,026,886	47,027	92,456,115	1,853,722	(99,754)	16,167,081	(91,031,407)	19,392,784

Fair value of options granted (Note 14)			162,566					162,566
Noncontrolling interest ((Note 8(a) and (b))						(6,577)		(6,577)
Foreign exchange translation gain				171,818				171,818
Net loss for the period							(2,224,179)	(2,224,179)

Balance December 31, 2022	47,026,886	47,027	92,618,681	2,025,540	(99,754)	16,160,504	(93,255,586)	17,496,412

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Deficit $	Equity $
Balance, March 31, 2021	46,990,565	46,991	92,327,092	892,732		(74,777,848)	18,488,967

Fair value of options granted (Note 14)	–	–	13,788	–		–	13,788
Foreign exchange translation gain	–	–	–	176,116		–	176,116
Net loss for the period, as restated	–	–	–	–		(3,261,703)	(3,261,703)

Balance June 30, 2021, as restated	46,990,565	46,991	92,340,880	1,068,848		(78,039,551)	15,417,168

Fair value of options granted (Note 14)	–	–	13,941	–		–	13,941
Shares issued for service	11,321	11	23,989	–		–	24,000
Shares issued on the exercise of stock options	25,000	25	225	–		–	250
Foreign exchange translation gain	–	–	–	41,209		–	41,209
Net loss for the period, as restated	–	–	–	–	–	(4,361,185)	(4,361,185)

Balance September 30, 2021, as restated	47,026,886	47,027	92,379,035	1,110,057		(82,400,736)	11,135,383

Fair value of options granted (Note 14)			13,789				13,789
Common stock repurchases					(99,754)		(99,754)
Shares issued on the exercise of stock options							0
Foreign exchange translation gain				132,503			132,503
Net loss for the period, as restated						(450,390)	(450,390)

Balance December 31, 2021, as restated	47,026,886	47,027	92,392,824	1,242,560	(99,754)	(82,851,126)	10,731,533

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021 (As restated- Note 2)
	$	$
Operating activities
Net loss for the period	(7,725,280)	(8,073,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 5)	660,090	1,178,217
Depreciation (Note 4)	148,671	152,062
Fair value of stock options granted	189,478	41,519
Gain / (loss) on unrealized foreign exchange	772,985	(71,970)
Lease finance charge	-	11,881
Operating lease expense (Note 16)	440,779	360,717
Shares issued for services	–	23,999
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	1,830,966	37,449
Accounts receivable and other receivables	3,183,262	6,000,253
Accrued revenue	(414,081)	1,574,584
Prepaid expenses, parts inventory and advances	(516,117)	(213,635)
Security deposit	334,365	–
Lease payments	(537,384)	(406,870)
Prepaid manufacturing costs	(24,736)	762,635
Accounts payable and accrued liabilities	(5,075,754)	(15,691,868)
Warranty provision	(218,185)	(593,553)
Contract liabilities	765,369	1,820,663
Due to related parties	91,502	(174,837)
Net cash used in operating activities	(6,094,070)	(13,262,030)

Investing activities
Additions of property and equipment	(1,055)	(49,540)
Projects under development	(31,901,402)	(348,967)
Net cash used in investing activities	(31,902,457)	(398,507)

Financing activities
Noncontrolling interest (Note 8(a) and (b))	16,160,505	–
Treasury stock	–	(99,754)
Proceeds from loan facility (Note 11)	18,787,421	–
Proceeds on option exercise	–	250
Net cash provided by investing activities	34,947,926	(99,504)

Effect of foreign exchange rate changes on cash	(737,456)	121,392
Change in cash and cash equivalents	(3,786,057)	(13,638,649)
Cash and cash equivalents, beginning of period	6,286,468	23,436,417
Cash and cash equivalents, end of period	2,500,411	9,797,768

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

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

December 31, 2022

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Dissolved, December 21, 2022
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (formerly Pacific Green Hydrogen Technologies Inc.)	Dissolved, December 21, 2022
Pacific Green Wind Technologies Inc (“PGWT”)	Dissolved, December 21, 2022
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Battery Energy Parks 1 Ltd. (“PGBEP1”)	50% owned subsidiary of PGESU
Pacific Green Battery Energy Parks 2 Ltd. (“PGBEP2”)	Wholly-owned subsidiary of PGEPU
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGBEP1
Pacific Green Energy Parks (UK) Ltd (PGEPU)	Wholly-owned subsidiary of PGEP
Sheaf Energy Ltd (Sheaf)	Wholly-owned subsidiary of PGBEP2

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

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

-	Revenue and cost of sales has been adjusted to record revenue on marine scrubber contracts as a single performance obligation recognized over time.

-	Cost of sales has been adjusted to include amortization of certain intangible assets, commission amounts, salaries and wages, and technical consulting costs that had previously been included within other expense captions in the financial statements.

The impact on the interim consolidated statement of cash flows has been reclassified within the operating activities for all periods presented.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended December 31, 2021			Nine months ended December 31, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$

Revenue	2,642,184	2,610,624	5,252,808	5,535,004	1,179,590	6,714,594
Cost of goods sold	1,328,338	654,921	1,983,259	3,137,247	1,051,081	4,188,328
Gross profit / (loss)	1,313,846	1,955,703	3,269,549	2,397,757	128,509	2,526,266

Amortization of intangible assets	396,539	(219,367)	177,172	1,178,217	(658,101)	520,116
Consulting fees, technical support, and commissions	1,026,808	(262,429)	764,379	3,072,262	(779,630)	2,292,632
Salaries and wage expenses	1,234,243	(93,580)	1,140,663	4,029,737	(304,388)	3,725,349
Operating expenses	4,328,005	(575,376)	3,752,629	12,768,035	(1,742,118)	11,025,917
Net loss for the period	(2,981,468)	2,531,078	(450,390)	(9,943,904)	1,870,627	(8,073,277)
Comprehensive loss for the period	(2,848,965)	2,531,078	(317,887)	(9,594,076)	1,870,627	(7,723,449)

Basic and diluted income / (loss) per share	(0.06)		(0.01)	(0.21)		(0.17)

(c)	Recent Accounting Pronouncements

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(d)	Correction of Immaterial Error of Lease Accounting

In February 2023, during the preparation of the financial statements for the quarter ended December 31, 2022, the Company identified an error in its accounting for a lease for land. The Company executed a 15-year lease on June 16, 2022 and the Company accounted for this incorrectly in Q1 and Q2 by expensing the rental cash payments. The Company should have applied the provisions of ASC 842 – Accounting for Leases. The Company has also considered the qualitative effects this error may have had. It has concluded that the error is deemed to be not material to the Q1 and Q2 financial statements. The net effects on the income statement, balance sheet and cashflow statement for the two interim quarters ending June 30, 2022 and September 30, 2022 are shown in the table below.

	Three months ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
	$	$	$
Balance Sheet
Cash and cash equivalent	4,497,514		4,497,514
Prepaid expenses and parts inventory	1,248,385	(29,417)	1,218,968

ROU Assets	628,353	2,342,134	2,970,487
Current Lease Obligations	(429,259)	(24,825)	(454,084)
Non-Current Lease Obligations	(99,209)	(2,290,497)	(2,389,706)

Total Assets	32,030,572	2,312,717	34,343,289
		7.2%
Total Liabilities	(16,345,811)	(2,315,322)	(18,661,133)
		14.2%
Income Statement
Operating lease expense	(109,737)	(2,691)	(112,428)
Interest (expense)/income and other cost	(38,351)	-	(38,351)
Net income attributable to NCI	(135,824)	1,303	(134,521)
Other comprehensive income	(384,835)	86	(384,749)

Comprehensive Loss for the Period	(3,644,065)	(1,303)	(3,645,368)
		0%

Cash Flow Statement
Cash used for Operating Activities
Net Income (Loss)	(3,259,230)	(1,389)	(3,260,619)
Operating lease expense	109,737	2,691	112,428
Unrealized foreign exchange difference gain (loss)	737,833	(87)	737,746
Accounts receivable	12,406,327	(1,303)	12,405,024
Prepaid expenses and parts inventory	(666,321)	29,417	(636,904)
Lease payments	(235,502)	(29,417)	(264,919)
Net cash used for operating activities	6,312,027	(87)	6,311,940

Cash flows from investing activities
Net cash used in investing activities	(6,978,986)	-	(6,978,986)

Cash flows from financing activities:
Net cash provided by financing activities	-	-	-

Effect of foreign exchange on cash	(1,121,995)	87	(1,121,908)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	Three months ended September 30, 2022			Six months ended September 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	$	$	$	$	$	$
Balance Sheet
Cash and cash equivalent				3,025,506	-	3,025,506
Prepaid expenses and parts inventory				1,600,563	(26,930)	1,573,633

ROU Assets				527,528	2,108,388	2,635,916
Current Lease Obligations				(429,259)	(49,970)	(479,229)
Non-Current Lease Obligations				(48,585)	(2,071,895)	(2,120,480)

Total Assets				37,618,511	2,081,457	39,699,968
					5.5%
Total Liabilities				(18,225,727)	(2,121,865)	(20,347,592)
					11.6%

Income Statement
Operating lease expense	(99,253)	(70,865)	(170,118)	(208,990)	(73,556)	(282,546)
Interest (expense)/income and other cost	(39,360)	29,417	(9,943)	(77,711)	29,417	(48,294)
Net income attributable to NCI	109,082	18,901	127,983	(26,742)	20,204	(6,538)
Other comprehensive income	202,891	3,645	206,536	(181,944)	3,731	(178,213)

Comprehensive Loss for the Period	(2,038,980)	(18,901)	(2,057,881)	(5,683,045)	(20,204)	(5,703,249)
		0.9%			0.4%

Cash used for Operating Activities
Net Income (Loss)				(5,501,101)	(23,935)	(5,525,036)
Operating lease expense				208,990	73,556	282,546
Unrealized foreign exchange difference gain (loss)				741,527	(1,245)	740,282
Prepaid expenses and parts inventory				(1,018,499)	26,930	(991,569)
Lease payments				(249,024)	(58,834)	(307,858)
Net cash used for operating activities				(4,870,482)	16,472	(4,854,010)

Cash flows from investing activities
Net cash used in investing activities				(15,325,769)	-	(15,325,769)

Cash flows from financing activities:
Preference shares and NCI				16,167,081	(20,204)	16,146,877
Net cash provided by financing activities				17,834,507	(20,204)	17,814,303

Effect of foreign exchange on cash				(899,218)	3,731	(895,487)

3.	Short-term Investments and Amounts in Escrow

At December 31, 2022, the Company has a $56,454 (March 31, 2022 - $60,837) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures on December 13, 2023.

At December 31, 2022, the Company’s solicitor is holding $44,903 (March 31, 2022 - $1,871,486) relating to proceeds under customer contracts to be released upon satisfying performance obligations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

4.	Property and Equipment

	Cost $	Accumulated depreciation $	December 31, 2022 Net carrying value $	March 31, 2022 Net carrying value $

Building	946,853	(215,518)	731,335	857,922
Furniture and equipment	371,425	(215,416)	156,009	202,764
Computer equipment	15,875	(14,729)	1,146	4,368
Leasehold improvements	9,963	(7,472)	2,491	19,401
Testing equipment- scrubber system	132,513	(77,766)	54,747	81,786

Total	1,476,630	(530,901)	945,728	1,166,241

For the three and nine months ended December 31, 2022, the Company recorded $45,600 (2021 – $52,519) and $148,671 (2021 – $152,062) in depreciation expense on property and equipment.

5.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	December 31, 2022 Net carrying value $	March 31, 2022 Net carrying value $

Patents and technical information	35,852,556	(8,962,514)	(20,457,255)	6,432,787	7,090,887
Software licensing	11,792	(5,625)	-	6,167	8,861

Total	35,864,386	(8,968,139)	(20,457,255)	6,438,954	7,099,748

For the three and nine months ended December 31, 2022, the Company recorded $220,006 (2021 – $396,539) and $660,090 (2021 – $1,178,217) in amortization expense on intangible assets.

For the three and nine months ended December 31, 2022, the Company has allocated $219,367 (2021 - $219,367) and $658,101 (2021 - $658,101) of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $639 (2021 - $177,172) and $1,989 (2021 - $520,116) for the three and nine months ended December 31, 2022.

Future amortization of intangible assets is as follows based on fiscal year:

$

2023	220,170
2024	880,132
2025	880,132
2026	877,452
2027	877,452
Thereafter	2,703,616

Total	6,438,954

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

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

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. The consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed. For the year ended March 31, 2022, additions of $1,854,676 to project under development were recorded. For the nine months ended December 31, 2022, additions of $21,930,967 to project under development were recorded.

7.	Acquisition of Sheaf Energy Ltd.

On December 6, 2022, the Company acquired all the issued and outstanding stock of Sheaf Energy Ltd., a United Kingdom company in the business of battery energy storage systems. The purchase consideration included cash payments of a deposit of $415,855 (£373,500) made on July 26, 2021 and $8,710,145 (£7,126,500) made on December 15, 2022.

Total purchase consideration was therefore $9,126,000 (£7,500,000). The value attributed to the identifiable assets acquired and liabilities assumed are net working capital of $0, and project under development of $9,126,000 (£7,500,000).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

8.	Noncontrolling Interest

(a)	On March 30, 2022, the Company entered into an agreement with Green Power Reserves Limited (“GPR”), wherein GPR agreed to make an equity investment of $16.3 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“PGBEP”). The Company retains control over PGBEP by virtue of holding 65% of the voting rights and appointing two of the three directors. The Company received $9.4 million (£7.2 million) for the three months ended June 30, 2022 and a further $6.7 million (£5.6 million) for the three months ended September 30, 2022. It will receive the remaining $0.2 million (£0.2 million) as project cash requirements demand.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Non-redeemable noncontrolling interest, March 31, 2022	10,361,701

Noncontrolling interest coupon distribution	115,240
Net income attributable to noncontrolling interest, June 30, 2022	24,464

Non-redeemable noncontrolling interest, June 30, 2022	10,501,405

Non-redeemable noncontrolling interest contribution	5,778,638
Noncontrolling interest coupon distribution	-
Net loss attributable to noncontrolling interest, September 30, 2022	(52,921)

Non-redeemable noncontrolling interest, September 30, 2022	16,227,122

Non-redeemable noncontrolling interest contribution	-
Noncontrolling interest coupon distribution	-
Net income attributable to noncontrolling interest, December 31, 2022	27,102

Non-redeemable noncontrolling interest, December 31, 2022	16,254,224

(b)	On December 2, 2020, the Company signed an agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest. The Company incorporated Pacific Green Technologies Arabia LLC on November 23, 2021. The Company has paid in share capital and loans amounting to $504,849 to fund operational expenses from April 1, 2022.

Details of the carrying amount of the noncontrolling interests are as follows:

$

Redeemable noncontrolling interest, March 31, 2022	–

Redeemable noncontrolling interest receivable from Amkest Group	(68,253)
Net loss attributable to noncontrolling interest, June 30, 2022	(3,880)

Redeemable noncontrolling interest, June 30, 2022	(72,133)

Written - off redeemable noncontrolling interest receivable from Amkest Group	68,253
Net loss attributable to noncontrolling interest, September 30, 2022	(56,161)

Non-redeemable noncontrolling interest, September 30, 2022	(60,041)

Net loss attributable to noncontrolling interest, December 31, 2022	(33,679)

Non-redeemable noncontrolling interest, December 31, 2022	(93,720)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

9.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three and nine months ended December 31, 2022, and 2021 is as follows:

	Three Months Ended December 31, 2022 $	Three Months Ended December 31, 2021 (Restated) $	Nine Months Ended December 31, 2022 $	Nine Months Ended December 31, 2021 (Restated) $

Products	2,253,221	3,710,227	4,607,668	4,452,518
Services	1,386,771	1,542,580	2,251,553	2,262,076

Total	3,639,992	5,252,807	6,859,221	6,714,594

Revenue from services include specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power. Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for Concentrated Solar Power include design and engineering services provided to clients. Revenue for service contracts is recognized as the services are provided at a point in time.

Service revenue by type for the three and nine months ended December 31, 2022, and 2021 is as follows:

	Three Months Ended December 31, 2022 $	Three Months Ended December 31, 2021 (Restated) $	Nine Months Ended December 31, 2022 $	Nine Months Ended December 31, 2021 (Restated) $

Specific services provided to marine scrubber systems	1,237,663	625,983	1,889,215	1,034,450
Design and engineering services for Concentrated Solar Power	149,108	916,597	362,338	1,227,626

Total	1,386,771	1,542,580	2,251,553	2,262,076

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

9.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2021 (Restated)	1,574,584	1,065,465	–	(11,580,894)

Customer receipts and receivables	–	–	–	(9,242,318)
Scrubber sales recognized in revenue	–	–	12,680,103	12,680,103
Payments and accruals under contracts	(1,042,637)	1,478,124	–	–
Cost of goods sold recognized in earnings	–	(2,505,579)	(2,505,579)	–

Balance, March 31, 2022	531,947	38,010	–	(8,143,109)

Customer receipts and receivables	–	–	–	(5,373,037)
Scrubber sales recognized in revenue	–	–	4,607,668	4,607,668
Payments and accruals under contracts	414,081	3,711,327	–	–
Cost of goods sold recognized in earnings	–	(3,686,591)	(3,686,591)	–

Balance, December 31, 2022	946,028	62,746		(8,908,478)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

9.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Cost of goods sold for the period ended December 31, 2022 and 2021 is comprised as follows:

	Three Months Ended December 31, 2022 $	Three Months Ended December 31, 2021 (Restated) $	Nine Months Ended December 31, 2022 $	Nine Months Ended December 31, 2021 (Restated) $

Scrubber costs recognized	1,670,574	316,468	2,713,475	1,100,755
Salaries and wages	235,800	117,897	322,119	367,952
Amortization of intangibles	219,367	219,367	658,101	658,101
Commission type costs	73,531	113,023	205,824	544,850
Design and engineering services for CSP	104,545	624,004	246,490	803,867
Specific services provided to marine scrubber systems	713,688	592,500	1,154,718	912,803
Total	3,017,505	1,983,259	5,300,727	4,188,328

As of December 31, 2022, Contract liabilities included $8,038,674 (March 31, 2022 - $8,098,009) being aggregate cash receipts from one customer relating to thirteen vessels (March 31, 2022 – fourteen vessels). At March 31, 2021 all nineteen had been postponed under the terms of a Postponement Agreement dated February 2, 2021, with an option to either proceed or cancel.

Under a subsequent Option Agreement dated August 9, 2021, six of these vessels were contracted by the customer to proceed. None of the total contract liability at December 31, 2022 relates to these six vessels. The contract liability balance was mainly related to the other thirteen postponed vessels in the Postponement Agreement, which was due to expire on February 9, 2023. However, in January 2023, the Postponement Agreement deadline was extended to December 2023. Should the thirteen vessels that are currently postponed remain as such at the expiry date, since there is no obligation to return the funds to the client, the contract liability would be recognized as revenue in full at that point in time.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

10.	Accounts Payable and Accrued Liabilities

	December 31, 2022 $	March 31, 2022 $

Accounts payable	1,165,948	757,102
Accrued liabilities	3,117,847	8,567,795
Loans payable	–	55,003
Payroll liabilities	235,238	214,887

Total short term accounts payable and accrued liabilities	4,519,033	9,594,787

Balance, end of period	4,519,033	9,594,787

11.

Loans Payable

On June 16, 2022, the Company signed a Facilities Agreement with Close Leasing Limited, for a total of £28.25 million ($34.90 million) for the Richborough project. The Facilities Agreement, governed by English law, is secured by debentures containing fixed and floating charges entered into by one of the Company’s subsidiaries, Richborough Energy Park Limited and its immediate parent Pacific Green Battery Energy Parks 1 Limited, as well as a debt service reserve guarantee entered into by the Company. The Facilities Agreement comprises a development facility at 4.5% above bank base rate until December 31, 2023 at which point it will be reclassified as a 5-year term loan on a 10-year amortization profile, until maturity on December 31, 2028. The term loan will bear interest at 4.5% above bank base rate for 20% of the balance, and a fixed rate of 7.173% for the 5-year period on the remaining 80% of the balance. There is also a revolving credit facility of up to £1.19 million ($1.47 million) available until March 31, 2024.

As at December 31, 2022, a total of $8,236,888 (£6,820,310) of the development facility had been utilized. This is not repayable until the development facility has been reclassified into the term facility. Meanwhile a total of $261,755 (£216,739) of the revolving credit facility was drawn as at December 31, 2022. As at December 31, 2022, the Company is compliant with all financial covenants specified in the Facilities Agreement.

On December 15, 2022, the Company signed a Loan Agreement with Sheaf Storage Limited, for a total of $9,261,789 (£7,500,000) for the acquisition of Sheaf Energy Ltd. The loan is secured on a share pledge over the entire share capital of Sheaf Energy Limited. This constitutes a loan facility bearing no interest until the repayment date of September 15, 2023, at which point interest accrues at 22%. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. If the company decides to sell Sheaf Energy Ltd, then the lender (Sheaf Storage Limited) is entitled to 8% of the net equity proceeds received by the Company.

On November 5, 2022, the Company signed an unsecured Loan Agreement with a related party, Alexander Group & Co. Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. Subsequently, the original agreement has been extended until August 31st, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable.

On November 5, 2022, the Company signed an unsecured Loan Agreement with Cherryoak Investments Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 3, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. The loan principal and repayment fee were paid in full on February 2, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

11. Loans Payable (continued)

On November 5, 2022, the Company signed an unsecured Loan Agreement with D&L Milne Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. Subsequently, the original agreement has been extended until August 31, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable.

On November 5, 2022, the Company signed an unsecured Loan Agreement with Gerstle Consulting Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. Subsequently, the original agreement has been extended until August 31, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable.

On November 7, 2022, the Company signed an unsecured Loan Agreement with Wahnarn 2 Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 6, 2023. Subsequently, the original agreement has been extended until August 31, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable.

On November 8, 2022, the Company signed an unsecured Loan Agreement with a related party, Distributed Generation LLC, for a total of $226,000 (£187,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 7, 2023. Subsequently, the original agreement has been extended until August 31, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable.

	December 31, 2022 $	March 31, 2022 $

Loans payable	10,550,533	–
Long term loans payable	8,236,888	–
Balance, end of period	18,787,421	–

12.	Warranty Costs

During the three and nine months ended December 31, 2022, the Company recorded a non-cash warranty recovery of $120,859 (2021 - $17,794) and expense of $60,741 (2021 - warranty recovery of $3,853) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	December 31, 2022 $	March 31, 2022 $

Balance, beginning of period	865,451	2,425,107
Provision for warranty, net of expirations	201,340	(731,529)
Warranty recoveries (costs)	(419,525)	(828,127)

Balance, end of period	647,266	865,451

13.	Related Party Transactions

(a)	As at December 31, 2022, the Company owed $108,502 (March 31, 2022 – $4,250) to companies controlled by a director and officer of the Company. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)	During the three and nine months ended December 31, 2022, the Company incurred $206,843 (2021 - $297,723) and $633,753 (2021 – $297,723) in consulting fees, salaries, and commissions to companies controlled by a director of the Company.

(c)	During the three and nine months ended December 31, 2022, the Company incurred $61,693 (2021 - $12,750) and $162,848 (2021– $38,250) in consulting fees to a director, or companies controlled by a director of the Company.

(d)	During the three and nine months ended December 31, 2022, the Company incurred $259,558 (2021 - $nil) and $759,622 (2021– $nil) in consulting fees to a director, or companies controlled by a director of a Subsidiary of the Company.

(e)	As at December 31, 2022, the Company owed $346,770 (March 31, 2022 – $nil) in interest-bearing loans to companies controlled by a director and officer of the Company. The amounts owed are due within 12 months, and have accrued interest of $42,419 to date.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

14.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Granted	125,000	1.14
Exercised	(25,000)	0.01
Forfeited	(2,865,000)	1.70

Balance, March 31, 2022	537,500	0.56	1.43	170,125

Granted	260,000	0.22
Balance, December 31, 2022	797,500	0.60	1.06	39,150

Balance, December 31, 2022, vested and exercisable	772,500	0.59	1.03	45,400

Additional information regarding stock options outstanding as at December 31, 2022 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

312,500	0.00	0.00
25,000	0.00	0.07
25,000	0.03	0.03
50,000	0.08	0.09
25,000	0.06	0.03
20,000	0.06	0.03
40,000	0.11	0.06
40,000	0.13	0.06
10,000	0.02	0.00
25,000	0.05	0.08
25,000	0.05	0.12
200,000	0.46	0.03
797,500

The estimated fair value of the stock options was being recorded over the requisite service period to vesting. For the three and nine months ended December 31, 2022, the fair value of $162,566 (2021 - $13,789) and $189,478 (2021 - $41,518) was recorded as salaries expense.

The fair values were estimated using the Black-Scholes option pricing model assuming no expected dividends or forfeitures and the following weighted average assumptions:

Three and Nine Months Ended December 31, 2022
Risk-free interest rate	4.44%
Expected life (in years)	2
Expected volatility	118%

15.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	December 31, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	60,854	152,393	732,481	945,728
Intangible Assets	6,432,787	–	6,167	6,438,954
Right of use assets	–	2,543,491	137,240	2,680,731

	6,493,641	2,695,884	875,888	10,065,413

	March 31, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	105,599	198,352	862,290	1,166,241
Intangible Assets	7,090,887	–	8,861	7,099,748
Right of use assets	10,462	532,976	195,653	739,091

	7,206,948	731,328	1,066,804	9,005,080

	Three Months Ended December 31, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	34,170	1,082,175	2,523,647	0	3,639,992
COGS by customer region	26,954	803,963	2,186,587	0	3,017,504
Gross Profit by customer region	7,216	278,212	337,060	0	622,488
GP% by customer region	21%	26%	13%	0%	17%

	Three months ended December 31, 2021 (Restated)
	Europe $	Asia $	South America $	Total $

Revenues by customer region	4,336,130	497,695	418,982	5,252,807
COGS by customer region	1,359,180	498,992	125,088	1,983,260
Gross Profit by customer region	2,776,950	(1,297)	293,894	3,269,547
GP% by customer region	69%	(0)%	70%	62%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

15. Segmented Information (continued)

	Nine Months Ended December 31, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	54,653	3,239,954	3,535,920	28,694	6,859,221
COGS by customer region	37,190	2,083,243	3,172,039	8,255	5,300,727
Gross Profit by customer region	17,463	1,156,711	363,881	20,439	1,558,494
GP% by customer region	32%	36%	10%	71%	23%

	Nine months ended December 31, 2021 (Restated)
	Europe $	Asia $	South America $	Total $

Revenues by customer region	5,477,815	663,296	573,482	6,714,593
COGS by customer region	3,362,646	654,467	171,215	4,188,328
Gross Profit by customer region	2,115,170	8,829	402,267	2,526,265
GP% by customer region	39%	1%	70%	38%

For the three and nine Months Ended December 31, 2022, 35% (2021 – 75%) and 29% (2021 – 63%) of the Company’s revenues were derived from the largest customer.

16.	Commitments

The Company’s subsidiaries have entered into two long-term operating leases for office premises in London, United Kingdom, and Shanghai, China. These lease assets are categorized as right of use assets under ASU No. 2016-02.

On June 16, Richborough Energy Park Ltd. entered into a long-term operating lease for 3.87 acres of land for the construction of Richborough battery facility. This lease asset is categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%
Richborough, United Kingdom	June 16, 2022	June 15, 2037	15	5.25%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost for the three and nine months are summarized as follows:

	Three Months Ended December 31, 2022 $	Three Months Ended December 31, 2021 $	Nine Months Ended December 31, 2022 $	Nine Months Ended December 31 2021 $
Operating lease expense *	231,789	117,350	440,779	360,717

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

16. Commitments (continued)

The Company has entered into premises lease agreements with minimum annual lease payments expected over the remaining fiscal years of the leases as follows:

$

2023	138,949
2024	527,337
2025	281,608
2026	233,690
2027	233,690
Thereafter	2,336,900
Total future minimum lease payments	3,752,173
Imputed interest	(1,121,045)
Operating lease obligations	2,631,129

17.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	December 31, 2022 $	December 31, 2021 $

United States	(4,205,331)	(10,521,684)
Foreign	(3,499,784)	2,448,408

Net loss before taxes	(7,705,115)	(8,073,276)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	December 31, 2022 $	December 31, 2021 $

Net loss before taxes	(7,705,115)	(8,073,276)
Statutory tax rate	21%	21%

Expected income tax recovery	(1,618,074)	(1,695,388)
Permanent differences and other	151,871	94,034
Foreign tax rate difference	6,686	12,482
Change in valuation allowance	1,459,517	1,588,872

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2022

(Unaudited)

(Expressed in U.S. dollars)

17. Income Taxes (continued)

At December 31, 2022, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2013 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2017 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that it has accumulated estimated net operating losses of approximately $28.4 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has approximately $4.8 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

18.	Subsequent Events

On January 16, 2023, a postponement agreement with a major client, in which 13 marine scrubber units had been deferred, was extended from the original expiration date of February 9, 2023, to December 31, 2023.

On January 26, 2023, the Company entered into an agreement with Jones Lang LaSalle Ltd for the sale of the 100MW Battery Storage Project within Richborough Energy Parks, and the 249MW Battery Storage Project within Sheaf Energy Limited.

On February 3, 2023, the unsecured Loan Agreement with Cherryoak Investments Pty Ltd, for a total of $121,000 (£100,000), to partially fund the acquisition of Sheaf Energy Ltd, was fully repaid, along with the 20% repayment fee.

On February 6, 2023, 250,000 ordinary shares in the Company were issued to McClelland Management Inc. at a price of $0.73 as part of the consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023. A further 250,000 shares will be issued in January 2024 and 250,000 shares in January 2025.

On February 6, 2023, the repayment date of the unsecured loan with Alexander Group & Co. Pty for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd, was extended until August 31st, 2023.

On February 7, 2023, the repayment date of the unsecured loan with D&L Milne Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd, was extended until August 31st, 2023.

On February 7, 2023, the repayment date of the unsecured loan with Gerstle Consulting Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd, was extended until August 31st, 2023.

On February 7, 2023, the repayment date of the unsecured loan with Wahnarn 2 Pty Ltd, for a total of $121,000 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd, was extended until August 31st, 2023.

On February 7, 2023, the repayment date of the unsecured loan with a related party, Distributed Generation LLC, for a total of $226,000 (£187,000) to partially fund the acquisition of Sheaf Energy Ltd, was extended until August 31st, 2023.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Technologies International Ltd., a British Virgin Islands company, (10) Pacific Green Technologies Asia Ltd., a Hong Kong company, (11) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (12) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (13) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (14) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (15) Pacific Green Energy Parks Inc., a Delaware corporation, (16) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (17) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (18) Pacific Green Battery Energy Parks 1 Ltd., 50% owned, a United Kingdom company, (19) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (20) Richborough Energy Park Ltd., 50% owned, a United Kingdom company, unless otherwise indicated, (21) Pacific Green Energy Parks (UK) Ltd., a United Kingdom company, (22) Sheaf Energy Ltd., a United Kingdom company.

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

In all the above areas, Pacific Green plans to execute this vision by a dual strategy of equipment sales and proactive infrastructure development and ownership, each is led by acquisitions of technology capabilities and project investment opportunities, highlighted to date by the following events:

●	on December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd. (“Engin”) a solar design, development and engineering company. Engin is a design and engineering business focused primarily on CSP, desalination and waste to energy technologies. Engin’s CSP reference plants in China comprise over 150MW and we are now in talks to provide CSP alongside future ammonia and hydrogen production facilities in Asia and South America;

●	on October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients included Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Shell plc. The acquisition underpins our entry into the BESS market; and

●	on March 18, 2021, the Company acquired Richborough Energy Park Limited (“Richborough”), a BESS development project to deliver 100MW of energy in Kent, UK.

●	on December 6, 2022, the Company acquired Sheaf Energy Limited (“Sheaf”), a BESS development project to deliver 250MW of energy in Kent, UK.

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

On May 31, 2022, Pacific Green Technologies Inc. (the “Company”) announced that it has entered into agreements with Instalcom Limited for Principal Contractor and the ensuing Operations and Maintenance contractor for the 99.98 MW battery energy park that the Company is developing at Richborough Energy Park in Kent, England.

On June 8, 2022, Pacific Green Technologies Inc. (the “Company”) announced that it has entered into an energy optimization agreement with Shell Energy Europe Limited for the 99.98 MW battery energy park that the Company is developing at Richborough Energy Park in Kent, England

In addition to supply agreements, on December 2, 2020, the Company signed a joint venture and marketing agreement with AMKEST to assist with the promotion of the Company’s core business platform in the Kingdom of Saudi Arabia and the wider Middle East. Amkest Group is overseen by its founder, Amr Khashoggi, who holds board positions in numerous influential companies and government bodies across the Kingdom and is currently serving as Strategic Advisor to the Kingdom’s prominent new development city, King Abdullah Economic City (KAEC). Amkest Group’s leadership team is led by Chief Executive Officer, Salman Alireza, whose background includes various founding, executive and director-level positions in the business development sector within the Kingdom of Saudi Arabia, in addition to an MBA from London Business School.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2022, and 2021.

Revenue for the three and nine Months Ended December 31, 2022 was $ 3,639,992 and $ 6,859,221 versus $5,252,807 and $6,714,594 for the three and nine months ended December 31, 2021. The Company’s revenues were mainly derived from the sale of marine scrubber units and related services. During the three months ended December 31, 2022, the Company was in the process of commissioning 3 (2021 – 6) marine scrubber units which contributed to revenue of $2,253,221 (2021 – $3,710,227). In February 2021, a major client deferred 32 marine scrubber units. Of these, 6 units have proceeded (2 commissioned in year ended March 31, 2022 and 4 commissioned in quarter ended June 30, 2022), while 13 were cancelled. The remainder are still postponed and the option to either proceed or cancel, which originally expired on February 9, 2023, has been extended to December 2023. During the three and nine months ended December 31, 2022, revenue from services, including specific services performed in the marine business sector and design and engineering services in the solar business sector, was $1,386,771 and $2,251,553 as compared to $1,542,580 and $2,262,076 for the three and nine months ended December 31, 2021.

During the nine months ended December 31, 2022, the gross profit margin for products and services were 20% (2021- 44%) and 38% (2021- 24%), respectively. The gross profit margin for products decreased in 2022 because of lower contract value and consistent cost of goods sold for marine scrubbers delivered in 2022. Overall, the gross profit margin for the nine months ended December 31, 2022 was approximately 26% (2021 – 38%).

Expenses for the three and nine months ended December 31, 2022, were $2,665,734 and $9,054,688 as compared to $3,752,629 and $11,025,916 for the three and six months ended December 31, 2021. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities. Additionally, the delivery of units resulted in warranty provision being recorded for possible maintenance and claim issues within a prescribed period. For the three and nine month periods, the Company recorded a warranty recovery of $744,918 (2021 – expense of $18,159) and $563,318 (2021 – $21,648) as a result of 1 (2021 – nil) and 5 (2021 – 2) vessels being commissioned and commencing their warranty period. Included in this was a large release of the warranty provision, for vessels whose warranty period has expired.

The three and nine Months Ended December 31, 2022, our company recorded a net loss of $2,224,179 ($0.05 per share) and $7,725,280 ($0.16 per share) as compared to net loss of $4,361,184 ($0.09 per share) and $7,622,887 ($0.16 per share) for the three and nine months ended December 31, 2021.

Our financial results for the nine months ended December 31, 2022 and 2021 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022 $	2021 (As restated- Note 2) $	2022 $	2021 (As restated- Note 2) $
Revenues
Products	2,253,221	3,710,227	4,607,668	4,452,518
Services	1,386,771	1,542,580	2,251,553	2,262,076
Total revenues	3,639,992	5,252,807	6,859,221	6,714,594
Cost of goods sold				2,471,658
Products	1,986,344	766,756	3,686,591	1,716,671
Services	1,031,160	1,216,504	1,614,136	4,188,329
Total cost of goods sold	3,017,504	1,983,260	5,300,727	2,526,265
Gross profit	622,488	3,269,547	1,558,494	2,471,658

Expenses
Advertising and promotion	120,230	170,870	421,903	488,088
Amortization of intangible assets	639	177,172	1,989	520,116
Bad debts expense / (recovery)	36,341	21,012	(10,193)	21,012
Depreciation	45,600	52,519	148,671	152,062
Foreign exchange (gain) / loss	(5,776)	34,791	98,545	86,369
Management and technical consulting	802,533	764,379	2,106,857	2,292,632
Office and miscellaneous expense	509,864	525,009	1,499,940	1,318,839
Operating lease expense	231,789	117,350	440,779	360,717
Professional fees	547,538	390,866	1,295,198	1,338,544
Research and development	-	-	13,772	-
Salaries and wages	909,364	1,140,663	2,957,988	3,725,349
Transfer agent and filing fees	15,278	91,865	46,075	253,088
Travel and accommodation	197,252	249,338	596,482	473,953
Warranty and related expense / (recovery)	(744,918)	16,795	(563,318)	(4,853)

Total expenses	2,665,734	3,752,629	9,054,688	11,025,916

Other income / (expense)
Financing interest income	32,790	85,889	89,090	378,840
Interest (expense) / income and other	(220,300)	(53,198)	(298,011)	47,534

Net loss for the period before noncontrolling interest	(2,230,756)	(450,389)	(7,705,115)	(8,073,276)
Share of income / (loss) attributable to noncontrolling interest	(6,577)	–	20,165	–

Net loss for the period	(2,224,179)	(450,389)	(7,725,280)	(8,073,276)

Liquidity and Capital Resources

Working Capital

	December 31, 2022 $	March 31, 2022 $
Current assets	6,647,605	24,854,658
Current liabilities	25,040,664	19,079,665

Working capital (deficit)	(18,393,059)	5,774,993

Cash Flows

	Nine Months Ended December 31, 2022 $	Nine Months Ended December 31, 2021 $
Net cash used in operating activities	(6,094,070)	(13,262,030)
Net cash used in investing activities	(31,902,457)	(398,507)
Net cash provided by financing activities	34,947,926	(99,504)
Effect of exchange rate changes on cash	(737,456)	121,392

Net change in cash and cash equivalents	(3,786,057)	(13,638,649)

As of December 31, 2022, we had $2,500,411 in cash and cash equivalents, $6,647,605 in total current assets, $25,040,664 in total current liabilities and a working capital deficit of $18,393,059 compared to working capital of $5,774,993 as at March 31, 2022. The Company’s working capital reduced due to reduction of receivables.

During the nine months ended December 31, 2022, we used $6,094,070 in operating activities, whereas we used $13,262,030 from operating activities for the three months period ended December 31, 2021. The operating cash flow for the nine months ended December 31, 2022, was mainly due to the collection of large receivables.

During the nine months ended December 31, 2022, we used $31,902,457 in investing activities, whereas we used $398,507 in investing activities during the nine months ended December 31, 2021. Our investing activities for the nine months ended December 31, 2022, were primarily related to additions of project under development and equipment.

During the nine months ended December 31, 2022, we received $34,947,926 in financing activities, whereas we used $99,504 in financing activities for the nine months ended December 31, 2021. Our financing activities for the nine months ended December 31, 2022, were related to cash contribution from noncontrolling interest and loan facilities.

Anticipated Cash Requirements

We have raised funds to construct our first BESS 99.98MW facility project at Richborough Energy Park in Kent, United Kingdom. On May 11, 2022 the Company announced it had entered into a Subscription and Shareholders Agreement with a third party investor, who has committed $16 million (£13 million) of equity funds to the project. On June 21, 2022 the Company announced it had reached financial close (“Financial Close”) for $34.90 million (£28.25 million) of senior debt for the Richborough project. The senior debt, in conjunction with the equity investment, will provide the Company with the funding to bring the battery park to commercial operations anticipated between June and September 2023. The senior debt facility agreement is entered into with Close Leasing Limited (“CLL”), pursuant to which CLL will provide a development loan to fund the construction, which will be utilized in stages following the expenditure of the equity investment. The development loan will then be refinanced into a 10-year amortized term loan upon the start of commercial operations.

On December 6, 2022 the Company acquired Sheaf Energy Limited for $9,126,000 (£7,500,000) which will be developed into our second BESS 250MW facility project. The acquisition was funded with a secured loan from a third party investor, Sheaf Storage Limited. We anticipate reaching financial close during the first half of 2023. We anticipate requiring additional short-term funds to fund our Sheaf project expenditure prior to financial close, plus our normal operating expenditure over the next 12 months and are currently negotiating with several parties to raise sufficient funds from private placements, shareholder loans and other third party loans.

As of December 31, 2022, we had $2,500,411 cash on hand. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries, sales of products in our Batteries business and the raising of short-term funds to be sufficient to cover expected cash operating expenses over the next 12 months.

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

Going Concern

Our financial statements for the quarter ended December 31, 2022 have been prepared on a going concern basis.

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

Goodwill

We allocate the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. The allocation of the purchase price of acquired companies requires certain judgments and estimates. Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The process of evaluating the potential impairment of goodwill requires significant judgment and are based upon existing contracts, historical experience, financial forecasts, and general economic conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2022.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the two material weaknesses identified and described below.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States Generally Accepted Accounting Principles , and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company has not maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 14, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2023	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2023	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)