Form 10-K
period 2023-03-31
Pacific Green Technologies Inc.
filed 2023-06-29
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2022, was $17,373,007 based on a $0.89 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

49,970,724 common shares issued and outstanding as of June 29, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Pacific Green

2022 - 2023

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “Pacific Green”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Technologies (Canada) Inc., a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Technologies International Ltd., a British Virgin Islands company, (10) Pacific Green Technologies Asia Ltd., a Hong Kong company, (11) Pacific Green Technologies Engineering Services Limited (Formerly Pacific Green Technologies China Ltd.), a Hong Kong company, (12) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (13) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (14) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (15) Pacific Green Energy Parks Inc., a Delaware corporation, (16) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (17) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (18) Pacific Green Battery Energy Parks 1 Ltd., 50% owned, a United Kingdom company, (19) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (20) Richborough Energy Park Ltd., 50% owned, a United Kingdom company, unless otherwise indicated, (21) Pacific Green Energy Parks (UK) Ltd., a United Kingdom company, (22) Sheaf Energy Ltd., a United Kingdom company.

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

Vision & Strategy

Pacific Green’s vision is to be a leader in delivering innovative and viable renewable energy technology solutions that help meet the worldwide urgency for renewables, in our rapidly changing climate. Following our proven success in Marine Emission Control technologies, we diversified our business to deliver turnkey scalable end-to-end environmental and renewable technology solutions for the energy sector.

Our technological solutions comprise of three main divisions:

●	Emission Control Systems (“ECS”);

●	Concentrated Solar Power (“CSP”); and

●	Battery Energy Storage Systems (“BESS”);

In all the above areas, Pacific Green plans to execute this vision by a dual strategy of equipment sales and proactive infrastructure development and ownership, led by acquisitions in technology capabilities and project investment opportunities. The following events highlight this:

●	on December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd. (“Engin”) a solar design, development and engineering company. Engin is a design and engineering business focused primarily on CSP, desalination and waste to energy technologies. Engin’s CSP reference plants in China comprise over 150MW;

●	on October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients included Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Shell plc. The acquisition underpins our entry into the BESS market;

●	on March 18, 2021, the Company acquired Richborough Energy Park Limited (“Richborough”), a BESS development project to deliver 99MW of energy in Kent, UK;

●	on December 6, 2022, the Company acquired Sheaf Energy Limited (“Sheaf”), a BESS development project to deliver 249MW of energy in Kent, UK.

To support this strategy, the Company actively seeks worldwide the best talent in our core business areas, including further sales and project execution specialists.

Strategic Partnerships

Pacific Green has forged global partnerships with private and state-owned energy providers and owners. This has empowered us to quickly provide scalable solutions in our core areas, understand and embrace cutting-edge trends and leverage recurring revenue opportunities to cross-sell products and services.

The key partnership and framework agreements include:

Concentrated Solar Power (“CSP”)

On December 23, 2019, the Company entered into an International Strategic Alliance Agreement with (1) Beijing Shouhang IHW Resources Saving Technology Company Ltd. (“Shouhang”), a company listed on the Shenzhen Stock Exchange in China, and (2) PowerChina. This Agreement provides for the development of CSP plants whereby (1) the Company provides the Intellectual Property, the technical know-how, design, and engineering, (2) Shouhang, with annual revenues of approximately USD$157 million, provides manufacturing of the solar field and molten salt tank services, and (3) PowerChina provides the EPC role worldwide.

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

On March 18, 2021, the Company signed a framework agreement with TUPA Energy Limited (“TUPA”) to gain exclusive rights to 1.1GW of BESS projects in the UK. TUPA is a UK based company with expertise in planning, grid connections and land acquisition. The Company has to date executed 99MW in relation to the Richborough Energy Park project and 249MW in relation to the Sheaf Energy Park project.

On May 31, 2022, the Company entered into agreements with Instalcom Limited for Principal Contractor and the ensuing Operations and Maintenance contractor for the 99 MW battery energy park that the Company is developing at Richborough Energy Park in Kent, England.

On June 8, 2022, the Company announced that it has entered into an energy optimization agreement with Shell Energy Europe Limited for the 99 MW battery energy park that the Company is developing at Richborough Energy Park in Kent, UK.

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

On January 26, 2023, the Company entered into an agreement with Jones Lang LaSalle Ltd for the sale of the 99MW Battery Storage Project within Richborough Energy Parks, and the 249MW Battery Storage Project within Sheaf Energy Limited.

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

The ENVI-Clean™ system has protected intellectual property rights throughout most of the world. Its technology is protected by Patent Cooperation Treaty (PCT) patent application no. PCT/CA210/000988 filed June 25, 2010 with a priority filing date of June 25, 2009. The International Preliminary Report on Patentability for this PCT application considered all patent claims of the application to be patentable. EnviroTechnologies has pending national or regional phase patent applications claiming priority from PCT/CA2010/000988 covering 127 countries. Once patents are issued, patent rights in this technology will generally endure until June 25, 2030.

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

Subsidiaries

Our Company’s wholly owned subsidiaries are (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Technologies (Canada) Inc., a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Technologies International Ltd., a British Virgin Islands company, (10) Pacific Green Technologies Asia Ltd., a Hong Kong company, (11) Pacific Green Technologies Engineering Services Limited (Formerly Pacific Green Technologies China Ltd.), a Hong Kong company, (12) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (13) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (14) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (15) Pacific Green Energy Parks Inc., a Delaware corporation, (16) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (17) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (18) Pacific Green Battery Energy Parks 1 Ltd., 50% owned, a United Kingdom company, (19) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (20) Richborough Energy Park Ltd., 50% owned, a United Kingdom company, unless otherwise indicated, (21) Pacific Green Energy Parks (UK) Ltd., a United Kingdom company, (22) Sheaf Energy Ltd., a United Kingdom company.

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

Employees

As of March 31, 2023, the Company’s subsidiaries employed people in Canada, United Kingdom, Australia, Saudi Arabia and China. The Company also relies heavily upon the use of contractors and consultants. The Company employed 45 full-time employees as of March 31, 2023 (53 as of March 31, 2022) that serve in technical, commercial, and administrative roles.

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

We have yet to establish a sustained history of profitable operations. We incurred a cumulative deficit of $96,847,650 for the period from April 5, 2011 (inception) to March 31, 2023. We generated our first revenues during the year ended March 31, 2018 of $1,995,000. Our profitability will depend on our ability to successfully market and sell the Technologies, which is not a given. The economic driver for the purchase by shipping companies for our marine scrubbers is primarily the spread between low-cost (high sulfur) bunker fuel and high-cost (low sulfur) bunker fuel. Over the last two years we have been exploring alternative strategies to complement our emission control Technologies and have identified opportunities for both concentrated solar power and battery energy storage systems technologies in various geographies around the world, to support a global transition away from the use of hydrocarbons. We are taking a medium- to long-term view of these opportunities and are at an early stage in pursuing and developing them, with no certainty of becoming profitable and cash-generative ventures.

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

The COVID-19 pandemic significantly increased the volatility of financial markets and now, the ongoing Russian-Ukraine conflict has also contributed to this volatility and unpredictability and may continue to do so. This could eliminate our access to financing, and/or significantly increase its cost.

If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences, or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition, and results of operations.

Our prospects must be considered in light of the risks, expenses, delays and difficulties as well as the following factors:

●	our business model and strategy are still evolving, with continual reviews and revisions;

●	we may not be able to raise the capital required to develop our initial client base and reputation; and

●	we may not be able to successfully develop our planned products and services.

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

Acquisitions, joint ventures or other strategic transactions may present financial, managerial and operational challenges, including diversion of management attention from existing business and difficulties in integrating operations and personnel. Acquisitions or other strategic alliances also pose the risk that we may be exposed to successor liability relating to prior actions involving a predecessor company, or contingent liabilities incurred before a strategic transaction. Due diligence conducted in connection with an acquisition, and any contractual guarantees or indemnities that we receive from sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. Liabilities associated with an acquisition, or a strategic transaction could adversely affect our business and financial performance and reduce the benefits of the acquisition or strategic transaction. Any failure to integrate new businesses or manage any new alliances successfully could adversely affect our business and financial performance and prevent us from achieving profitability.

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

Adverse economic conditions.

Economic downturns and financial crises in the global markets could produce illiquidity in the capital markets, market volatility, increased exposure to interest rate and credit risks and reduced access to capital markets. If global financial markets and economic conditions significantly deteriorate in the future, we may face restricted access to the capital markets or bank lending, which may make it more difficult and costly to fund future growth. Decreased access to such resources could have a material adverse effect on our business.

Adverse conditions or developments impacting our customers may lead to their decline in the ability to pay for our services, which could reduce demand and result in customer defaulting on our current contracts and charters.

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

Most of our revenue is earned in USD apart from a portion of our operating costs, which leads to fluctuations in net income due to FX, in particular the changing value of GBP to USD and our operating results which are reported in USD. Under U.S. accounting guidelines, all foreign currency-denominated monetary assets, and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, advances from affiliates and long-term debt are revalued and reported based on the prevailing exchange rate at the end of the applicable period. This revaluation historically has caused us to report significant unrealized foreign currency exchange gains or losses each period.

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

The renewable energy industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can with our Technologies. A number of competitors have developed more mature businesses than us and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than our Technologies and may also have greater resources to create or develop new technologies and products than us. Failure to compete in the alternative energy industry may prevent us from becoming profitable, and thus you may lose your entire investment.

We are heavily dependent upon the supply of goods and services from suppliers and partners in China

The Company has a significant supply chain based in China, predominantly being the project management and production of marine scrubber units, and more recently the production of lithium-ion battery units and related equipment for the BESS facilities being developed by the Company in the UK and elsewhere. Whilst there is undoubtedly a concentration of political risk, there is mitigation to this from the fact that our battery supplier is in the process of building multiple facilities outside China which could be used in the event that US/China trading relationships are adversely affected.

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

As of March 31, 2023, the Company’s cash reserves are approximately $1.16 million. We expect to continue our efforts to market, manufacture and deliver our Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High(*)	Low(*)
March 31, 2023	$0.74	$0.53
December 31, 2022	$0.98	$0.63
September 30, 2022	$1.09	$0.75
June 30, 2022	$1.00	$0.54
March 31, 2022	$1.49	$0.72
December 31, 2021	$1.99	$0.80
September 30, 2021	$2.00	$1.11
June 30, 2021	$2.82	$1.05
March 31, 2021	$3.76	$1.28
December 31, 2020	$4.65	$0.80
September 30, 2020	$1.50	$0.62
June 30, 2020	$2.50	$1.15
March 31, 2020	$3.35	$1.20

(*)	Data source: yahoo finance website.

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York, 11219; telephone number (718) 921-8200; facsimile number (718) 765-8711.

As of June 29, 2023, there were 285 holders of record of our common stock. As of such date, 49,970,724 shares of our common stock were issued and outstanding.

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

On October 1, 2022, the Company granted 60,000 stock options to Eric Prouty. 10,000 options at the exercise price of $0.01, 25,000 options at the exercise price of $2.50 and 25,000 at the exercise price of $3.75. These options are exercisable on October 1, 2022 for a period of 2 years.

On November 1, 2022, the Company granted 200,000 stock options to McClelland Management. These options are exercisable at $0.10 on November 1, 2022 for a period of 2 years.

On March 01, 2023, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to March 01, 2023. The options are exercisable on March 01, 2023 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

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

On February 6, 2023, the Company issued 250,000 shares of common stock with an aggregate value of $162,500 as part of the consideration for intellectual property.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2023, and 2022 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in section Item 1A “Risk Factors” of this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended March 31, 2023, and 2022.

Revenue for the year ended March 31, 2023, was $7,639,165 versus $15,439,199 for the year ended March 31, 2022. During the year ended March 31, 2023, the Company was in the process of commissioning 7 (2022 – 8) marine scrubber units which contributed to revenue of $4,717,905 (2022 – $12,680,104). The decrease in revenue was prompted by high day rates on tanker charters disincentivizing clients from taking ships out of operations and fitting scrubbers combined with the phasing of the delivery and the recognition of revenues of the 7 vessels. Revenue from services, including specific services performed in the marine business sector and design and engineering services in the solar business sector, was $2,921,260 (2022 – $2,759,096).

During the year ended March 31, 2023, the gross profit margins for products and services were 20% (2022 – 80%) and 30% (2022 – 26%), respectively. The gross profit margin for products decreased in 2023 because of a contraction of the market due to a reduction in the fuel price spread and a consequent reduction in orders for marine scrubbers in 2023. Overall, the gross profit margin for the year ended March 31, 2023, was approximately 24% (2022 – 70%).

Expenses for the year ended March 31, 2023 were $12,435,958 as compared to $22,111,094. This decrease was driven by the large one-off impairment expenses of goodwill and intangible assets recorded in FY22 for an amount of $7,060,954 and by a general reduction of expenses and salaries of $2,614,182. This year, the company recovered bad debt expenses of $52,232, after receiving amounts previously assumed to be unrecoverable. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Advertising and professional fees decreased due to reduced business activities. For the year ended March 31, 2023, the Company recorded a warranty expense recovery of $625,664 (2022 - expense of $731,529) related to the estimated expectation of warranty costs. The impact of various international factors on FX rates caused fluctuations which saw the Company’s foreign exchange losses increase dramatically.

For the year ended March 31, 2023, our company had a net loss of $11,794,008 ($0.25 per share) compared to a net loss of $10,752,458 ($0.23 per share) for the year ended March 31, 2022.

Our financial results for the years ended March 31, 2023 and 2022 are summarized as follows:

	Year Ended
	March 31,
	2023 $	2022 $
Revenues
Products	4,717,905	12,680,103
Services	2,921,260	2,759,096
Total Revenues	7,639,165	15,439,199
Cost of goods sold
Products	3,776,459	2,505,579
Services	2,056,266	2,051,261
Total Cost of goods sold	5,832,725	4,556,840
Gross profit	1,806,440	10,882,359

Expenses
Advertising and promotion	507,828	599,520
Amortization of intangible assets	2,622	697,126
Bad debts (recovery)	(52,232)	(36,526)
Depreciation	191,404	210,292
Foreign exchange loss	966,368	1,005,418
Impairment of tangible assets	49,438	–
Impairment of goodwill	–	4,419,315
Impairment of intangible assets	–	2,641,639
Operating lease expense	566,762	485,087
Office and miscellaneous expense	1,626,921	1,770,341
Management and technical consulting	2,821,347	3,366,903
Professional fees	1,692,925	1,803,435
Salaries and wages	3,862,647	4,993,145
Research and development	13,772	–
Transfer agent and filing fees	58,666	232,365
Travel and accommodation	753,154	654,563
Warranty (recovery)	(625,664)	(731,529)
Total expenses	12,435,958	22,111,094

Other Income
Financing interest income	90,436	456,761
(Loss) on acquisition of subsidiary	(255,947)	–
Interest income (expense) and other	(998,979)	19,516
Net (Loss) / Income	(11,794,008)	(10,752,458)

Liquidity and Capital Resources

Working Capital

	At March 31, 2023 $	At March 31, 2022 $
Current Assets	3,757,334	24,854,658
Current Liabilities	15,537,991	19,079,665
Working Capital	(11,780,657)	5,774,993

Cash Flows

	Year Ended March 31, 2023 $	Year Ended March 31, 2022 $
Net Cash Provided by (Used in) Operating Activities	7,998,269	(15,955,899)
Net Cash (Used in) Investing Activities	(42,859,491)	(1,965,172)
Net Cash Provided by (Used in) Financing Activities	28,912,392	(99,504)
Effect of Exchange Rate Changes on Cash	936,100	870,626
Net Change in Cash and Cash Equivalents	(5,012,730)	(17,149,949)

As of March 31, 2023, we had $1,160,358 in cash, $3,757,334 in total current assets, $15,537,991 in total current liabilities, and a negative working capital of $11,780,657, compared to working capital of $5,774,993 as at March 31, 2022. The Company’s working capital decreased due to the contraction in turnover, the general slowdown in investment in the marine business and the substantial use of capital to finance BESS projects The Company’s prepaid manufacturing costs, contract liabilities and accruals changed significantly from period to period, depending on the status of equipment deliveries, customer receipts and payments to third party manufacturers.

During the year ended March 31, 2023, we generated $7,998,269 of cash in operating activities, whereas we used $15,955,899 in operating activities for the year ended March 31, 2022. Operating cash flows for the year ended March 31, 2023 primarily consist of deposits and installments received from customers and our corresponding manufacturing outlays. The negative operating cash flow for the year ended March 31, 2023 mainly resulted from a reduction in revenue.

During the year ended March 31, 2023, we used $42,859,491 in investing activities, whereas we used $1,965,172 in investing activities during the year ended March 31, 2022. Our investing activities for the year ended March 31, 2023 were primarily were driven by the development of the REP and Sheaf BESS projects.

During the year ended March 31, 2023, we generated $28,912,392 related to financing activities, whereas we used $99,504 in financing activities during the year ended March 31, 2022. Our financing activity for the year ended March 31, 2023 related to preferred shares issued by our subsidiary and loans payable.

Anticipated Cash Requirements

We have raised funds to construct our first BESS 99MW facility project at Richborough Energy Park in Kent, United Kingdom. On May 11, 2022 the Company announced it had entered into a Subscription and Shareholders Agreement with a third party investor, who has committed $16 million (£13 million) of equity funds to the project. On June 21, 2022 the Company announced it had reached financial close (“Financial Close”) for $34.90 million (£28.25 million) of senior debt for the Richborough project. The senior debt, in conjunction with the equity investment, will provide the Company with the funding to bring the battery park to commercial operations anticipated between June and September 2023. The senior debt facility agreement is entered into with Close Leasing Limited (“CLL”), pursuant to which CLL will provide a development loan to fund the construction, which will be utilized in stages following the expenditure of the equity investment. The development loan will then be refinanced into a 10-year amortized term loan upon the start of commercial operations.

As at June 9, 2023 Pacific Green Technologies, Inc. has entered into a sale and purchase agreement to sell 100% of the shares in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) to Sosteneo Fund 1 HoldCo S.à.r.l. for £74 million (US$93 million).

PGBEP1 is the holding company for 100% subsidiary, Richborough Energy Park Limited, Pacific Green’s 99MW battery energy storage system (“BESS”) at Richborough Energy Park (“REP”) which begins operations later this summer.

Under the terms of the Agreement entered into, the consideration is payable pursuant to operational milestones related to the battery park as it connects to the grid and becomes operational. The buyer paid an advance of £20m upon signing of the Agreement, of which £7.1m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner. On June 26, 2023 the transaction was formally completed and the buyer paid a further £9.9m, of which £4.2m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner.

On December 6, 2022 the Company acquired Sheaf Energy Limited for $9,126,000 (£7,500,000) which will be developed into our second BESS 249MW facility project. The acquisition was funded with a secured loan from a third-party investor, Sheaf Storage Limited, which is repayable in September 2023 (or earlier if Sheaf Energy Limited is sold earlier) along with a repayment fee of 20%.

We anticipate reaching financial close around the middle of 2023 and anticipate utilizing the net proceeds from the sale of REP to fund our Sheaf project expenditure prior to financial close, plus our normal operating expenditure over the next 12 months.

As of March 31, 2023, we had $1,160,358 in cash on hand. Our cash requirement estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the year ended March 31, 2023 have been prepared on a going concern basis.

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

On June 9, 2023 the Company entered into a sale and purchase agreement (“Agreement”) to sell 100% of the shares it holds in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) to Sosteneo Fund 1 HoldCo S.à.r.l. for £74 million (US$93 million). PGBEP1 is the holding company for a 100% owned subsidiary, Richborough Energy Park Limited, Pacific Green’s 99MW battery energy storage system (“BESS”) at Richborough Energy Park (“REP”) which is scheduled to begin operations later this summer.

Under the terms of the Agreement entered into, the consideration is payable pursuant to operational milestones related to the battery park as it connects to the grid and becomes operational. The buyer paid an advance of £20m upon signing of the Agreement, of which £7.1m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner. On June 26, 2023 the transaction was formally completed and the buyer paid a further £9.9m, of which £4.2m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner.

In addition to the sale of REP, the Company is in the process of securing the sale of Sheaf Energy Ltd (the Company’s 249MW BESS development in the United Kingdom), which will further materially underpin the cash resources of the Company. The sale of Sheaf will trigger the repayment of the bridge loan for $9,261,789 (£7.5 million) drawn down in December 2022 to finance the acquisition of Sheaf Energy Ltd, and which has a longstop repayment date of September 15, 2023. Should the sale of Sheaf not have been completed before that date, the Company has the option to refinance the loan or otherwise forego the shares of Sheaf Energy Ltd as a pledge to the lender. This latter scenario is deemed by management to be highly unlikely. In any event, this will not affect the going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

The preparation of these consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

We recorded an impairment charge of $49,438 on tangible assets during the year ended March 31, 2023 (2022 - $nil) due to the closure and consequent decommission of the test scrubber site assets. No transactions have been recorded related to impairment of goodwill and intangible assets for the period ended March 31, 2023 (2022- $4,419,315 and $2,641,639 respectively).

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

During the year ended March 31, 2022 we fully impaired Engin goodwill and Innoergy goodwill (2022 - $3,870,223 on Engin goodwill and $549,092 on Innoergy) as management’s estimated fair value of the reporting unit was less than its carrying value determined during impairment testing. Therefore, there is no further impairment to book in the year ended March 31, 2023.

Revenue Recognition

We account for revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the five step approach. The most significant estimates and assumptions within the five-step approach are related to identification of performance obligations in the contract and the calculations inherent in the revenue recognition as or when performance obligations are satisfied.

Our marine scrubber sales contracts contain a single performance obligation satisfied over time, based on percentage of completion of the contract. The conclusion for a single performance obligation is based on management’s assessment of these contracts, whereby customers purchase the entire marine scrubber system and do not benefit from the separate components on their own. Revenue is recognized over time based on the percentage of completion of the contract, using the input method.

According to ASC 606-10-25-27, if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date, revenue should be recognized over time. Our scrubber system is customized to each vessel at the detailed design level, so the performance under the contract does not create an asset with an alternative use. According to our contracts signed with customers under English law, the customers are contractually and legally obliged to pay for performance completed to date that covers cost plus a reasonable profit margin. Therefore, the revenue is recognized over time based on the input method and it is the change in cost of goods sold (using a percentage of costs to complete) that has driven the change in revenues. Significant estimates are involved in using the input method as it relates to estimation of total costs and overall gross margins, and any change in these factors could lead to a difference in timing or amount of revenue and profit.

Revenue from services includes specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power.   Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for Concentrated Solar Power include design and engineering services provided to clients. Revenue for service contracts is recognized as the services are provided at a point in time.

Any changes to our conclusions around single or multiple performance obligations for either or products or services could result in a timing difference in our revenue recognition. For example, in 2022 we re-assessed our contracts for the sale of marine scrubbers and determined there was only one performance obligation, which had previously been recognized as three distinct performance obligations. As a result, we restated the March 31, 2021 financial statements, with adjustments to revenue, accrued revenue, and prepaid manufacturing costs. Additionally, we have one contract with a significant financing component, where assumptions and estimates are made to separate the financing from revenue and record interest. Any changes in the discount rate or payment schedules could impact the timing of revenue recognized.

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

March 31, 2023

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pacific Green Technologies Inc.

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheet of Pacific Green Technologies Inc. and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. In making this assessment, the Company has evaluated whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. This includes assessment of liquidity, judgments about the Company’s future activities and the timing thereof and estimates of future cash flows. Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Changes in these assumptions could have a material impact on the forecasted liquidity and going concern assessment. The Company concluded that there are no known or currently foreseeable conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. We identified going concern as a critical audit matter as a result of the judgements involved in the estimation of headroom required to conclude there is no substantial doubt related to going concern.

The principal considerations for our determination that going concern assessment is a critical audit matter are that the evaluation of the Company’s estimate of cash flows used in its forecasted model of liquidity for at least twelve months beyond the date of issuance of the consolidated financial statements involved an especially high degree of auditor judgement due to uncertainty in the timing and quantum of estimated cash flows.

Our audit procedures related to the going concern assessment included the following, among others:

●	We obtained management's cash flow forecast for the period ending June 2024 i.e., 12 months from the date of statutory filing and compared the Company's historical forecast cash flows to actual results in the current year to assess the Company's ability to forecast accurately.

●	We assessed the appropriateness of forecast assumptions by enquiring of management regarding the mitigating actions to reduce costs and manage cash flows and challenged the impact of each of those actions with reference to supporting evidence and assessed whether the mitigating actions were within the Company's control.

●	We challenged management to perform downside sensitivity analyses to identify the scenarios that could lead to headroom being stretched and evaluated the likelihood of such scenarios materializing. We also challenged the level of further mitigations available to the Company beyond those included within the forecast and considered the results of reverse stress tests performed by management.

●	We assessed the Company's going concern model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by the Company.

●	We evaluated the adequacy of the disclosures relating to going concern.

Revenue Recognition

As described in Note 2(g) and 11 to the consolidated financial statements, revenue recognition requires significant judgements from management in regard to the determination of accounting treatment for contracts with customers. Management is required to assess contracts with customers to identify whether performance obligations in the contract are distinct and to determine whether contract terms provide the Company with a basis to recognize revenue over time. We identified revenue recognition in the current year as a critical audit matter.

The principal considerations for our determination that revenue recognition is a critical audit matter are that there were items of revenue that were incorrectly accounted for during the prior year and a material weakness in internal control with respect to revenue recognition was identified in prior year. There is also judgement required in auditing the revenue recognition for multiple deliverable contracts and contracts where revenue is recognized over a period of time using percentage complete.

Our audit procedures related to the revenue recognition included the following, among others.

●	We evaluated the design and implementation of key controls related to revenue recognition.

●	For a sample of contracts, we performed the following procedures:

o	We inspected signed contracts, invoices and payments for each sample. We also verified if the revenue recognition policy was applied consistently across samples.

o	We assessed the appropriateness of revenue recognition policy for the new maintenance service contracts in line with the requirements of ASC 606.

o	We evaluated Management's assessment and related support associated with the percentage completed for each vessel. We obtained direct confirmation of percentage completed on vessels from the key supplier.

o	We assessed the performance obligation achieved for maintenance service contracts. We obtained independent confirmation from the marine operations team for performance obligations satisfied on the maintenance service contracts.

o	We verified the existence and completeness of prepaid manufacturing costs and contract liabilities, respectively by agreeing back the key elements to confirmations received or underlying supporting documentation.

Intangible Impairment

As described in Note 2(e) and 6 to the consolidated financial statements, the company reviews intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset. We identified indicators of a potential impairment of intangible assets related to patents and intellectual property relating to marine scrubber technology as a critical audit matter.

The principal considerations for our determination that intangible assets impairment is a critical audit matter are that the company has to use judgement surrounding the consideration of impairment indicators relating to long lived assets, including intangible assets. The identification of impairment indicators would require management to perform a quantitative assessment of the value of the identified intangibles, which would require complex judgements and estimates.

Our audit procedures related to the intangible assets impairment included the following, among others:

●	We obtained and evaluated management's assessment of Intangibles impairment indicators and the supporting information used to form their opinion and challenged the key assumptions in the management memo considering macro-economic conditions at year end.

●	We tested the completeness and accuracy of underlying data used in undiscounted cash flow analysis based on probability-weighted approach in considering the likelihood of the possible outcomes in terms of the number of Marine scrubbers expected to be executed in future.

●	We challenged the assumptions used by management in the impairment assessment model e.g., profit margin, historic trend of new scrubbers added each year, etc.

●	We performed sensitivity analysis by changing those key assumptions to assess the impact.

/s/ GRANT THORNTON UK LLP

We have served as the Company’s auditor since 2022.

London, United Kingdom

June 29, 2023

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2023 $	March 31, 2022 $

ASSETS
Cash and cash equivalents	1,160,358	6,286,468
Short-term investments and amounts in escrow (Note 3)	56,483	1,932,323
Accounts receivable, net of allowance for doubtful account of $97,640 in 2023 and $828,461 in 2022	886,663	4,884,101
Other receivable, net of allowance for doubtful account of $3,951 in 2023 and $1,512 in 2022	359,461	10,599,746
Accrued revenue (Note 11)	504,766	531,947
Prepaid expenses, parts inventory, and advances	325,788	582,063
Prepaid manufacturing costs (Note 11)	463,815	38,010
Total Current Assets	3,757,334	24,854,658

Assets held for Sale (Note 4)	18,569,060	–
Project under development (Note 4)	39,970	3,855,792
Property and equipment (Note 5)	849,209	1,166,241
Intangible assets (Note 6)	6,706,484	7,099,748
Right of use asset	350,429	739,091
Security deposits and other advances	293,680	949,644
Total Assets	30,566,166	38,665,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 12)	3,388,733	9,594,787
Warranty provision (Note 14)	580,530	865,451
Contract liabilities (Note 11)	8,751,125	8,143,109
Loans payable (Note 13)	2,459,146	–
Current portion of lease obligations	145,437	472,068
Due to related parties (Note 15)	213,020	4,250
Total Current Liabilities	15,537,991	19,079,665

Other long term obligation	127,974	–
Long-term operating lease obligation	84,621	341,972
Total Liabilities	15,750,586	19,421,637

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value 47,276,886 and 47,026,886 shares issued and outstanding, 2023 and 2022 respectively (Note 16)	47,277	47,027
Additional paid-in capital	93,107,946	92,429,203
Accumulated other comprehensive income	2,944,086	2,035,666
Deficit	(96,847,650)	(85,530,306)

Total stockholders’ equity before treasury stock	(748,341)	8,981,590

Treasury stock, at cost, 56,162 shares in 2023 and 56,162 shares in 2022 (Note 16 and 21 (b))	(99,754)	(99,754)

Total Stockholders’ Equity	(848,095)	8,881,836

Noncontrolling interest (Note 10)	15,663,675	10,361,701

Total Equity	14,815,580	19,243,537

Total Liabilities and Stockholders’ Equity	30,566,166	38,665,174

Nature of Operations (Note 1)

Commitments (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. Dollars)

	Year Ended March 31, 2023 $	Year Ended March 31, 2022 $
Sales (Note 11)
Products	4,717,905	12,680,103
Services	2,921,260	2,759,096
Total Revenues	7,639,165	15,439,199
Cost of goods sold (Note 11)
Products	3,776,459	2,505,579
Services	2,056,266	2,051,261
Total Cost of goods sold	5,832,725	4,556,840
Gross profit	1,806,440	10,882,359

Expenses
Advertising and promotion	507,828	599,520
Amortization of intangible assets (Note 6)	2,622	697,126
Bad debts (recovery)	(52,232)	(36,526)
Depreciation (Note 5)	191,404	210,292
Foreign exchange loss	966,368	1,005,418
Impairment of tangible assets	49,438	–
Impairment of goodwill	–	4,419,315
Impairment of intangible assets	–	2,641,639
Management and technical consulting	2,821,347	3,366,903
Operating lease expense (Note 19)	566,762	485,087
Office and miscellaneous	1,626,921	1,770,341
Professional fees	1,692,925	1,803,435
Research and development	13,772	–
Salaries and wage expenses	3,862,647	4,993,145
Transfer agent and filing fees	58,666	232,365
Travel and accommodation	753,154	654,563
Warranty (recovery) (Note 14)	(625,664)	(731,529)
Total expenses	12,435,958	22,111,094
(Loss) before other income (expense)	(10,629,518)	(11,228,735)
Other income (expense)
Financing interest income	90,436	456,761
(Loss) on acquisition of subsidiary	(255,947)	–
Interest income (expense) and other	(998,979)	19,516
Total other (expense) income	(1,164,490)	476,277

Net (loss) for the year	(11,794,008)	(10,752,458)

Preference Coupon Distributions	115,240	–
Share of (Loss)/Income attributable to NCI - BESS	(470,227)	–
Share of (Loss)/Income attributable to NCI - JV	(121,677)	–
Net (loss) attributable to PGTK	(11,317,344)	(10,752,458)

Other comprehensive income

Foreign currency translation gain	908,420	1,142,934

Comprehensive (loss) for the year	(10,408,924)	(9,609,524)
Net (loss) per share, basic and diluted	(0.25)	(0.23)
Net (loss) per share, diluted	(0.25)	(0.23)
Weighted average number of shares outstanding, basic[1]	47,281,407	47,302,746
Weighted average number of shares outstanding, diluted	47,281,407	47,302,746

(1)	The year ended March 31, 2023, includes 210,000 stock options (March 31, 2022 – 312,500) that were exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Non Controlling		Shareholder’s
	Shares	Amount	Capital	Income	Stock	Interest	Deficit	Equity
	#	$	$	$	$	$	$	$
Balance, March 31, 2021	46,990,565	46,991	92,327,092	892,732		–	(74,777,848)	18,488,967
Fair value of options granted	–	–	77,897	–	–	–	–	77,897
Shares issued for option exercise (Note 17)	25,000	25	225	–	–	–	–	250
Shares issued for employee services (Note 17)	11,321	11	23,989	–	–	–	–	24,000
Common stock repurchases (Note 16)	–	–	–	–	(99,754)	–	–	(99,754)
Noncontrolling interest (Note 10)	–	–	–	–	–	10,361,701	–	10,361,701
Foreign exchange translation	–	–	–	1,142,934	–	–	–	1,142,934
Net loss for the year	–	–	–	–	–	–	(10,752,458)	(10,752,458)
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted			191,493	–	–	–	–	191,493
Share issued on IP acquisition (Note 16)	250,000	250	487,250					487,500
Noncontrolling interest (Note 10)				–	–	5,301,974	–	5,301,974
Foreign exchange translation loss				908,420	–	–	–	908,420
Net loss for the period				–	–	–	(11,317,344)	(11,317,344)
Balance March 31, 2023	47,276,886	47,277	93,107,946	2,944,086	(99,754)	15,663,675	(96,847,650)	14,815,580

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2023	2022
	$	$

Operating Activities

Net (loss) for the year	(11,794,008)	(10,752,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets -Expenses (Note 6)	2,622	697,126
Amortization of intangible assets - COGS (Note 6)	877,468	877,468
Bad debt expense	52,232	(36,526)
Depreciation (Note 5)	191,404	210,292
Fair value of stock options granted	191,493	77,897
Financing interest	–	(456,761)
Impairment of goodwill	–	4,419,315
Impairment of intangible assets	–	2,641,639
Impairment of property and equipment	49,438	–
Loss on unrealized foreign exchange	35,881	(105,112)
Lease finance charge	–	–
Loss on acquisition of subsidiary	255,947	–
Operating lease expense	566,762	485,087
Shares issued for services	–	24,000
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	1,875,840	(805,595)
Accounts receivable and other receivables	3,762,214	9,509,143
Accrued Revenue	27,181	1,042,637
Prepaid expenses and parts inventory	251,821	37,110
Security deposits & Other Advances	160,362	–
Lease payments	(689,747)	(524,197)
Prepaid manufacturing costs	(425,805)	1,027,455
Accounts payable and accrued liabilities	(5,823,848)	(19,156,391)
Other liabilities	17,899,147	–
Warranty provision	(284,921)	(1,559,656)
Contract liabilities	608,016	(3,437,785)
Due to related parties	208,770	(170,587)
Net Cash Provided by (Used in) Operating Activities	7,998,269	(15,955,899)

Investing Activities:

Additions of property and equipment	(1,055)	(110,496)
Projects under development	(42,858,436)	(1,854,676)
Short-term investments	–	–
Net Cash Used in Investing Activities	(42,859,491)	(1,965,172)

Financing Activities
Proceeds of Preference shares issued by subsidiary, net of coupon payments	16,140,340	–
Loan proceeds	12,772,052	–
Proceeds from exercise of stock options	–	250
Treasury stock	–	(99,754)
Net Cash Provided by (Used in) Financing Activities	28,912,392	(99,504)
Effect of Foreign Exchange Rate Changes on Cash	936,100	870,626
Change in Cash and Cash Equivalents	(5,012,730)	(17,149,949)
Cash and Cash Equivalents, Beginning of Year	6,286,468	23,436,417
Cash and Cash Equivalents, End of Year	1,273,738	6,286,468

Non-Cash Investing and Financing Activities, excluded in above:
Shares issued and issuable on IP acquisition	487,500	–

Cash and Cash Equivalent comprises:
Cash and Cash Equivalent	1,160,358	6,286,468
Cash classified as available for sale	113,380	-
	1,273,738	6,286,468

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

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

Years Ended March 31, 2023 and 2022

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (PGMT US)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Dissolved, December 21, 2022
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.	Wholly-owned subsidiary
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (Formerly Pacific Green Hydrogen Technologies Inc.)	Dissolved, December 21, 2022
Pacific Green Wind Technologies Inc (“PGWT”)	Dissolved, December 21, 2022
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formerly Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Battery Energy Parks 1 Ltd. (“PGBEP1”)	50% owned subsidiary of PGESU
Pacific Green Battery Energy Parks 2 Ltd. (“PGBEP2”)	Wholly-owned subsidiary of PGEPU
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary of PGBEP1
Pacific Green Energy Parks (UK) Ltd (PGEPU)	Wholly-owned subsidiary of PGEP
Sheaf Energy Ltd (Sheaf)	Wholly-owned subsidiary of PGBEP2

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Use of Estimates

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

Intangible assets are stated at cost less accumulated amortization and include patents, customer relationships, plant designs, and software licensing. The patents, which were acquired in 2013, are being amortized on a straight-line over the estimated useful life of 17 years. Additional intellectual property acquired in the year ending March 31, 2023 is being amortized to coincide with the useful life of the existing intellectual property.

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

Years Ended March 31, 2023 and 2022

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

The Company’s financial instruments consist principally of cash, short-term investments, accounts receivable, amounts due from and to related parties, accounts payable and accrued liabilities, and operating lease liability. The recorded values of all financial instruments are at amortized cost which approximate their current fair values because of their nature and respective maturity dates or durations.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2023, and 2022, the Company held $56,483 and $1,932,323, respectively in short term investment and amount in escrow. Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At March 31, 2023 and March 31, 2022 the Company had nil and $3,696,760 in excess of the FDIC insured limit, respectively.

We assess the collectability of accounts receivable and long-term receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, we consider factors such as known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence. A significant portion of our accounts receivable is concentrated with a few major customers. For the year ended March 31, 2023, 81% (2022 – 90%) of the Company’s accounts receivable was from three customers (main 52%, two minor 17% and 12%).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(g)	Revenue Recognition

The Company derives revenue from the sale of products and delivery of services. Product revenue is generated from the sale of marine scrubbers. Service revenue includes specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power (“CSP”).

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(g)	Revenue Recognition (continued)

As 80% of the contract price is payable after the last performance obligation towards the scrubber, a significant financing component is separated from revenue and interest income at 5.4% is recorded when payments are received from the customer.

Contracts for specific services provided to marine scrubber systems represent maintenance services.

In relation to service agreements, the service plan for maintaining the ENVI-Marine™ Exhaust Gas Cleaning Systems is undertaken over a period of 3 years. The standard contract includes a set of activities to perform up to 12 separate performance obligations (depending on the goods and services provided). The transaction price has been allocated to each performance obligation based on the relative standalone selling prices of the goods/services included in the contract. For each contract a pricing schedule has been prepared. All contracts are analyzed, and revenue recorded in accordance with the five-step revenue recognition model. From the analysis of the ASC 606-10-25-30, the indicators of transfer of control resulted in recognition of revenue at a point-in-time.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(j)	Warranty Provision

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

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

The Company provides for interest and potential administrative penalties where management has assessed that the probability of assessment is greater than 50%. Interest and penalties assessed or expected to be assessed by the US tax authority are included in other expenses for the period of $nil (2022 - $50,553) (see Note disclosure “20. Income Taxes”).

(l)	Noncontrolling Interest

The Company owns a 50% controlling interest in its subsidiary Pacific Green Battery Energy Parks 1 Ltd. Green Power Reserves Limited owns the remaining 50% nonredeemable noncontrolling interests. Noncontrolling interests are recorded as a separate component of equity. Net income attributable to noncontrolling interests is a component of consolidated net income.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGCD, PGEP, PGEST, PGMG, PGMT US, PGTA, PGTESL, PGTME, PGST, PGTAL, PGT Can, PGTIL, PGTU, and PGWT are United States dollar. The functional currency of ENGIN and GNPE is Chinese Yuan. PGESU, PGBEP1, Innoergy, PGBEP2, PGEPU, Richborough and Sheaf use the United Kingdom Pound as their functional currency. The functional currency of PGTAPL is Australian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of ENGIN, GNPE, PGESU, PGBEP1, PGTAPL, Innoergy, PGBEP2, PGEPU, Richborough and Sheaf are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(p)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential options and warrants outstanding during the period using the treasury stock method and convertible debenture using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2023, the Company had 275,000 (2022 – 225,000) anti-dilutive shares outstanding.

(q)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and items in other comprehensive income (loss) that are excluded from net income or loss. As at March 31, 2023 and 2022, other comprehensive income (loss) includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(r)

Lease

Leases classified as operating leases, where the Company is the lessee, are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease for each individual lease arrangement or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Under an operating lease, we recognize lease payments as expenses on a straight-line basis over the lease term.

Under a finance lease, we recognize the leased asset as a Right of Use asset and record a corresponding lease liability on the balance sheet. Lease payments are apportioned between the interest expense (representing the interest on the lease liability) and the reduction of the lease liability.

(s)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. As a smaller reporting company, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its Consolidated Financial Statements.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(s)	Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investments and amounts in escrow

At March 31, 2023, the Company has a $56,483 (CAD $76,394) (March 31, 2022 – $60,837 (CAD $76,013) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bears interest at 0.5% per annum and matures on December 13, 2023. The account was closed on May 30, 2023.

At March 31, 2023, the Company’s solicitor is holding $nil (March 31, 2022 – $1,871,486) as all the proceeds under customer contracts has been released after satisfying performance obligations.

4.	Assets held for Sale

At March 31, 2023, the Company has reallocated $18,569,060 of assets and liabilities related to the BESS projects and specifically for PGBEP1 and REP and PGBEP2 and Sheaf, to Assets held for Sale as the result of the agreement with JLL (see Note 9 (c)).

To clarify, the Assets held for Sale fulfilled the requirements on March 17, 2023, when all the criteria were satisfied.

As at June 9, 2023 Pacific Green Technologies, Inc. has entered into a sale and purchase agreement to sell 100% of the shares in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) to Sosteneo Fund 1 HoldCo S.à.r.l. for GBP74 million ($93 million). PGBEP1 is the sole shareholder of REP. See note 9 (c) and 21 (a).

		March 31, 2023	March 31, 2022

Cash		113,380	1,081
Prepaid expenses, parts inventory, and advances		4,454	-
Other receivables		61,576	10,574,463
Projects under development		46,674,258	3,855,792
Security Deposits & Other Advances		495,602	200,691
Right of use asset		2,302,049	-
Accounts payable and accrued liabilities		(638,156)	(1,329,515)
Loans payable		(10,312,906)	-
Long term loan payable		(17,771,173)	-
Long-term operating lease obligation		(2,360,024)	-

Assets held for Sale	Total	18,569,060	13,302,512

After the amount has been reallocated to Assets held for Sale the account “Projects under development” shows a balance of $39,970 related to the capitalization of FOWE (Fuel Oil Water Emulsification) development.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

5.	Property and Equipment

	Cost $	Accumulated amortization $	March 31, 2023 Net carrying value $	March 31, 2022 Net carrying value $

Building	950,902	(241,923)	708,979	857,922
Furniture and equipment	371,425	(234,073)	137,352	202,764
Computer equipment	15,944	(15,059)	885	4,368
Leasehold improvements	9,963	(7,970)	1,993	19,401
Test scrubber system	–	–	–	81,786

Total	1,348,234	(499,025)	849,209	1,166,241

The Company recorded $191,404 in depreciation expense on property and equipment for the year ended March 31, 2023 (2022 – $210,292). The amount of the property and equipment has decreased $81,789 due to the disposal of the test scrubber system.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	March 31, 2023 Net carrying value $	March 31, 2022 Net carrying value $

Patents and technical information	36,340,057	(9,181,881)	(20,457,255)	6,700,921	7,090,887
Software licensing	11,843	(6,280)	–	5,563	8,861
Total	36,351,900	(9,188,161)	(20,457,255)	6,706,484	7,099,748

	March 31, 2022 Net carrying value	March 31, 2023 in-year additions	March 31, 2023 in-year amortization	March 31, 2023 in-year exchange difference	March 31, 2023 Net carrying value
	$	$	$	$	$

Patents and technical information	7,090,887	487,501	(877,467)	-	6,700,921
Software licensing	8,861	–	(2,623)	(675)	5,563
Total	7,099,748	487,501	(880,090)	(675)	6,706,484

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

6.	Intangible Assets (continued)

The Company recorded $880,090 of amortization cost on intangible assets for the year ended March 31, 2023 (2022 – $1,574,594).

The Company has allocated $877,467 (2022 - $877,468) of amortization of patents and technical information to cost of goods sold and $2,623 of amortization of software licensing to amortization expense (2022 - $697,126).

During the year ending March 31, 2023 the Company recognized an impairment of $nil on intangible assets (2022 - $2,641,639).

Future amortization of intangible assets is as follows:

Fiscal year	$
2024	948,697
2025	948,697
2026	946,220
2027	946,018
2028	946,018
Thereafter	1,970,833
Total	6,706,483

7.	Shanghai Engin Digital Technology Co. Ltd – impairment of goodwill and intangible assets

Due to the Covid-19 situation in China being both prolonged and severe, Engin was unable to pursue business development and selling opportunities throughout fiscal years 2021 and 2022 as it had originally envisaged. Despite downsizing its engineering team, Engin was unable to avoid making losses. The losses provided an impairment trigger event, and Engin’s goodwill was assessed using a discounted cash forecast based on management’s realistic projections of Engin’s revised sales opportunities. For the year ended March 31, 2022, the Company recorded a $3,870,224 impairment charge on the full amount of Engin goodwill as management’s estimated fair value of the reporting unit was less than its carrying value determined during impairment testing. Engin’s goodwill was translated at exchange rate as of March 31, 2022. No additional impairment has been recorded in FY23.

In March 2023, the Company reached agreement with the Sellers of the 25% minority interest in “Engin” to settle what had originally been deemed to be a contingent liability that had not met the payment conditions and had therefore been derecognized as a cost of acquisition in the financial statements in the year-ending March 31, 2021. Consequently, the Company has recognized a one-time loss on increase in acquisition costs of subsidiary of ¥1,760,000 ($255,947) in March 2023. The settlement is to be paid in monthly instalments over two years, commencing April 2023.

8.	Innoergy Limited – impairment of goodwill

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

8.	Innoergy Limited – impairment of goodwill (continued)

Despite management recognizing the specific impairments in Innoergy, as noted above, the Company continues to make significant progress in the BESS market, in the role of developer.

9.	Richborough Energy Park Ltd and Sheaf Energy Ltd.

(a)	Acquisition of Richborough Energy Park Ltd

On March 18, 2021, the Company acquired all the issued and outstanding stock of Richborough Energy Park Ltd., a United Kingdom company in the business of battery energy storage systems.

The purchase consideration included cash payments of $681,957 (£494,351) made on March 18, 2021 and three conditional payments of $515,622 (£374,500) each on specified dates according to the share purchase agreement. The first and second conditional payments were made in May 2021 and June 2022 respectively. The third payment is planned to be made during the year ended March 31, 2024.

Total purchase consideration was estimated at $2,166,452, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets acquired and liabilities assumed are cash of $1, other net working capital of $535, security deposit of $164,799, and project under development of $2,001,116. The consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed. For the year ended March 31, 2023, the investment in project under development increased to $46,674,258 and the balance has been reallocated to Assets held for Sale (see Note 4).

(b)	Acquisition of Sheaf Energy Ltd

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

(c)	Potential sale of Richborough Energy Park Ltd and Sheaf Energy Ltd.

On January 26, 2023, the Company entered into an agreement with Jones Lang LaSalle Limited (“JLL”) for JLL to act as a broker for the sale of the 99MW Battery Storage Project within Richborough Energy Park Limited, and the 249MW Battery Storage Project within Sheaf Energy Limited.

As at June 9, 2023 Pacific Green Technologies, Inc. has entered into a sale and purchase agreement to sell 100% of the shares in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) to Sosteneo Fund 1 HoldCo S.à.r.l. for GBP74 million ($93 million). PGBEP1 is the sole shareholder of REP. See Note 4 and 21 (a).

As at June 29, 2023 the Company is in an exclusive negotiation with a potential buyer of Sheaf Energy Limited.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

10.	Noncontrolling Interest

On March 30, 2022, the Company entered into an agreement with Green Power Reserves Limited (“GPR”), wherein GPR agreed to make an equity investment of $16.0 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“PGBEP”). The Company retains control over PGBEP by virtue of holding 65% of the voting rights and appointing two of the three directors. The Company received $7.0 million (£5.35 million) on April 1, 2022, $1.9 million (£1.43 million) in May 2022, $0.99 million (£0.79 million) in June 2022, $1.0 million (£0.83 million) in July 2022, $1.0 million (£0.82 million) in August 2022 and $4.3 million (£3.57 million) in September 2022.

On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture.

Details of the carrying amount of the noncontrolling interests are as follows:

	March 31, 2023 $	March 31, 2022 $

Non-redeemable noncontrolling interest,	16,140,339	10,361,701
Net income attributable to noncontrolling interest (BESS)	(354,987)	–
Net income attributable to noncontrolling interest (JV)	(121,677)	–

Non-controlling interest	15,663,675	10,361,701

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the year ended March 31, 2023 and March 31, 2022 is as follows:

	2023 $	2022 $

Products	4,717,905	12,680,103
Services	2,921,260	2,759,096

Total	7,639,165	15,439,199

Revenue from services includes specific services provided to marine scrubber systems as well as design and engineering services for CSP. Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for CSP include design and engineering services provided to clients. Revenue for service contracts is recognized as the services are provided.

Service revenue by type for the year ended March 31, 2023 and 2022 is as follows:

	2023 $	2022 $

Specific services provided to marine scrubber systems	2,533,608	1,478,127
Design and engineering services for CSP	387,652	1,280,969

Total	2,921,260	2,759,096

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

The Company has analyzed its sales contracts under ASC 606 and has identified that the percentage of completion of the contract often is not directly correlated with contractual payment terms with customers. As a result of the timing differences between customer payments and percentage of completion of the contract, contractual assets and contractual liabilities have been recognized.

Changes in the Company’s accrued revenue, prepaid manufacturing costs, and contract liabilities for the year are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2021	1,574,584	1,065,465		(11,580,894)

Customer receipts and receivables	–	–	–	(9,242,318)
Scrubber sales recognized in revenue			12,680,103	12,680,103
Payments and accruals under contracts	(1,042,637)	1,478,124	–	–
Cost of goods sold recognized in earnings	–	(2,505,579)	(2,505,579)	–

Balance, March 31, 2022	531,947	38,010		(8,143,109)

Customer receipts and receivables	–	–	–	(5,325,921)
Scrubber sales recognized in revenue	–		4,717,905	4,717,905
Payments and accruals under contracts	(27,181)	4,202,264	–	–
Cost of goods sold recognized in earnings	–	(3,776,459)	(3,776,459)	–

Balance, March 31, 2023	504,766	463,815		(8,751,125)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Cost of goods sold for the year ended March 31, 2023 and 2022 is comprised as follows:

	2023 $	2022 $

Scrubber costs recognized	2,546,220	485,019
Salaries and wages	460,850	478,217
Amortization of intangibles	877,468	877,468
Commission type costs	232,157	664,875
Design and engineering services for CSP	224,410	815,911
Specific services provided to marine scrubber systems	1,491,620	1,235,350
Total	5,832,725	4,556,840

As of March 31, 2023, Contract liabilities included $8,751,125 (March 31, 2022 - $8,143,109) aggregate cash receipts from one customer relating to thirteen vessels. As of March 31, 2022 we had nineteen postponed vessels under the terms of a Postponement Agreement dated February 2, 2021, with an option to either proceed or cancel and, with an expiring option date of February 9, 2023. The original expiration date was deferred to December 31, 2023. The remaining six vessels contracted by the customer to proceed were fully commissioned during FY23 and the contract liabilities of $59,335 released in full to revenue during the year ended March 31, 2023. Should the thirteen vessels that are currently postponed remain as such at the expiry date, since there is no obligation to return the funds to the client, the contract liability would be recognized as revenue in full at that point in time.

12.	Accounts payable and accrued liabilities

	March 31, 2023 $	March 31, 2022 $

Accounts payable	692,526	757,102
Accrued liabilities	2,349,083	8,567,795
Other liabilities (*)	127,973	–
Bank loan payable	–	55,003
Payroll liabilities	219,151	214,887
Total short-term accounts payable and accrued liabilities	3,388,733	9,594,787
Long term accrued liabilities	–	–
Balance, end of year	3,388,733	9,594,787

(*)	The amount related to other liabilities refers to the current portion of the one-time loss on increase in Engin acquisition costs of subsidiary (see Note 8).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

13.	Loans Payable

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

On November 5, 2022, the Company signed an unsecured Loan Agreement with a related party, Alexander Group & Co. Pty Ltd, for a total of $123,690 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. On February 7, 2023, the original agreement was extended to August 31, 2023. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. At March 31, 2023, repayment fee accrued of $12,162 (£9,833). The loan principal and repayment fee were paid in full on June 20, 2023.

On November 5, 2022, the Company signed an unsecured Loan Agreement with Cherryoak Investments Pty Ltd, for a total of $123,690  (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 3, 2023, after which point interest shall accrue at a rate 2% above the Bank of England base rate. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. The loan principal and repayment fee were paid in full on February 2, 2023.

On November 5, 2022, the Company signed an unsecured Loan Agreement with a related party, D&L Milne Pty Ltd, for a total of $123,690 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. On February 7, 2023, the original agreement  was extended to August 31, 2023. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. At March 31, 2023, repayment fee accrued of $12,162 (£9,833). The loan principal and repayment fee were paid in full on June 20, 2023.

On November 5, 2022, the Company signed an unsecured Loan Agreement with a related party, Gerstle Consulting Pty Ltd, for a total of $123,690 (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. On February 7, 2023, the original agreement was extended to August 31, 2023. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. At March 31, 2023, repayment fee accrued of $12,162 (£9,833). The loan principal and repayment fee were paid in full on June 20, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

13.	Loans Payable (continued)

On November 7, 2022, the Company signed an unsecured Loan Agreement with a related party, Wahnarn 2 Pty Ltd, for a total of $123,690  (£100,000) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 4, 2023. On February 7, 2023, the original agreement was extended to August 31, 2023. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. At March 31, 2023, repayment fee accrued of $12,077 (£9,764). The loan principal and repayment fee were paid in full on June 20, 2023.

On November 8, 2022, the Company signed an unsecured Loan Agreement with a related party, Distributed Generation LLC, for a total of $226,000 (£182,714) to partially fund the acquisition of Sheaf Energy Ltd. This constitutes a loan facility bearing interest at 20% per annum until the repayment date of February 7, 2023. On February 7, 2023, the original agreement was extended to August 31, 2023. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. At March 31, 2023, repayment fee accrued of $22,338 (£18,060). The loan principal and repayment fee were paid in full on June 21, 2023.

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

The Company entered into five separate loan agreements under English law with five independent third party lenders: $803,985 (£650,000), $309,225 (£250,000), $247,380 (£200,000) and $154,612 (£125,000) each dated March 9, 2023 and $123,690 (£100,000) dated March 28, 2023. The loans are identical, except for the lenders’ names and date of Agreement.  The loans do not bear interest but instead have a “Repayment Fee” being 20% of the loan principal. The Repayment Fee is payable in full at the point the loan principal is repaid. The “Longstop Date” is defined as October 31, 2023 though should the Company enter into a Liquidity Event yielding at least $6.2million (£5million) before then, the loans are repayable in full at that earlier date. Upon repayment of the loan(s) the lender(s) can elect to convert 50% of the amount repaid to the equivalent value of ordinary shares in the Company at the Repayment Conversion Strike Price (defined as the Company’s average share price on the 10 business days before and after the Repayment Date). Should the Company default on the loan(s) the lender(s) can elect to convert up to 100% of the amounts outstanding to the equivalent value of ordinary shares in the Company at the Default Conversion Strike Price (defined as 0.7 x the Company’s average share price on the 10 business days before and after the Event of Default). The loan principal and repayment fee for all five loans were paid in full on June 21, 2023.

As at March 31, 2023, a total of $17,771,173 (£14,367,510) of the development facility had been utilized. This is not repayable until the development facility has been reclassified into the term facility. Meanwhile a total of $5,509 (£4,454) of the revolving credit facility was drawn as at March 31, 2023. As at March 31, 2023, the Company is compliant with all financial covenants specified in the Facilities Agreement.

	March 31, 2023 $	March 31, 2022 $

Loans payable (*)	1,667,484	–
Related Party Loan	791,662
Balance, end of period	2,459,146	–

(*)	The amount related to loans payable is the balance after $28.1 million has been reallocated to Assets held for Sale (see Note 4).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

14.	Warranty provision

During the year ended March 31, 2023, the Company recorded a non-cash warranty recovery of $625,664 (March 31, 2022 – cash recovery of $731,529) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available. During the year ended March 31, 2023, the Company used 2% to calculate warranty provision (2022– 2%) based on management’s best estimate.

	March 31, 2023 $	March 31, 2022 $
Balance, beginning of year	865,451	2,425,107
Warranty expense/(recovery)	(625,664)	(731,529)
Expenses (recoveries) / costs	340,743	(828,127)
Balance, end of year	580,530	865,451

15.	Related Party Transactions

(a)	As at March 31, 2023, the Company owed $213,020 (March 31, 2022 – $4,250) to directors or companies controlled by a director and officer of the Company. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2023, the Company incurred $139,848 (2022 - $260,479) in commissions to companies controlled by a director of the Company.
(c)	As at March 31, 2023, the Company incurred $674,000 (2022 - $679,00) in consulting fees and bonus to companies controlled by a director of the Company.

(d)	As at March 31, 2023, the Company incurred $1,437,552 (2022 - $164,973) in consulting fees to directors, or companies controlled by directors of the Company.

16.	Common Stock

Common stock issued during the year ended March 31, 2023

On February 6, 2023, the Company issued 250,000 shares of common stock with an aggregate value of $162,500 as part of the consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023. A further 250,000 shares will be issued in January 2024 and 250,000 shares in January 2025. At the reporting date the 500,000 shares have been accounted as equity and added to the Additional paid-in capital balance for the amount of $325,000.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

17.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2021	3,302,500	1.52	0.72	2,300,425

Granted	125,000	1.14	–	–
Exercised	(25,000)	0.01	–	–
Forfeited	(2,865,000)	1.70	–	–
Balance, March 31, 2022	537,500	0.56	1.43	170,125

Granted	285,000	0.66	–	–
Exercised
Forfeited	(337,500)	0.18	–	–

Balance, March 31, 2023	485,000	0.89	1.66	103,800	(*)
Balance, March 31, 2023, vested and Exercisable	485,000	0.89	1.66	–

(*)	Value represents weighted average of those options in-the-money as at March 31, 2023.

Additional information regarding stock options outstanding as at March 31, 2023 is as follows:

Issued and Outstanding
Number of shares	remaining contractual life (years)	Exercise price $

25,000	0.79	1.03
50,000	1.00	1.50
25,000	1.80	0.90
20,000	1.96	1.20
40,000	1.96	1.20
40,000	2.34	1.20
10,000	1.50	0.01
25,000	1.50	2.50
25,000	1.50	3.75
200,000	1.59	0.10
25,000	2.89	0.50
485,00

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

17.	Stock Options (continued)

The Company agreed to an extension of 312,500 stock options issued to the Company’s former President which were due to expire August 31, 2021. The stock options had an exercise price of $0.01 per share and were extended to December 31, 2022 and expired on that date. The extension of the stock options had not resulted in any material incremental fair value to be recorded.

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

On October 1, 2022, the Company granted 60,000 stock options to a director, of which 25,000 were at the exercise price of $3.75, 25,000 at $2.50 and 10,000 at $0.01. The options are exercisable 24 months from the grant date.

On November 1, 2022, the Company granted 200,000 stock options to a consultant to the company at the exercise price of $0.10. The options are exercisable 24 months from the grant date.

On February 20, 2023, the Company granted 25,000 stock options to an officer of the Company. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to February 20, 2023.

The options are exercisable on February 20, 2024 for a period of 3 years from the grant date or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

The following weighted average assumptions were used in the determination of fair value using the Black-Scholes option pricing model:

	2023	2022

Risk-free interest rate	4.44%	1.90%
Expected life (in years)	2	3.12
Expected volatility	118%	129%

The fair value of stock options vested and recognized during the year ended March 31, 2023 was $191,493 (2022 – $77,897), which was recorded as additional paid-in capital and charged $16,624 to salary and $174,868 to Consultancy fees.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

18.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	Year Ended March 31, 2023
	North America $	Europe $	Asia $	Total $

Property and equipment	5,343	134,001	709,865	849,209
Intangible Assets	6,700,921	–	5,563	6,706,484
Right of use assets (*)	–	226,860	123,569	350,429

	6,706,264	360,861	838,997	7,906,122

(*) The amount related to right of use assets is the balance after $2,302,049 has been reallocated to Assets held for Sale (see Note 4).

	Year Ended March 31, 2023
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	111,033	3,784,982	3,714,457	28,694	7,639,166
COGS by customer region	(73,052)	(2,509,737)	(3,240,934)	(8,255)	(5,831,978)
Gross Profit by customer region	37,981	1,275,245	473,523	20,438	1,807,187
GP% by customer region	34%	34%	13%	71%	24%

	March 31, 2022
	North America $	Europe $	Asia $	Total $

Property and equipment	105,599	198,352	862,290	1,166,241
Intangible Assets	7,090,887	–	8,861	7,099,748
Right of use assets	10,462	532,976	195,653	739,091

	7,206,948	731,328	1,066,804	9,005,080

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

18.	Segmented Information (continued)

	Year Ended March 31, 2022
	North America $	Europe $	Asia $	South America $	Other $	Total $

Revenues by customer region	3,450	13,919,100	873,755	606,219	36,675	15,439,199
COGS by customer region	(2,883)	(3,541,076)	(801,242)	(180,988)	(30,651)	(4,556,840)
Gross Profit by customer region	567	10,378,024	72,513	425,231	6,024	10,882,359
GP% by customer region	16%	75%	8%	70%	16%	70%

For the year ended March 31, 2023, 80% (2022 – 82%) of the Company’s revenues were derived from two largest customers and 8% (2022 – 6%) of the Company’s revenues were derived from the second largest customers.

19.	Commitments

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, Shanghai, China, and North Vancouver, Canada. These lease assets are categorized as right of use assets under ASC 842.

(b)	Effective August 31, 2022, the Company terminated its operating lease in North Vancouver, Canada as the company has moved the headquarters of the Marine activities to London.

(c)	On June 16, 2022, Richborough Energy Park Ltd. entered into a long-term operating lease for 3.87 acres of land for the construction of Richborough battery facility. This lease asset is categorized as right of use assets under ASC 842.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%
Richborough, United Kingdom	June 16, 2022	June 15, 2037	15	5.25%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost – for the year ended March 31, 2023:
Operating lease expense *	$566,762

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

19.	Commitments (continued)

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$

2024	386,337
2025	281,608
2026	233,690
2027	233,690
2028	233,690
Thereafter	2,148,411
Total future minimum lease payments	3,517,426
Imputed interest	(1,016,048)
Operating lease obligations (*)	2,501,379

(*)	The amount includes the obligation of $2,360,024 related to the lease agreement and reallocated to Assets held for Sale (see Note 4).

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

The parties agreed to fund the venture proportionately, 50.1% by the Company and 49.9% by the Supplier, and excess operating cash flows will be distributed on a quarterly basis. Neither party have funded the joint venture to date and there has been no revenue and expense associated with it. On December 7, 2022 the directors of the joint venture agreed to dissolve the entity.

(e)	On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture. The Company incorporated Pacific Green Technologies Arabia LLC on November 23, 2021.

Neither party had funded the joint venture at March 31, 2022 and there had been no revenue and expense associated with it for the year ending March 31, 2022. Since then, the Company has paid in share capital and intercompany loans and accrued interest amounting to $627,980 to fund operational expenses to March 31, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

19.	Commitments (continued)

(f)

On May 11, 2022 the Company announced it had entered into a Subscription and Shareholders Agreement with a third party investor, who has committed $16 million (£13 million) of equity funds to the 99MW Richborough Energy Park BESS project. On June 21, 2022 the Company announced it had reached Financial Close for $34.90 million (£28.25 million) of senior debt for the Richborough project. The senior debt, in conjunction with the equity investment, will provide the Company with the funding to bring the battery park to commercial operations in 2023. On May 25, 2022 the Company announced it had entered into a contract with Shanghai Electric Gotion New Energy Technology Co., Ltd for the supply of the battery energy storage system. On May 31, 2022 the Company announced it had entered into a contract with Instalcom Limited (name changed to OCU Services Ltd on January 4, 2023) to act as the principal contractor during the construction phase, and subsequently as operations and maintenance contractor during the commercial operations phase. On June 8, 2022 the Company announced it had entered an energy optimization agreement with Shell Energy Europe Limited to operate the facility during commercial operations phase.

20.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	2023 $	2022 $

United States	(6,010,765)	(11,158,236)
Foreign	(5,783,243)	405,778
Net income (loss) before taxes	(11,794,008)	(10,752,458)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	2023$	2022$

Net income (loss) before taxes	(11,794,008)	(10,752,458)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	(2,476,742)	(2,258,016)
Permanent differences and other	(361,802)	545,959
Foreign tax rate difference	(336,980)	17,390
Change in valuation allowance	3,175,524	1,694,667

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

20.	Income Taxes (continued)

As at March 31, 2023, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2013 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2017 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred income tax assets and liabilities at March 31, 2023 and 2022 are primarily comprised of the following:

	2023$	2022$

Net operating losses carried forward	7,873,396	4,883,996
Tax basis of intangibles and depreciable assets in excess of book value	(256,410)	(257,948)
Lease receivable without tax basis	-	(143,127)
Warranty and accruals timing differences	381,390	339,931
Deferred tax asset	7,998,376	4,822,852
Valuation allowance	(7,998,376)	(4,822,852)

Net deferred tax asset	–	–

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2023 and 2022

(Expressed in U.S. Dollars)

20.	Income Taxes (continued)

The Company estimates that is has accumulated net operating losses of approximately $35,637,000, which were mainly incurred in the U.S. and United Kingdom and expire as follows:

	U.S.	UK and Other	Total
	$	$	$
2036	2,033,000	–	2,033,000
2038	897,000	–	897,000
No expiration	22,387,000	10,320,000	32,707,000
Total estimated tax losses	25,317,000	10,320,000	35,637,000

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

21.	Subsequent events

(a)

As at June 9, 2023 Pacific Green Technologies, Inc. has entered into a sale and purchase agreement to sell 100% of the shares in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) to Sosteneo Fund 1 HoldCo S.à.r.l. for £74 million ($93 million). See note 4 and 9 (c).

PGBEP1 is the holding company for 100% subsidiary, Richborough Energy Park Limited, Pacific Green’s 99MW battery energy storage system (“BESS”) at Richborough Energy Park (“REP”) which begins operations later this summer.

Under the terms of the Agreement entered into, the consideration is payable pursuant to operational milestones related to the battery park as it connects to the grid and becomes operational. The buyer paid an advance of £20m upon signing of the Agreement, of which £7.1m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner. On June 26, 2023 the transaction was formally completed and the buyer paid a further £9.9m, of which £4.2m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner.

(b)	On June 8, 2023, the Company approved the cancellation of 56,162 shares of Treasury stock it had previously repurchased during the year ended March 31, 2022 under an authorized share buy-back program.

(c)

On June 9, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,750,000 shares in the Company, $1,957,340 (£1,550,000) in cash and a 10% increase in salary backdated to April 1, 2023. The shares are issuable and cash payable immediately. The cash bonus was paid on June 15, 2023. The shares were issued on June 23, 2023.

(d)	On June 20 and 21, 2023 certain loans were repaid in full along with the repayment fee. These are detailed in Note 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, following remediation of the two material weaknesses, that had been previously disclosed, as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, the Company has maintained effective internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

The Company made significant improvements in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Refer to “Remediation Activities” below.

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

Remediation Activities

In order to remediate the material weakness identified in internal control reported in the prior year audit we have added the following controls:

●

We have implemented preventive controls surrounding the recognition of revenue on our contracts. These consist of training protocols (comprising one-to-one coaching by CFO and Controller of less experienced members of our finance team involved in the calculation and booking of revenue, and online research of US GAAP documentation) to ensure personnel have the technical expertise to identify compliance with accounting standards, as well as cost forecasting and monitoring procedures to determine accurately the percentage complete of each of our scrubber contracts.

●

We have implemented monitoring controls to validate the calculations of revenue to be recognized at each reporting period, and review of confirmations from our main subcontractor to verify stage of completion for revenue recognition.

●	We have implemented a monitoring control to verify the allocation of amortization and overhead costs into cost of sales.

Item 9B. Other Information

On February 1, 2020, Eric Prouty became an Independent non-executive director of the Company. Effective November 14, 2022, Eric Prouty resigned as a non-executive director from board of directors and Chair of the Audit Committee of the Company. Mr. Prouty’s resignation did not result from any disagreement with the Company regarding our policies, practices, or otherwise.

On February 4, 2021, Peter Rossbach became an Independent non-executive director of the Company.

On October 16, 2022, Alexander (Alex) Shead was appointed as an Independent Non-Executive Director of our Company. He previously served as an Executive Director for the Company from July 2016 to October 2020. Following the resignation of Eric Prouty, on November 14, 2022 Alex was appointed as Chair of the Audit Committee.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Eric Prouty	Non-Executive Director	53	February 1, 2020 (*)
Alex Shead	Non-Executive Director	62	October 16, 2022
Peter Rossbach	Non-Executive Director	65	February 4, 2021
Neil Carmichael	Non-Executive Director	70	December 18, 2012
Scott Poulter	Chief Executive Officer and Executive Director	55	May 8, 2017
Richard Fraser-Smith	Chief Financial Officer	59	January 20, 2020

(*)	Resigned on November 14, 2022

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

Alex Shead – Non-Executive Director

Alex is Chairman of Lockton Pacific (2012-present), a subsidiary of Lockton Companies Inc., the world’s largest privately held, independent insurance brokerage firm, ranked 8th largest globally. Alex is also the Responsible Manager with the Australian Securities and Investments Commission (ASIC).

In 2008, Alex conceived the award-winning Non-governmental Organization (NGO), Food Ladder, and remains Chairman, today. Food Ladder was one of the first NGOs globally to use environmentally sustainable technologies to create food and economic security for communities affected by poverty. Alex was also the founder of Fair Repairs, a social enterprise that delivers training and job opportunities for people suffering from long term unemployment and disadvantage.

Alex is a British, Australian, and Swiss national, educated at Harrow School in England and La Sorbonne University in Paris, France. In 1993, Alex co-founded Stuart Alexander, leading the company to become one of the UK’s largest insurance and risk management advisory businesses, ultimately selling to AXA, UK.

In 2004, Alex relocated to Australia where he was a shareholder and Director of Milne Alexander, a boutique insurance broking and advisory firm. From 2008 to 2014, Alex was the Executive Chairman of the Mecon Winsure Insurance Group, one of Australia’s leading insurance underwriting agencies, acting as a Coverholder for Lloyd’s of London and local Australian insurers. Mecon Winsure Insurance Group was sold to the ASX-listed Steadfast Group Ltd in 2014.

Alex’s track record of creating shareholder value through Merger and acquisition activity has spanned over three decades. Alex has a wide range of entrepreneurial experience and an in-depth knowledge of large-scale enterprise acquisition and operational integrations, having successfully led over 40 business transactions.

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

Legal Proceedings

Except as noted below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Audit Committee

In March 2021, the board created an Audit Committee, which held its inaugural meeting on March 25, 2021 in which it set out its charter to provide additional governance and oversight of the internal control over finance reporting. It will work alongside the board of directors as a whole which participates in the review of financial statements and disclosure. The audit committee members are Alex Shead (chair), Peter Rossbach, and Neil Carmichael. Alex Shead qualifies as an audit committee financial expert and is independent under applicable NYSE and SEC standards.

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the period from inception to March 31, 2023; and

(c)	individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2021, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Carmichael	2023	56,000		nil		nil	nil	nil	nil	nil	56,000
	2022	28,000		nil		nil	nil	nil	nil	nil	28,000

Scott Poulter(3)	2023	674,000		197,057	(1)	nil	nil	nil	nil	nil	871,057
	2022	679,000	(5)	324,197	(2)	nil	nil	nil	nil	nil	1,003,197

Eric Prouty	2023	34,000		nil		nil	19,693	nil	nil	nil	53,693
	2022	51,000		nil		nil	nil	nil	nil	nil	51,000

Peter Rossbach	2023	61,000		nil		nil	17,154	nil	nil	nil	78,154
	2022	56,000		nil		nil	29,973	nil	nil	nil	85,973

Alexander Shead(4)	2023	25,468		nil		nil	nil	nil	nil	nil	25,468
	2022	nil		nil		nil	nil	nil	nil	nil	nil

Richard Fraser-Smith	2023	321,836		100,725		nil	16,624	nil	nil	nil	439,186
	2022	314,562		34,310		nil	48,039	nil	nil	nil	396,911

(1)	Includes commission of $139,848
(2)	Includes commission of 260,479
(3)	Paid to Fresh Air Holdings Pte Limited
(4)	Paid to Alexander Group Pty Limited
(5)	Include 60,000 director fee assignment from Neil Carmichael to Fresh Air Holdings Pte Limited

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

On July 20, 2015, the Company granted options to Neil Carmichael to purchase up to 312,500 shares of common stock at an exercise price of $0.01 per share of common stock on or before July 19, 2018. The options expiry date was extended to December 31, 2022 and they expired at that date.

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

On January 15, 2020, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2020. The options are exercisable on January 15, 2021 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier. These options expired on January 14, 2023.

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

On February 20, 2023, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to February 20, 2023. The options are exercisable on February 20, 2024 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier.

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

On February 1, 2020, we entered into an agreement with Eric Prouty to become an Independent non-executive director of our Company for compensation of $3,000 per month. The Company will also compensate Mr. Prouty for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman. Mr. Prouty resigned on November 14, 2022.

On February 4, 2021, The Company entered into an agreement with Peter Rossbach to provide non-executive director service for compensation of $3,000 per month. The Company will also compensate Mr. Rossbach for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

On October 16, 2022, we entered into an agreement with Alexander Shead to provide director services to the Company for compensation of $3,000 per month. The Company will also compensate Mr. Shead for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

Other than the above, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that two of our directors is an independent director (Alex Shead and Peter Rossbach), as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 29, 2023, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 29, 2023, there were 47,970,724 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Scott Poulter Suite #10212, 8 The Green, Dover, DE 19901, USA	10,784,160 Common Shares(2)	21.6%
Alexander Shead (4) Suite #10212, 8 The Green, Dover, DE 19901, USA	4,457,480 Common Shares(3)	8.9%
Directors and Executive Officers as a Group	15,241,640 Common Shares	30.5%
Fresh Air Investments Canada Limited (2) Suite 409-221, West Esplanade - North Vancouver, BC, Canada, V7M 3J3	9,312,237 Common Shares	18.6%
Twynam Investments Pty Ltd. 226 Liverpool Street - Darlinghurst, NSW 2010 - Australia	3,884,000 Common Shares	7.8%
Kensington Trust Singapore Ltd ATF Intrawest Retirement Fund (3) 14 Robinson Road #12-01/02 Far East Finance Building 048545 Singapore	3,043,628 Common Shares	6.1%
Over 5% Shareholders	17,711,788 Common Shares	35.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 29, 2023. As of June 29, 2023, there were 49,970,724 shares of our company’s common stock issued and outstanding.

(2)	Includes 9,312,237 common shares held by Fresh Air Investments Canada Limited. Scott Poulter does not exercise direct voting or dispositive control over these shares. However, the Hookipa Trust is a shareholder of Fresh Air Investments Canada Limited. Also includes 1,471,923 common shares held by Climate Technica Investments Limited which is controlled by Scott Poulter.

(3)	Includes 977,177 common shares held by Alexander Group & Company PTY Ltd. Alexander Shead has voting and dispositive control over securities held by Alexander Group & Company PTY Ltd. Also includes 3,043,628 common shares held by Kensington Trust Singapore Ltd ATF Intrawest Retirement Fund. Securities held by Kensington Trust Singapore Ltd ATF Intrawest Retirement Fundare held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities. Also includes 386,675 common shares held by Shead Group Pty Ltd and 50,000 common shares held by Mr. Shead directly.

(4)	Alex Shead ceased being an executive director of PGT Inc. on October 16, 2020 and was appointed as independent non-executive director on October 16, 2022.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set forth below, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

During the years ended March 31, 2023 and 2022, respectively, we incurred $1,047,525 and $1,168,890 in consultancy fees paid to the officers, directors and companies controlled by them.

	Year Ended
	March 31,	March 31,
	2023	2022
	$	$
Fresh Air Holdings Pte, Ltd (1)	871,057	1,003,917
Alexander Group & Company Pty Ltd, controlled by Alexander Shead	25,468	nil
Eric Prouty (Resigned November 14, 2022)	34,000	51,000
Distributed Generation LLC, controlled by Peter Rossbach	61,000	85,973
Neil Carmichael	56,000	28,000
Total	1,047,525	1,168,890

As at March 31, 2022 and March 31, 2021, we had amounts due to/(from) related parties as follows:

	March 31, 2023		March 31, 2022
	Due from related parties	Due to related parties	Due from related parties	Due to related parties
Due to/(from) related parties	$	$	$	$

Fresh Air Holdings Pte, Ltd (1)	nil	17,415	nil	nil
Eric Prouty (resigned November 14, 2022)	nil	nil	nil	4,250
Distributed Generation	nil	9,000	nil	nil
Neil Carmichael	nil	84,000	nil	nil
Alex Shead	2,532	nil	nil	nil
Other directors	nil	105,136	nil	nil
Total	2,532	215,551	nil	4,250

(1)	Fresh Air Holdings Pte, Ltd (FAH) is a wholly owned subsidiary of the Hookipa Trust. FAH provides consulting services pursuant to a consulting agreement dated December 1, 2018. The sole director of FAH is Scott Poulter, a director of the Company effective May 8, 2017.

Related party transactions occurred in the normal course of operations on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Director Independence

We currently act with four directors, Neil Carmichael, Scott Poulter, Alex Shead, and Peter Rossbach. Alex Shead and Peter Rossbach both qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a) (15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2023 and for fiscal year ended March 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2023 $	March 31, 2022 $
Audit Fees	480,733	387,445
Tax Fees	nil	nil
Total	505,869	387,445

Audit fees for the year ended March 31, 2023 relate to Grant Thornton UK LLP

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: June 29, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2023	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2023	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)