Form 10-Q
period 2023-06-30
Pacific Green Technologies Inc.
filed 2023-08-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

49,970,724 common shares issued and outstanding as of August 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INF3ORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2023 $	March 31, 2023 $

ASSETS

Cash and cash equivalents	8,268,995	1,160,358
Short-term investments and amounts in escrow (Note 3)	–	56,483
Accounts receivable, net of allowance for doubtful accounts of $28,733 and $97,640 at June 30, 2023 and March 31, 2023, respectively	1,327,538	886,663
Other receivables, net of allowance for doubtful accounts of $nil and $3,951 at June 30, 2023 and March 31, 2023, respectively	27,356	359,461
Accrued revenue (Note 11)	515,294	504,766
Prepaid expenses and parts inventory	811,541	325,788
Prepaid manufacturing costs (Note 11)	565,284	463,815
Total Current Assets	11,516,008	3,757,334

Asset held for sale (Note 4)	–	18,569,060
Project under development (Note 4)	522,293	39,970
Property and equipment (Note 5)	778,145	849,209
Intangible assets (Note 6)	6,452,739	6,706,484
Right of use asset	258,925	350,429
Security deposits and other advances	218,958	293,680
Total Assets	19,747,068	30,566,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Liabilities held for sale (Note 4)	285,111	–
Accounts payable and accrued liabilities (Note 12)	4,822,089	3,388,733
Warranty provision (Note 15)	443,300	580,530
Contract liabilities (Note 10)	9,935,889	8,751,125
Loans payable (Note 14)	–	2,459,146
Current portion of lease obligations	46,543	145,437
Due to related parties (Note 16)	259,773	213,020
Total Current Liabilities	15,792,705	15,537,991

Other long-term obligation	65,906	127,974
Long-term operating lease obligation	31,876	84,621
Total Liabilities	15,890,487	15,750,586

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 49,970,724 and 47,276,886 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	49,971	47,277
Additional paid-in capital	94,517,998	93,107,946
Accumulated other comprehensive income	3,099,993	2,944,086
Deficit	(93,662,668)	(96,847,650)

Total stockholders’ equity before treasury stock	4,005,294	(748,341)

Treasury stock, at cost, nil shares and 56,162 shares at June 30, 2023 and March 31, 2023, respectively	–	(99,754)

Total Stockholders’ Equity	4,005,294	(848,095)

Noncontrolling interest (Note 9)	(148,713)	15,663,675

Total Equity	3,856,581	14,815,580

Total Liabilities and Stockholders’ Equity	19,747,068	30,566,166

Nature of Operations (Note 1)

Commitments (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2023 $	Three Months Ended June 30, 2022 $

Sales (Note 10)
Products	–	1,655,158
Services	1,188,838	368,718
Total Revenues	1,188,838	2,023,876
Cost of goods sold (Note 10)
Products	191,856	987,207
Services	1,025,907	241,336
Total Cost of goods sold	1,217,763	1,228,543
Gross (loss) / profit	(28,925)	795,333

Expenses
Advertising and promotion	104,150	143,267
Amortization of intangible assets (Note 6)	679	688
Bad Debts Expense (recovery)	11,477	–
Depreciation (Note 5)	37,120	53,584
Foreign exchange loss	812,372	497,696
Management and technical consulting	5,231,250	989,084
Operating lease expense (Note 19)	123,923	109,737
Office and miscellaneous	433,494	462,769
Professional fees	36,014	287,025
Research and development	32,197	13,772
Salaries and wage expenses	897,008	982,914
Transfer agent and filing fees	15,734	13,754
Travel and accommodation	119,358	190,767
Warranty and related (income) / expense (Note 15)	(35,320)	181,600
Total expenses	7,819,456	3,926,657
(Loss) before other income (expense)	(7,848,381)	(3,131,324)
Other income (expense)
Financing interest income	1,039	46,269
Gain on derecognition of a subsidiary	12,119,097	–
Interest (expense) and other	(1,308,970)	(38,351)
Total other income	10,811,166	7,918

Net income /(loss) for the period before noncontrolling interest	2,962,785	(3,123,406)

Net (loss) /income attributable to noncontrolling interest (Note 9)	(325,454)	135,824

Net income /(loss) for the period	3,288,239	(3,259,230)

Other comprehensive income

Foreign currency translation gain /(loss)	155,907	(384,835)

Comprehensive income/(loss) for the period	3,444,146	(3,644,065)
Net earnings / (loss) per share, basic and diluted	0.06	(0.07)
Net earnings / (loss) per share, diluted	0.06	(0.07)
Weighted average number of shares outstanding, basic[1]	47,654,627	47,339,386
Weighted average number of shares outstanding, diluted	47,654,627	47,339,386

(1)	The period ended June 30, 2023, includes 210,000 (2022 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted	–	–	17,718	–	–	–	–	17,718
Noncontrolling interest	–	–	–	–	–	67,571	–	67,571
Foreign exchange translation gain	–	–	–	(384,835)	–	–	–	(384,835)
Net (loss) for the period	–	–	–	–	–	–	(3,259,230)	(3,259,230)

Balance June 30, 2022	47,026,886	47,027	92,446,921	1,650,831	(99,754)	10,429,272	(88,789,536)	15,684,761

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2023	47,276,886	47,277	93,107,946	2,944,086	(99,754)	15,663,675	(96,847,650)	14,815,580
Shares issued for employee services	2,750,000	2750	1,509,750					1,512,500
Cancellation of treasury stock	(56,162)	(56)	(99,698)	–	99,754	–	–	–
Elimination of Noncontrolling interest	–	–	–	–	–	(15,590,191)	–	(15,590,191)
Transfer	–	–	–	–	–	103,257	(103,257)	–
Foreign exchange translation gain/ (loss)	–	–	–	155,907	–	–	–	155,907
Net (loss) for the period	–	–	–	–	–	(325,454)	3,288,239	2,962,785

Balance June 30, 2023	49,970,724	49,971	94,517,998	3,099,993	–	(148,713)	(93,662,668)	3,856,581

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	$	$
Operating Activities
Net income / (loss) for the period	3,288,239	(3,259,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note 6)	253,473	220,055
Bad debt expense/ (recovery)	11,477	–
Depreciation (Note 5)	37,120	53,584
Fair value of stock options granted	–	17,718
Financing interest	1,020,815	(46,269)
(Gain)/ loss on unrealized foreign exchange	(6,196)	737,833
Operating lease expense	70,971	109,737
Other adjustments relating to disposal of subsidiary	(682,917)	–
Gain on disposal of REP and BEP1	(12,119,097)	–
Share based payments	1,512,500	–

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	56,483	(450,152)
Accounts receivable and other receivables	(1,195,285)	12,406,327
Accrued revenue	(10,528)	219,558
Prepaid expenses and parts inventory	(615,048)	(666,321)
Security deposit	60,602	35,851
Lease payments	(160,561)	(235,502)
Prepaid manufacturing costs	(101,469)	(40,907)
Accounts payable and accrued liabilities	1,380,452	(3,237,082)
Warranty provision	(137,230)	65,845
Contract liabilities	1,184,764	302,036
Due to related parties	46,753	78,946
Net Cash (Used in) / Provided by Operating Activities	(6,104,682)	6,312,027

Investing Activities
Additions of property and equipment	(3,215)	(9,052)
Projects under development	(7,709,269)	(6,969,934)
Proceeds from disposal of subsidiaries	13,978,850	–

Net Cash Provided by / (Used in) Investing Activities	6,266,366	(6,978,986)

Financing Activities
Loans Paid - Principal	(2,359,654)	–
Loans Paid – Interest	(479,919)	–
Long term obligations – Disposal of debt through sale of assets (Note 8)	9,517,372	–
Net Cash Provided by Financing Activities	6,677,799	–

Effect of Foreign Exchange Rate Changes on Cash	199,535	(1,121,995)
Change in Cash and Cash Equivalents	7,039,018	(1,788,954)
Cash and Cash Equivalents, Beginning of Period	1,273,738	6,286,468
Cash and Cash Equivalents, End of Period	8,312,756	4,497,514

Cash and Cash Equivalent comprises:
Cash and Cash Equivalent	8,268,995	4,497,514
Cash classified as available for sale	43,761	–
	8,312,756	4,497,514

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on emission control technologies.

The condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

June 30, 2023

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Dissolved, December 21, 2022
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (Formerly Pacific Green Hydrogen Technologies Inc.)	Dissolved, December 21, 2022
Pacific Green Wind Technologies Inc (“PGWT”)	Dissolved, December 21, 2022
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formerly Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Parks (UK) Ltd. (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Battery Energy Parks 2 Ltd. (“PGBEP2”)	Wholly-owned subsidiary of PGEPU
Sheaf Energy Ltd. (“Sheaf”)	Wholly-owned subsidiary of PGBEP2
Pacific Green Portland West Pty Ltd. (“PGPW”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Portland East Pty Ltd. (“PGPE”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Portland Pty Ltd. (“PGEPP”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Parks Australia Pty Ltd. (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd. (“PGEPLCN”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast West Pty Ltd. (“PGEPLCW”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Limestone Coast Pty Ltd. (“PGLC”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Battery Energy Parks 1 Ltd. (“PGBEP1”)	Wholly-owned subsidiary until June 26, 2023. Operations were consolidated until disposal date
Richborough Energy Park Ltd. (“Richborough”)	Wholly-owned subsidiary until June 26, 2023. Operations were consolidated until disposal date

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. As a smaller reporting company, this ASU is effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. The Company calculated an effect of $28,000 upon adoption of this guidance on April 1, 2023. Given the immaterial nature of the effect, the adoption was booked as an expense in the current period statement of income rather than a cumulative effect through retained earnings.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investments and amounts in escrow

At June 30, 2023, the Company has $nil (March 31, 2023 - $56,483) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bore interest at 0.5% per annum and matures on December 13, 2023. The account was closed on May 30, 2023.

At June 30, 2023, the Company’s solicitor is holding $nil (March 31, 2023 – $nil) as all the proceeds under customer contracts has been released after satisfying performance obligations.

4.	Assets held for Sale

At June 30 2023, the Company reallocated $285,111 of liabilities related to the BESS projects for PGBEP2 and Sheaf, to Assets held for Sale as the result of the agreement with JLL.

To clarify, the Assets held for Sale fulfilled the requirements on March 17, 2023, when all the criteria were satisfied.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

4.	Assets held for Sale (continued)

As at June 30, 2023 the Company was in an exclusive negotiation with a potential buyer of Sheaf Energy Limited.

		June 30, 2023	March 31, 2023

Cash		43,761	113,380
Prepaid expenses, parts inventory, and advances		–	4,454
Other receivables		66,835	61,576
Projects under development		10,258,377	46,674,258
Security Deposits & Other Advances		88,370	495,602
Rights of use asset		–	2,302,049
Accounts payable and accrued liabilities		(111,740)	(638,156)
Loans payable		(10,630,714)	(10,312,906)
Long term loan payable		–	(17,771,173)
Long-term operating lease obligation		–	(2,360,024)
(Liabilities) /Assets held for Sale	Total	(285,111)	18,569,060

After the amount has been reallocated to Assets held for Sale the account “Projects under development” shows a total of $522,293 which is split between $53,648 related to the capitalization of FOWE (Fuel Oil Water Emulsification) development and $468,645 related to capitalization of BESS project in Australia.

5.	Property and Equipment

	Cost $	Accumulated depreciation $	June 30, 2023 Net carrying value $	March 31, 2023 Net carrying value $

Building	900,617	(247,425)	653,192	708,979
Furniture and equipment	375,429	(252,729)	122,699	137,352
Computer equipment	15,101	(14,342)	759	885
Leasehold improvements	9,963	(8,469)	1,495	1,993

Total	1,301,110	(522,965)	778,145	849,209

The Company recorded $37,120 in depreciation expense on property and equipment for the three months ended June 30, 2023 (2022 – $53,584).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

6.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	June 30, 2023 Net carrying value $	March 31, 2023 Net carrying value $

Patents and technical information	36,340,057	(9,434,674)	(20,457,256)	6,448,127	6,700,921
Software licensing	11,216	(6,604)	–	4,612	5,563
Total	36,351,273	(9,441,278)	(20,457,256)	6,452,739	6,706,484

The Company recorded $253,473 of amortization expense on intangible assets for the three months ended June 30, 2023 (2022 – $220,055).

The Company has allocated $252,794 (2022 - $219,367) of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $679 (2022 - $688).

Future amortization of intangible assets is as follows based on fiscal year:

$

2024	694,953
2025	948,697
2026	946,220
2027	946,018
2028	946,018
Thereafter	1,970,833

Total	6,452,739

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

7.	Acquisition of Sheaf Energy Ltd.

(a)	Acquisition of Sheaf Energy Ltd

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

(b)	Potential sale of Sheaf Energy Ltd.

On January 26, 2023, the Company entered into an agreement with Jones Lang LaSalle Limited (“JLL”) for JLL to act as a broker for the sale of the 249MW Battery Storage Project within Sheaf Energy Limited.

As at June 30, 2023 the Company was in an exclusive negotiation with a potential buyer of Sheaf Energy Limited.

8.	Disposal of Subsidiaries (REP & PGBEP1)

On June 9, 2023, PGES (UK), a subsidiary of the Company, entered into a sale and purchase agreement (“SPA”), jointly with Green Power Reserves Ltd. (“GPR”) with Sosteneo Fund 1 Holdco Sarl (“Buyer”) to sell the shares of PGBEP 1 to the Buyer. PGBEP 1 is 50% owned by PGES (UK) as a controlling interest subsidiary, while GPR owns the remaining 50% nonredeemable noncontrolling interest. The disposal became unconditional on June 26, 2023.

The purchase price paid by the Buyer to PGES (UK) and GPR consisted of £29.9 million ($37.4 million) in initial consideration and an additional £15.1 million ($18.9 million) in performance milestone payments upon successful completion and operations of the BESS projects. The Company does not have a history of completing these types of BESS projects and does not have the information needed to reasonably estimate whether or not performance milestones will be met, accordingly any gain related to these milestone payments will be recorded in the period the consideration is determined to be realizable.

As a result of the sale, the Company recognized a net gain on disposal of $12.1million during the quarter ended June 30, 2023. The sale of PGBEP 1 did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, therefore PGBEP 1 is not presented as a discontinued operation. The net income of PGBEP 1 is included in the consolidated statement of operations through the June 26, 2023, disposal date. The assets, liabilities and equity (including non-controlling interest) of PGBEP 1 were deconsolidated effective June 26, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

8.	Disposal of Subsidiaries (REP & PGBEP1) (continued)

The Company also incurred £0.3 million ($0.4 million) of legal fees and £0.4 million ($0.5 million) of broker fees related to the sale.

The gain on sale of PGBEP 1 shares is calculated as follows:

	GBP	FX	USD
Consideration received (A)	11,258,370	1.2519	14,094,907

Net assets:
Cash			116,057
Projects under development			43,642,826
Other assets			3,992,999
Long term AP and accruals			(24,830,942)
Other liabilities & Non-controlling interest			(23,406,419)
Total (B)			(485,479)

Initial Investment in PGBEP (C)			2,461,289

Gain (A)-(B)-(C)			12,119,097

In addition to the derecognition of the balances sold and recognition of the gain on sale of subsidiary, as discussed above, the SPA also includes certain contingent assets and liabilities which have not been recorded in the statement of financial position due to their remote nature. Contingent assets of £15.1 million ($18.9 million) relate to performance milestone payments as discussed above. Contingent liabilities relate to potential liquidated damages for each day that REP 1 and REP 2 are late in achieving energization target dates. The daily amounts are £12,500 ($15,650) and £ 7,500 ($9,390) for REP 1 and REP 2 respectively, up to a maximum of £7.7 million ($9.6 million). Management have noted that liquidated damages under the SPA have been invoked, effective from August 1, 2023 as disclosed in Note 21(b).

9.	Noncontrolling Interest

On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture.

Details of the carrying amount of the noncontrolling interests are as follows:

	June 30, 2023 $	March 31, 2023 $

Non-redeemable noncontrolling interest	–	16,140,339
Net income attributable to noncontrolling interest (BESS)	–	(354,987)
Net income attributable to noncontrolling interest (JV)	(148,713)	(121,677)
Non-controlling interest	(148,713)	15,663,675

During the period June 30, 2023, Net income attributable to noncontrolling interest was ($325, 454) split as follows; Net income attributable to noncontrolling interest (BESS) was ($298,418) and ($27,036) was attributable to non-controlling interest (JV).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

10.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three months ended June 30, 2023, and 2022 is as follows:

	Three Months Ended June 30, 2023 $	Three Months Ended June 30, 2022 $

Products	–	1,655,158
Services	1,188,838	368,718

Total	1,188,838	2,023,876

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

Service revenue by type for the three months ended June 30, 2023, and 2022 is as follows:

	Three Months Ended June 30, 2023 $	Three Months Ended June 30, 2022 $

Specific services provided to marine scrubber systems	1,047,754	288,904
Design and engineering services for Concentrated Solar Power	141,084	79,814

Total	1,188,838	368,718

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2022	531,947	38,010		(8,143,109)

Customer receipts and receivables	–	–	–	(5,325,921)
Scrubber sales recognized in revenue			4,717,905	4,717,905
Payments and accruals under contracts	(27,181)	4,202,264	–	–
Cost of goods sold recognized in earnings	–	(3,776,459)	(3,776,459)	–

Balance, March 31, 2023	504,766	463,815		(8,751,125)

Customer receipts and receivables	–	–	–	(1,184,764)
Payments and accruals under contracts	10,528	293,324	–	–
Cost of goods sold recognized in earnings	–	(191,855)	(191,855)	–

Balance, June 30, 2023	515,294	565,284		(9,935,889)

Cost of goods sold for the period ended June 30, 2023 and 2022 is comprised as follows:

	Three Months Ended June 30, 2023 $	Three Months Ended June 30, 2022 $

Scrubber (accrual reduction) /costs recognized	(90,267)	623,166
Salaries and wages	121,049	62,379
Amortization of intangibles	252,794	219,366
Commission type costs	25,853	82,296
Design and engineering services for CSP	58,764	98,968
Specific services provided to marine scrubber systems	849,570	142,368

Total	1,217,763	1,228,543

As of June 30, 2023, Contract liabilities included $8,038,674 (March 31, 2023 - $8,038,674) aggregate cash receipts from one customer relating to thirteen vessels.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

12.	Accounts payable and accrued liabilities

	June 30, 2023 $	March 31, 2023 $

Accounts payable	2,791,167	692,526
Accrued liabilities	1,677,205	2,349,083
Other liabilities	125,596	127,973
Payroll liabilities	228,121	219,151
Total short-term accounts payable and accrued liabilities	4,822,089	3,388,733

Balance, end of period	4,822,089	3,388,733

13.	Loans Payable

On June 16, 2022, the Company signed a Facilities Agreement with Close Leasing Limited, for a total of £28.25 million ($34.90 million) for the Richborough project. The Facilities Agreement, governed by English law, is secured by debentures containing fixed and floating charges entered into by one of the Company’s subsidiaries, Richborough Energy Park Limited and its immediate parent Pacific Green Battery Energy Parks 1 Limited, as well as a debt service reserve guarantee entered into by the Company. The Facilities Agreement comprises a development facility at 4.5% above bank base rate until December 31, 2023 at which point it will be reclassified as a 5-year term loan on a 10-year amortization profile, until maturity on December 31, 2028. The term loan will bear interest at 4.5% above bank base rate for 20% of the balance, and a fixed rate of 7.173% for the 5-year period on the remaining 80% of the balance. There is also a revolving credit facility of up to £1.19 million ($1.47 million) available until March 31, 2024. The loan was disposed along with Richborough Energy Park Limited on June 26, 2023.

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

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

13.	Loans Payable (continued)

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

On December 15, 2022, the Company signed a Loan Agreement with Sheaf Storage Limited, for a total of $9,261,789 (£7,500,000) for the acquisition of Sheaf Energy Ltd. The loan is secured on a share pledge over the entire share capital of Sheaf Energy Limited. This constitutes a loan facility bearing no interest until the repayment date of September 15, 2023, at which point interest accrues at 22%. Upon repayment of the loan, a minimum repayment fee of 20% will be due and payable. Upon the sale of Sheaf Energy Ltd, the lender (Sheaf Storage Limited) is entitled to 8% of the net equity proceeds received by the Company.

The Company entered into five separate loan agreements under English law with five independent third party lenders: $803,985 (£650,000), $309,225 (£250,000), $247,380 (£200,000) and $154,612 (£125,000) each dated March 9, 2023 and $123,690 (£100,000) dated March 28, 2023. The loans are identical, except for the lenders’ names and date of Agreement.  The loans do not bear interest but instead have a “Repayment Fee” being 20% of the loan principal. The Repayment Fee is payable in full at the point the loan principal is repaid. The “Longstop Date” is defined as October 31, 2023 though should the Company enter into a Liquidity Event yielding at least $6.2 million (£5 million) before then, the loans are repayable in full at that earlier date. Upon repayment of the loan(s) the lender(s) can elect to convert 50% of the amount repaid to the equivalent value of ordinary shares in the Company at the Repayment Conversion Strike Price (defined as the Company’s average share price on the 10 business days before and after the Repayment Date). Should the Company default on the loan(s) the lender(s) can elect to convert up to 100% of the amounts outstanding to the equivalent value of ordinary shares in the Company at the Default Conversion Strike Price (defined as 0.7 x the Company’s average share price on the 10 business days before and after the Event of Default). The loan principal and repayment fee for all five loans were paid in full on June 21, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

14.	Loans Payable (continued)

	June 30, 2023 $	March 31, 2023 $

Loans payable (*)	–	1,667,484
Related Party Loan	–	791,662
Balance, end of period	–	2,459,146

(*)	The amount related to loans payable is the balance after $10.6 million has been reallocated to Assets held for Sale (see Note 4).

15.	Warranty costs

During the three months ended June 30, 2023, the Company recorded a non-cash warranty recovery of $35,320 comprising of $23,500 credited to warranty provision on the commission of one vessel, offset by a recovery from a supplier of $58,820 debited to accounts payable and accrued liabilities, (March 31,2023 – non-cash warranty recovery of $625,664). The Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	June 30, 2023 $	March 31, 2023 $

Balance, beginning of period	580,530	865,451
Warranty expense / (recovery)	23,500	(625,664)
Warranty (invoiced costs) / recovery	(160,730)	340,743

Balance, end of period	443,300	580,530

16.	Related Party Transactions

(a)	As at June 30, 2023, the Company owed $259,773 to (March 31, 2023 – $213,020) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three months ended June 30, 2023, the Company incurred $14,996 (2022 – $220,838) in commissions to companies controlled by a director of the Company.

(c)

During the three months ended June 30, 2023, the Company incurred $2,153,690 (2022 – $54,866) in consulting fees to a director, or companies controlled by a director of the Company. This includes $1,957,340 (2022 - $nil) bonus paid to a director, or companies controlled by a director of the Company.

(d)	During the three months ended June 30, 2023, the Company incurred $311,385 (2022 – $250,368) in consulting fees to a director, or companies controlled by a director of a Subsidiary of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

17.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2022	537,500	0.56	1.43	170,125

Granted	285,000	0.66	–	–

Forfeited	(337,500)	0.18	––

Balance, March 31, 2023 and June 30, 2023, vested and exercisable	485,000	0.89	1.41	84,900	*

(*)	Value represents weighted average of those options in-the-money as at June 30, 2023.

Additional information regarding stock options outstanding as at June 30, 2023 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

25,000	0.55	1.03
50,000	0.75	1.50
25,000	1.55	0.90
20,000	1.71	1.20
40,000	1.71	1.20
40,000	2.09	1.20
10,000	1.25	0.01
25,000	1.25	2.50
25,000	1.25	3.75
200,000	1.34	0.10
25,000	2.64	0.50
485,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

18.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe, Asia and Australia.

	June 30, 2023
	North America $	Europe $	Asia $	Total $

Property and equipment	4,580	119,614	653,951	778,145
Intangible Assets	6,448,127	–	4,612	6,452,739
Right of use assets	–	155,397	103,528	258,925

	6,452,707	275,011	762,091	7,489,809

	March 31, 2023
	North America $	Europe $	Asia $	Total $

Property and equipment	5,343	134,001	709,865	849,209
Intangible Assets	6,700,921	–	5,563	6,706,484
Right of use assets	–	226,860	123,569	350,429

	6,706,264	360,861	838,997	7,906,122

	North America $	Europe $	Asia $	Total $

Revenues by customer region	16,947	673,711	498,180	1,188,838
COGS by customer region	(16,272)	(613,038)	(588,452)	(1,217,762)
Gross Profit by customer region	675	60,673	(90,272)	(28,924)
GP% by customer region	4%	9%	(18%)	(2%)

For the three months ended June 30, 2023, 35% (2022 – 90%) of the Company’s revenues were derived from the largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

19.	Commitments

(a)	The Company’s subsidiaries have entered into two long-term operating leases for office premises in London, United Kingdom and Shanghai, China. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost for the three months are summarized as follows:

	June 30, 2023 $	June 30 2022 $
Operating lease expense *	123,923	109,737

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the next five fiscal years of the lease as follows:

$
2024	37,352
2025	45,577
2026	–
2027	–
Thereafter	–
Total future minimum lease payments	82,929
Imputed interest	(4,510)
Operating lease obligations	78,419

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

Neither party had funded the joint venture at March 31, 2022 and there had been no revenue and expense associated with it for the year ending March 31, 2022. Since April 1, 2022 the Company has paid in share capital and intercompany loans and accrued interest amounting to $675,083 to fund operational expenses to June 30, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

(unaudited)

(Expressed in U.S. Dollars)

20.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	June 30, 2023 $	June 30, 2022 $

United States	(5,539,280)	(2,113,373
Foreign	8,502,065	(1,010,033)

Net loss before taxes	2,962,785	(3,123,406)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	June 30, 2023 $	June 30 2022 $

Net income (loss) before taxes	2,962,785	(3,123,406)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	622,185	(655,915)
Permanent differences and other	213,650	121,545
Foreign tax rate difference	318,709	(861)
Change in valuation allowance	(1,154,544)	535,231

Income tax provision	–	–

Current	–	–
Deferred	–	–

Income tax provision	–	–

At June 30, 2023, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2013 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2017 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that it has accumulated estimated net operating losses of approximately $18.9 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has approximately $7.5 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

21.	Subsequent events

(a)	On July 3, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,250,000 shares in the Company which are issuable immediately and $2,567,200 (£2,000,000) in cash, of which $1,797,040 (£1,400,000) is payable immediately and $770,160 (£600,000) payable pro rata with the remaining consideration of the Richborough sale.

(b)

The Richborough Energy Park project did not achieve the Interim Operation Notification (“ION”) milestone on August 1, 2023 as originally planned, which results in liquidated damages being invoked on a daily basis at a daily rate of £7,500 (approximately $9,525) until the matter is resolved. The project engineering team are focused on resolving the technical delay by performing software simulation studies on the entire generation facility, and fully expect the ION to be issued and enacted by National Grid during August 2023. The sum of the resultant liquidated damages will be set off against future milestone receipts payable by the Buyer (Sosteneo Fund 1 HoldCo Sarl) to the Company.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Marine Technologies (USA) Inc., a Delaware corporation (inactive), (8) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (9) Pacific Green Solar Technologies Inc., a Delaware corporation, (10) Pacific Green Corporate Development Inc. (formerly Pacific Green Hydrogen Technologies Inc.), a Delaware corporation, (11) Pacific Green Wind Technologies Inc., a Delaware corporation, (12) Pacific Green Technologies International Ltd., a British Virgin Islands company, (13) Pacific Green Technologies Asia Ltd., a Hong Kong company, (14) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (15) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (16) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (17) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (18) Pacific Green Energy Parks Inc., a Delaware corporation, (19) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (20) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (21) Pacific Green Portland West Pty Ltd., an Australian company, (22) Pacific Green Portland East Pty Ltd., an Australian company, (23) Pacific Green Energy Park Portland Pty Ltd., an Australian company, (24) Pacific Green Energy Parks Australian Pty Ltd., an Australian company, (25) Pacific Green Energy Park Limestone Coast North Pty Ltd., an Australian company, (26) Pacific Green Energy Park Limestone Coast West Pty Ltd., an Australian company, (27) Pacific Green Energy Park Limestone Pty Ltd., an Australian company, (28) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (29) Sheaf Energy Ltd., a United Kingdom company, unless otherwise indicated.

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

In all the above areas, Pacific Green plans to execute this vision by a dual strategy of equipment sales and proactive infrastructure development and ownership, each is led by acquisitions of technology capabilities and project investment opportunities, highlighted to date by the following events:

●	on December 20, 2019, the Company closed the acquisition of Shanghai Engin Digital Technology Co. Ltd. (“Engin”) a solar design, development and engineering company. Engin is a design and engineering business focused primarily on CSP, desalination and waste to energy technologies. Engin’s CSP reference plants in China comprise over 150MW and we are now in talks to provide CSP alongside future ammonia and hydrogen production facilities in Asia and South America;

●	on October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients included Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Shell plc. The acquisition underpins our entry into the BESS market;

●	on March 18, 2021, the Company acquired Richborough Energy Park Limited (“Richborough”), a BESS development project to deliver 99MW of energy in Kent, UK and subsequently sold the entity under the terms of a Sale and Purchase Agreement on June 26, 2023 (see Note 8); and

●	On December 6, 2022 the Company acquired Sheaf Energy Limited for $9,126,000 (£7,500,000) which will be developed into our second BESS 249MW facility project. The acquisition was funded with a secured loan from a third-party investor, Sheaf Storage Limited, which is repayable in September 2023 (or earlier if Sheaf Energy Limited is sold earlier) along with a repayment fee of 20%.

In support of this dual strategy, we have adopted a Human Resource Strategy that seeks to hire the best talent in the core areas of our business. At June 30, 2023, the Company employed approximately 45 staff excluding full time consultants and contractors across a network of offices around the world. Our hiring plan includes the addition of sales and project execution specialists.

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

On March 18, 2021, the Company signed a framework agreement with TUPA Energy Limited (“TUPA”) to gain exclusive rights to 1.1GW of BESS projects in the UK. TUPA is a UK based company with expertise in planning, grid connections and land acquisition. The Company has to date executed 100MW in relation to the Richborough Energy Park project and 249MW in relation to the Sheaf Energy project. The framework agreement was terminated after the completion of the Sheaf Energy acquisition in December 2022.

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

On June 8, 2023, the Company approved the cancellation of 56,162 shares of Treasury stock it had previously repurchased during the year ended March 31, 2022 under an authorized share buy-back program

On June 9, 2023 Pacific Green Technologies, Inc. entered into a sale and purchase agreement to sell 100% of the shares in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) to Sosteneo Fund 1 HoldCo S.à.r.l. for £74 million ($93 million). PGBEP1 is the holding company for 100% subsidiary, Richborough Energy Park Limited, Pacific Green’s 99MW battery energy storage system (“BESS”) at Richborough Energy Park (“REP”) which begins operations later this summer. Under the terms of the Agreement entered into, the consideration is payable pursuant to operational milestones related to the battery park as it connects to the grid and becomes operational. The buyer paid an advance of £20m upon signing of the Agreement, of which £7.1m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner. On June 26, 2023 the transaction was formally completed and the buyer paid a further £9.9m, of which £4.2m was received by Pacific Green (before fees), the balance being received by the Company’s equity partner.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2023, and 2022.

Revenue for the three months ended June 30, 2023, was $1,188,838 versus $2,023,876 for the three months ended June 30, 2022. The Company’s revenues were mainly derived from the delivery obligations under service agreements and ad hoc aftersales.

During the three months ended June 30, 2023, the gross profit margin for products and services were negative nil (2022 – 40%) and 14% (2022 – 35%), respectively. The gross profit margin for products decreased significantly as there were no sales of scrubbers in the period. Overall, the gross profit margin for the quarter ended June 30, 2023, was approximately negative 2% (2022 – 39%).

Expenses for the three months ended June 30, 2023, were $7,819,456 as compared to $3,926,657 for the three months ended June 30, 2022. Management and technical consulting fees increased due to increased activity resulting from the sale of PGBEP 1 and REP in June 2023. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, bonuses and professional fees also increased due to increased business activities. The impact of various international factors on foreign exchange rates caused fluctuations which saw the Company’s foreign exchange losses increase significantly.

The three months ended June 30, 2023, our company recorded a net profit of $3,288,239 ($0.06 per share) compared to net loss of $3,259,230 ($0.07 per share) for the three months ended June 30, 2022.

Our financial results for the three months ended June 30, 2023, and 2022 are summarized as follows:

	Three Months Ended
	June 30,
	2023 $	2022 $
Revenues
Products	–	1,655,158
Services	1,188,838	368,718
Total Revenues	1,188,838	2,023,876
Cost of goods sold
Products	191,856	987,207
Services	1,025,907	241,336
Total Cost of goods sold	1,217,763	1,228,543
Gross (loss) / profit	(28,925)	795,333

Expenses
Advertising and promotion	104,150	143,267
Amortization of intangible assets	679	688
Bad Debts Expense (recovery)	11,477	–
Depreciation	37,120	53,584
Foreign exchange loss	812,372	497,696
Management and technical consulting	5,231,250	989,084
Operating lease expense	123,923	109,737
Office and miscellaneous expense	433,494	462,769
Professional fees	36,014	287,025
Research and development	32,197	13,772
Salaries and wages	897,008	982,914
Transfer agent and filing fees	15,734	13,754
Travel and accommodation	119,358	190,767
Warranty and related (income) / expense	(35,320)	181,600
Total expenses	7,819,456	3,926,657

Other income (expense)
Financing interest income	1,039	46,269
Finance interest on loans	–	–
Gain on derecognition of a subsidiary	12,119,097	–
Interest (expense) and other	(1,308,970)	(38,351)
Net income /(loss) for the period before noncontrolling interest	2,962,785	(3,123,406)
Net (loss) /income attributable to noncontrolling interest	(325,454)	135,824
Net income /(loss) for the period	3,288,239	(3,259,230)

Liquidity and Capital Resources

Working Capital

	June 30, 2023 $	March 31, 2023 $
Current Assets	11,516,008	3,757,334
Current Liabilities	15,792,705	15,537,991

Working Capital (Deficit)	(4,276,697)	(11,780,657)

Cash Flows

	June 30, 2023 $	June 30, 2022 $
Net Cash (Used in) / Provided by Operating Activities	(6,104,682)	6,312,027
Net Cash Provided by/ (Used in) Investing Activities	6,266,366	(6,978,986)
Net Cash Provided by Financing Activities	6,677,799	–
Effect of Exchange Rate Changes on Cash	199,535	(1,121,996)

Net Change in Cash and Cash Equivalents	7,039,018	(5,012,730)

As of June 30, 2023, we had $8,268,995 in cash and cash equivalents, $11,388,918 in total current assets, $15,665,615 in total current liabilities and a working capital deficit of $4,276,697 compared to working capital deficit of $11,780,657 as at March 31, 2023. The Company’s working capital deficit was reduced due to increased cash resulting mainly from the sale of Pacific Green Battery Energy Parks 1 Ltd and its subsidiary Richborough Energy Park Ltd.

During the three months ended June 30, 2023, we used $6,104,682 in operating activities in comparison to $6,312,027 generated from operating activities for the three months period ended June 30, 2022. The operating cash flow for the three months ended June 30, 2023, was mainly resulted from increased receivables and other operating expenses during the period.

During the three months ended June 30, 2023, we generated $6,266,366 in investing activities, whereas we used $6,978,986 in investing activities during the three months ended June 30, 2022. Our investing activities for the three months ended June 30, 2023, were primarily related to sales proceeds from the disposal of Pacific Green Battery Energy Parks 1 Ltd and its subsidiary Richborough Energy Park Ltd.

During the three months ended June 30, 2023, we generated $6,677,799 in financing activities, whereas we used $nil in financing activities during the three months ended June 30, 2022. Our financing activities for the three months ended June 30, 2023, were primarily related to additional loans in the period, which then formed part of the net liabilities used to derive the gain from the sale of the disposal of the subsidiary.

Anticipated Cash Requirements

On December 6, 2022 the Company acquired Sheaf Energy Limited for $9,126,000 (£7,500,000) which will be developed into our second BESS 250MW facility project. The acquisition was funded with a secured loan from a third party investor, Sheaf Storage Limited. We anticipate reaching financial close during the second half of 2023. We are funding our Sheaf project expenditure prior to financial close with cash proceeds from the sale in June 2023 of Pacific Green Battery Energy Parks 1 Ltd and its subsidiary Richborough Energy Park Ltd. These funds raised will also cover our normal operating expenditure over the next 12 months. We are currently negotiating with several parties to raise sufficient debt funding from third parties to cover development expenditure on our Australia energy park projects and other renewable energy opportunities.

As of June 30, 2023, we had $8,268,995 cash on hand. After careful consideration we believe current operations, anticipated deliveries and expected profit from such deliveries, sales of products in our Batteries business and the raising of short-term funds to be sufficient to cover expected cash operating expenses over the next 12 months.

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

Going Concern

Our financial statements for the quarter ended June 30, 2023 have been prepared on a going concern basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2023.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

This Quarter Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: August 14, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Richard Fraser-Smith
Richard Fraser-Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)