Form 10-Q
period 2023-09-30
Pacific Green Technologies Inc.
filed 2023-11-14
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

52,220,724 common shares issued and outstanding as of November 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and six months ended September 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	September 30, 2023 $	March 31, 2023 $
ASSETS
Cash and cash equivalents	1,439,484	1,160,358
Short-term investments and amounts in escrow (Note 3)	–	56,483
Accounts receivable, net of allowance for doubtful accounts of $51,445 and $97,640 at September 30, 2023 and March 31, 2023, respectively	793,924	886,663
Other receivable, net of allowance for doubtful accounts of $nil and $3,951 at September 30, 2023 and March 31, 2023, respectively (Note 4)	6,479,390	359,461
Accrued revenue (Note 11)	307,543	504,766
Prepaid expenses, parts inventory and advances (Note 4)	1,206,845	325,788
Prepaid manufacturing costs (Note 11)	896,800	463,815
Projects under development (Note 5)	16,302,854	–
Total current assets	27,426,840	3,757,334

Asset held for sale (Note 4)	–	18,569,060
Project under development	–	39,970
Property and equipment (Note 6)	760,023	849,209
Intangible assets (Note 7)	6,215,515	6,706,484
Right of use asset	164,145	350,429
Security deposits and other advances (Note 4)	2,438,372	293,680
Total assets	37,004,895	30,566,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 4), (Note 12)	7,805,054	3,388,733
Warranty provision (Note 14)	416,361	580,530
Contract liabilities (Note 11)	9,611,925	8,751,125
Loans payable (Note 13)	3,834,315	2,459,146
Loans of Projects Under Development (Note 13)	11,192,035	–
Current portion of lease obligations	47,723	145,437
Due to related parties (Note 15)	152,140	213,020
Total current liabilities	33,059,553	15,537,991

Other long-term obligation	–	127,974
Long-term operating lease obligation	32,716	84,621
Total liabilities	33,092,269	15,750,586

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 52,220,724 and 47,276,886 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	52,221	47,277
Additional paid-in capital	95,905,539	93,107,946
Accumulated other comprehensive income	3,525,967	2,944,086
Deficit	(96,398,786)	(96,847,650)
Total stockholders’ equity before treasury stock	3,084,941	(748,341)

Treasury stock, at cost, nil shares and 56,162 shares at September 30, 2023 and March 31, 2023, respectively	–	(99,754)

Total stockholders’ equity	3,084,941	(848,095)

Noncontrolling interest (Note 10)	827,685	15,663,675

Total equity	3,912,626	14,815,580
Total liabilities and stockholders’ equity	37,004,895	30,566,166

Nature of Operations (Note 1)

Commitments (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended September 30, 2023 $	Three Months Ended September 30, 2022 $	Six Months Ended September 30, 2023 $	Six Months Ended September 30, 2022 $

Sales (Note 11)
Products	–	699,289	–	2,354,447
Services	1,164,989	496,064	2,353,827	864,782
Total revenues	1,164,989	1,195,353	2,353,827	3,219,229
Cost of goods sold (Note 11)
Products	251,831	713,040	443,687	1,700,247
Services	1,348,203	341,640	2,374,110	582,976
Total cost of goods sold	1,600,034	1,054,680	2,817,797	2,283,223
Gross profit / (loss)	(435,045)	140,673	(463,970)	936,006

Expenses
Advertising and promotion	98,833	158,406	202,983	301,673
Amortization of intangible assets (Note 7)	626	662	1,305	1,350
Bad debts expense / (recovery)	44,747	(46,534)	56,224	(46,534)
Depreciation (Note 6)	38,295	49,487	75,415	103,071
Foreign exchange loss / (gain)	251,827	(393,375)	1,064,199	104,321
Management and technical consulting	4,052,668	315,240	9,283,918	1,304,324
Office and miscellaneous	520,908	527,307	954,402	990,076
Operating lease expense (Note 18)	93,436	99,253	217,359	208,990
Professional fees	227,143	460,635	263,157	747,660
Research and development	112,144	–	144,341	13,772
Salaries and wage expenses	1,546,262	1,065,710	2,443,270	2,048,624
Transfer agent and filing fees	20,592	17,043	36,326	30,797
Travel and accommodation	118,394	208,463	237,752	399,230
Warranty and related expense / (recovery) (Note 14)	–	–	(35,320)	181,600
Total expenses	7,125,875	2,462,297	14,945,331	6,388,954
Income / (loss) before other income (expense)	(7,560,920)	(2,321,624)	(15,409,301)	(5,452,948)
Other income / (expenses)
Financing interest income	5	10,031	1,044	56,300
Gain on derecognition of a subsidiary	5,503,794	–	17,622,891	–
Interest expense	(712,383)	(39,360)	(2,021,353)	(77,711)
Total other (expense) / income	4,791,416	(29,329)	15,602,582	(21,411)

Net (loss)/ income for the period before noncontrolling interest	(2,769,504)	(2,350,953)	193,281	(5,474,359)

Net (loss)/ income attributable to noncontrolling interest (Note 10)	(33,386)	(109,082)	(358,840)	26,742

Net (loss)/ income for the period	(2,736,118)	(2,241,871)	552,121	(5,501,101)

Other comprehensive income

Foreign currency translation gain / (loss)	425,974	202,891	581,881	(181,944)

Comprehensive (loss)/ income for the period	(2,310,144)	(2,038,980)	1,134,002	(5,683,045)
Net income per share, basic and diluted	(0.06)	(0.05)	0.00	(0.12)
Weight average number of common shares outstanding, basic (1)	49,686,872	47,339,386	51,697,028	47,339,386
Weight average number of dilutive shares outstanding, diluted	49,686,872	47,339,386	51,698,070	47,339,386

(1)	The period ended September 30, 2023, includes 210,000 (2022 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2023	47,276,886	47,277	93,107,946	2,944,086	(99,754)	15,663,675	(96,847,650)	14,815,580

Shares issued for employee services	2,750,000	2,750	1,509,750	–	–	–	–	1,512,500
Cancellation of treasury stock	(56,162)	(56)	(99,698)	–	99,754	–	–	–
Elimination of Noncontrolling interest	–	–	–	–	–	(15,590,191)	–	(15,590,191)
Transfer	–	–	–		–	103,257	(103,257)	–
Foreign exchange translation gain/ (loss)	–	–	–	155,907	–	–	–	155,907
Net Profit (loss) for the period	–	–	–	–	–	(325,454)	3,288,239	2,962,785
Balance June 30, 2023	49,970,724	49,971	94,517,998	3,099,993	–	(148,713)	(93,662,668)	3,856,581

Shares issued for employee services	2,250,000	2,250	1,370,250					1,372,500
Fair value of options granted			17,291					17,291
Noncontrolling interest	–	–				976,398		976,398
Foreign exchange translation gain	–	–		425,974				425,974
Net loss for the period	–	–					(2,736,118)	(2,736,118)
Balance September 30, 2023	52,220,724	52,221	95,905,539	3,525,967	–	827,685	(96,398,786)	3,912,626

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted	–	–	17,718	–	–	–	–	17,718
Noncontrolling interest	–	–	–	–	–	67,571	–	67,571
Foreign exchange translation loss	–	–	–	(384,835)	–	–	–	(384,835)
Net loss for the period	–	–	–	–	–	–	(3,259,230)	(3,259,230)
Balance June 30, 2022	47,026,886	47,027	92,446,921	1,650,831	(99,754)	10,429,272	(88,789,536)	15,684,761

Fair value of options granted	–	–	9,194	–	–	–	–	9,194
Noncontrolling interest	–	–	–	–	–	5,737,809	–	5,737,809
Foreign exchange translation gain	–	–	–	202,891	–	–	–	202,891
Net loss for the period	–	–	–	–	–	–	(2,241,871)	(2,241,871)
Balance September 30, 2022	47,026,886	47,027	92,456,115	1,853,722	(99,754)	16,167,081	(91,031,407)	19,392,784

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
	$	$
Operating Activities
Net profit /(loss) for the period	552,121	(5,501,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note7)	490,672	440,084
Bad debt expense/ (recovery)	56,224	–
Depreciation (Note 6)	75,415	103,071
Fair value of share-based payments	2,902,291	26,912
Financing interest	1,633,989	–
Loss / (gain) on unrealized foreign exchange	(76,235)	741,527
Lease finance charge		–
Operating lease expense	217,359	208,990
Share of Noncontrolling interest	827,685	–
Other adjustments relating to disposal of subsidiary	(534,204)	–
Gain on disposal of REP and BEP1	(17,622,891)	–
		–
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	56,483	391,331
Accounts receivable and other receivables	(1,587,823)	3,001,963
Accrued revenue	197,223	294,472
Prepaid expenses, parts inventory and advances	(1,010,352)	(1,018,499)
Security deposit and other advances	(2,070,442)	21,881
Lease payments	(130,366)	(249,024)
Prepaid manufacturing costs	(432,985)	(804,949)
Accounts payable and accrued liabilities	4,251,677	(4,510,808)
Warranty provision	(164,169)	(43,331)
Contract liabilities	860,800	1,957,452
Due to related parties	(60,880)	69,547
Net cash used in operating activities	(11,568,408)	(4,870,482)

Investing Activities
Additions of property and equipment	(35,035)	(9,052)
Projects under development	(11,832,571)	(15,316,717)
Proceeds from disposal of subsidiaries (Net Proceeds)	13,978,850	–
Acquisition of BESS Italy SPV’s	(1,398,881)	–
Net cash provided by/(used in) investing activities	712,363	(15,325,769)

Financing Activities
Noncontrolling interest (Note 7(a) and (b))	–	16,167,081
Proceeds from loan facility (Note 13)	3,782,462	1,667,426
Loans Paid - Principal	(2,359,654)	–
Loans Paid - Interest	(479,919)	–
Long term obligations – Disposal of debt through sale of assets (Note 8)	9,451,466	–
Net cash provided by financing activities	10,394,355	17,834,507

Effect of foreign exchange rate changes on cash	627,436	(899,218)
Change in cash and cash equivalents	165,746	(3,260,962)
Cash and cash equivalents, beginning of period	1,273,738	6,286,468
Cash and cash equivalents, end of period	1,439,484	3,025,506

	1,439,484	3,025,506

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994. The Company is in the business of acquiring, developing, and marketing environmental technologies, with a focus on battery energy storage systems and emission control technologies.

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

Following the sale of the REP project to Sosteneo, the Company has modified its BESS (“Battery Energy Storage Systems”) strategy of originating, developing and owning BESS projects, to a strategy of originating, developing and selling BESS projects. Under the new strategy, the Company expects income streams from BESS projects to include the following:

●	Sale of projects (Including Sales of Ownership Interests in Project Companies)

●	Construction management agreement fees

●	Asset management fees

As discussed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the sale of BESS projects falls under the scope of ASC 610-20, and net proceeds from sale of projects are recognized as revenue on the transfer of control to the buyer.

Under the new strategy, project assets and liabilities are not being held as long-term assets of the company, and are expected to be sold within 12 months. As a result, balances in consolidated BESS project entities are included in the appropriate balance sheet line items, instead of assets held for sale. Project costs incurred prior to sale are capitalized as projects under development within current assets, and associated project financing liabilities are capitalized as separately identified loans, in liabilities of projects under development within current liabilities.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are expressed in U.S. dollars. The accounting policies are consistently applied in the preparation of the consolidated financial statements. These consolidated financial statements include the accounts of the Company and the following entities:

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Dissolved, December 21, 2022
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (Formerly Pacific Green Hydrogen Technologies Inc.)	Dissolved, December 21, 2022
Pacific Green Wind Technologies Inc (“PGWT”)	Dissolved, December 21, 2022
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formerly Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Parks (UK) Ltd. (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Battery Energy Parks 2 Ltd. (“PGBEP2”)	Wholly-owned subsidiary of PGEPU
Sheaf Energy Ltd. (“Sheaf”)	Wholly-owned subsidiary of PGBEP2
Pacific Green Portland West Pty Ltd. (“PGPW”)	Wholly-owned subsidiary of PGBEP
Pacific Green Portland East Pty Ltd. (“PGPE”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Portland Pty Ltd. (“PGEPP”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Parks Australia Pty Ltd. (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd. (“PGEPLCN”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast West Pty Ltd. (“PGEPLCW”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Limestone Coast Pty Ltd. (“PGLC”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Parks (Italia) srl (“PGEPI”)	Wholly-owned subsidiary of PGEPU
Sphera Australe	51% owned subsidiary of PGEPI
Sphera Levante	51% owned subsidiary of PGEPI
Sphera Ponente	51% owned subsidiary of PGEPI
Sphera Boreale	51% owned subsidiary of PGEPI

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(b)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. As a smaller reporting company, this ASU is effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. The Company calculated an effect of $51,000 upon adoption of this guidance on April 1, 2023. Given the immaterial nature of the effect, the adoption was booked as an expense in the current period statement of income rather than a cumulative effect through retained earnings.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investments and Amounts in Escrow

At September 30, 2023, the Company has a $nil (March 31, 2023 - $56,483) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bore interest at 0.5% per annum and matures on December 13, 2023. The account was closed on May 30, 2023

At September 30, 2023, the Company’s solicitor is holding $nil (March 31, 2023 – $nil) as all the proceeds under customer contracts has been released after satisfying performance obligations.

4.	Assets held for Sale

As at September 30, 2023, the Company has reallocated $13.6 million of assets and $10.6 million liabilities, primarily related to the Sheaf project, from assets held for sale to projects under development in current assets, due to the change in business strategy from investing in BESS projects to develop, own and operate, to the strategy of developing and selling the projects.

		Pre- Reclassification	Reclassification	September 30, 2023	March 31, 2023

Cash		115,024	(115,024)	–	113,380
Prepaid expenses, parts inventory, and advances		286,266	(286,266)	–	4,454
Other receivables		531,717	(531,717)	–	61,576
Projects under development		12,607,479	(12,607,479)	–	46,674,258
Security Deposits & Other Advances		99,640	(99,640)	–	495,602
Rights of use asset		–		–	2,302,049
Accounts payable and accrued liabilities (Note 12)		(3,276,778)	3,276,778	–	(638,156)
Loans payable (*) Note 14		(11,192,035)	11,192,035	–	(10,312,906)
Long term loan payable		–	–	–	(17,771,173)
Long-term operating lease obligation		–	–	–	(2,360,024)
Reclassification	Total	(828,687)	828,687	–	18,569,060

(*)	Loans payable relates to project specific loan and has therefore been reclassified from Loans payable to Loans of Projects Under Development (Note 14)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

5.	Projects Under Development

	BESS – SHEAF Project	BESS – Australian Projects	BESS – Italian Projects	FOWE (Fuel Oil Water Emulsification) Development	Total Projects Under Development (PUD)
ASSETS
Balance at July 01, 2023	–	–	–	53,648	53,648
Reclassifications	10,003,789	58,870	–	-	10,062,659
Additions	2,603,690	1,143,100	2,439,757	–	6,186,547
Disposals	–	–	–	–	–
Balance at September 30, 2023	12,607,479	1,201,970	2,439,757	53,648	16,302,854

6.	Property and Equipment

	Cost $	Accumulated depreciation $	September 30, 2023 Net carrying value $	March 31, 2023 Net carrying value $

Building	895,066	(263,700)	631,366	708,979
Furniture and equipment	399,788	(272,804)	126,983	137,352
Computer equipment	15,008	(14,330)	677	885
Leasehold improvements	9,963	(8,967)	996	1,993
Total	1,319,825	(559,802)	760,023	849,209

For the three and six months ended September 30, 2023, the Company recorded $38,295 (2022 $49,487) and $75,415 (2022 – $103,071) in depreciation expense on property and equipment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

7.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	September 30, 2023 Net carrying value $	March 31, 2023 Net carrying value $

Patents and technical information	36,340,057	(9,671,247)	(20,457,255)	6,211,555	6,700,921
Software licensing	11,147	(7,187)	-	3,960	5,563
Total	36,351,204	(9,678,434)	(20,457,255)	6,215,515	6,706,484

For the three and six months ended September 30, 2023, the Company recorded $237,199 (2022 – $220,029) and $490,672 (2022 – $440,084) in amortization expense on intangible assets.

For the three and six months ended September 30, 2023, the Company has allocated $236,573 (2022 - $219,367) and $489,367 (2022 - $438,734) of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $626 (2022 - $688) and $1,305 (2022 - $1,350) for the three and six months ended September 30, 2023.

Future amortization of intangible assets is as follows based on fiscal year:

$

2024	948,971
2025	947,572
2026	946,291
2027	946,291
2028	946,291
Thereafter	1,480,099
Total	6,215,515

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

8.	Acquisitions

(a)	Acquisition of Sheaf Energy Ltd

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

(b)	Acquisition of BESS Italian Project Companies

On September 27 2023, the Company through its indirectly wholly owned subsidiary, Pacific Green Energy Parks (Italia) S.r.l. (“EPI”) purchased 51% of the capital in Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”) from Sphera Energy S.r.l. (“Sphera”). Sphera established the Italy Project Companies for the development of five BESS projects in Italy.

The Company paid Sphera €1.0 million ($1.06 million) on the closing date for a 51% interest in the Italy Project Companies. The Company also made a partial advance of €2.0 million ($2.01 million) against its purchase of the remaining 49% of the capital of the Italy Project Companies on the closing date and a further €0.3 million ($0.35 million) to pay off the liabilities held in the Italy Project Companies to its shareholders.

The total consideration recognized of €3.36 million ($3.42 million) is attributed between net working capital of $nil, projects under development representing the rights acquired of $2.42 million and investment advance treated as a non-current asset of $2.01 million. A noncontrolling interest of $1.01 million has been recorded in relation to the 49% not held by the Company.

Under the terms of the purchase agreement, the Company agreed to advance Sphera a further €2.0 million upon the filing of the application for a license from the Ministry for the Environment and Energy Security (“MASE”).

The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status. The purchase price for the remaining capital in each Project Company will be equal to the difference between €55,500 per MW installable and authorized under the license and €200,000 less €2,000 per MW installable.

The Company has also signed development service agreements for the Italian Project Companies with Sphera.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

9.	Disposals

(a)	Disposal of Subsidiaries (REP & PGBEP1)

On June 9, 2023, Pacific Green Energy Storage (UK) Ltd (“PGES”) and Green Power Reserves Ltd (“GPR”), a third party investor entered into a sale and purchase agreement to sell their 50% controlling interest and 50% nonredeemable noncontrolling interest respectively in BEP1 and its fully owned subsidiary, Richborough Energy Park Ltd (“REP”), (together, “REP Project”) to Sosteneo Fund 1 Holdco Sarl (“Sosteneo”). The disposal became unconditional on June 26, 2023.

The purchase price paid by Sosteneo to PGES (UK) and GPR consisted of £29.9 million ($37.4 million) in initial consideration and an additional £15.1 million ($18.9 million) in performance milestone payments upon successful completion and operations of the BESS projects.

As a result of the sale, the Company recognized a net gain on disposal of $12.1million during the quarter ended June 30, 2023. As the sale of REP Project did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, REP and PGBEP 1are not presented as a discontinued operation. The net income of REP and PGBEP 1 is included in the consolidated statement of operations through the June 26, 2023, disposal date. The assets, liabilities and equity (including non-controlling interest) of PGBEP 1 were deconsolidated effective June 26, 2023.

No gain was recorded in relation to the prospective milestone payments in the prior quarter, as it was considered that the Company did not have the information needed to reasonably estimate whether or not performance milestones will be met.

In the current quarter, following the change in strategy of the Company from developing and operating BESS projects to developing and selling BESS projects, and further development of project management and execution capabilities, the Company has re-evaluated the performance milestones.

Of the £15.1 million ($19.0 million) gross deferred consideration, a reduction of £1.75 million ($2.2 million) has been reserved for negotiated and anticipated changes to the total milestone payments. After deduction of 1.2% agent fees and 49.4% share of the minority investor, this gives a total projected receivable of £6.7 million ($8.4 million). Offsetting this are actual liquidated damages of £285,000 ($360,000) (38 days at £7,500 per day) incurred on REP2 battery system and £100,000 ($126,000) (8 days at £12,500 per day) are estimated on REP1 battery system.

Following a review of the milestones included within this total net anticipated revenue £6.5 million ($8.3 million), milestones with value of £4.3 million ($5.4 million) have been assessed as not being at risk of reversal in future reporting periods and have been recorded as gain on disposal in the current quarter. Level of confidence of meeting remaining milestones that have not yet been recorded as gain on disposal will be re-assessed in future reporting periods.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

9.	Disposals (continued)

(a)	Disposal of Subsidiaries (REP & PGBEP1) (continued)

The Company also incurred £0.3 million ($0.4 million) of legal fees and £0.4 million ($0.5 million) of broker fees related to the sale.

The gain on sale of PGBEP 1 shares is calculated as follows:

	GBP	FX	USD
Consideration received (A)	11,258,370	1.2519	14,094,907

Net assets:
Cash			116,057
Projects under development			43,642,826
Other assets			3,992,999
Long term AP and accruals			(24,830,942)
Other liabilities & Non-controlling interest			(23,406,419)
Total (B)			(485,479)
Initial Investment in PGBEP (C)			2,461,289
Gain (A)-(B)-(C)			12,119,097

In addition to the derecognition of the balances sold and recognition of the gain on sale of subsidiary, the SPA also includes certain contingent assets and liabilities which were not recorded in the statement of financial position as at June 30, 2023, due to their remote nature.

(b)	Sale of Sheaf Energy Ltd.

On November 02, 2023, the Company reached financial close on a £120 million (US$146 million) senior debt facility provided to Sheaf Energy Ltd by National Westminster Bank plc (“NatWest”) and UK Infrastructure Bank Limited (“UKIB”), contributing £60 million ($73 million) each. The facility will be used to fund the development and construction of Sheaf Energy Park, following which repayment will occur on a 10-year amortization profile upon the start of commercial operations.

Also on November 02, 2023, the Company entered into a transaction committing to sell 100% of the shares in Pacific Green Battery Energy Parks 2 Limited (“PGBEP2”) and its 100% subsidiary, Sheaf Energy Limited, to Sosteneo Fund 1 HoldCo S.à.r.l. (“Sosteneo”) for £210 million ($ 257 million).

Under the terms of the transaction, the Company and Sosteneo have granted each other respective options to buy or sell the shares in PGBEP2. As part of the transaction, Sosteneo will provide a £70 million ($85 million) capital expenditure loan facility to PGBEP2, which together with the senior debt facility, will fully fund the development and construction of Sheaf Energy Park. Conditions precedent to exercising the options are expected to be fulfilled within 90 days of the transaction.

Under the terms of the transaction, the Company has received a deposit of £12.2 million ($14.9 million) less legal fees of £0.3 million ($0.4 million). Post financial close, the Company is entitled to receive further deferred consideration upon achieving certain construction milestones, being milestone 1: £7.26 million ($8.9 million) on BESS delivery to site, milestone 2: £4.96 million ($6.1 million) upon reaching commercial operation date prior to March 2026, and milestone 3: £1.3 million ($1.6 million) upon receipt of a land remediation tax credit of this amount. The Company is liable for an 18% profit share fee to Sheaf Storage Ltd, payable following receipt of each element of sale proceeds.

As part of the transaction, the Company also received a £3.75 million ($4.6 million ) advance payment of a construction management fee, a £1.64 million ($2.0 million ) repayment of an intercompany loan balance, and settlement of the $9.26 million (£7.5 million) loan principal and $2.3 million (£1.9 million) 25% repayment fee from PGBEPS2 to Sheaf Storage Ltd, a third party.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

10.	Noncontrolling Interest

On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture.

Between March 2022 and September 2022, Green Power Reserves Limited (“GPR”) made an equity investment of a total $16.0 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“BEP1”), and its fully owned subsidiary, Richborough Energy Park Ltd (“REP”) (together: “REP Project”). The Company retained control over BEP1 by virtue of holding 65% of the voting rights and appointing two of the three directors.

On September 27, 2023, the Company purchased 51% of the capital of four Italy Project Companies from Sphera. The Company paid Sphera €1.0 million ($1.06 million) and recorded noncontrolling interest of €0.96 million ($1.01 million) on the €1.96 million ($2.07 million) gross capitalized asset value.

Details of the carrying amount of the noncontrolling interests are as follows:

	September 30, 2023 $	March 31, 2023 $

Non-redeemable noncontrolling interest	–	16,140,339
Net (loss)/ income attributable to noncontrolling interest (BESS REP)	–	(354,987)
Net loss income attributable to noncontrolling interest (JV)	(182,099)	(121,677)
Acquired noncontrolling interest (BESS Italy)	1,009,784	–
Non-controlling interest	827,685	15,663,675

During the period September 30, 2023, Net income attributable to noncontrolling interest was ($358, 840) split as follows; Net income attributable to noncontrolling interest (BESS) was ($298,418) and ($60,423) was attributable to non-controlling interest (JV).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, Contract Assets and Contract Liabilities

The Company derives revenue from the sale of products, delivery of services. Revenue disaggregated by type for the three and six months ended September 30, 2023, and 2022 is as follows:

	Three Months Ended September 30, 2023 $	Three Months Ended September 30, 2022 $	Six Months Ended September 30, 2023 $	Six Months Ended September 30, 2022 $

Products	–	699,289	–	2,354,447
Services	1,164,989	496,064	2,353,827	864,782
Total	1,164,989	1,195,353	2,353,827	3,219,229

Revenue from services include specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power. Contracts for specific services provided to marine scrubber systems represent maintenance services. Contracts for Concentrated Solar Power include design and engineering services provided to clients. Revenue for Marine service contracts is recognized as the services are provided.

Service revenue by type for the three and six months ended September 30, 2023, and 2022 is as follows:

	Three Months Ended September 30, 2023 $	Three Months Ended September 30, 2022 $	Six Months Ended September 30, 2023 $	Six Months Ended September 30, 2022 $

Specific services provided to marine scrubber systems	932,048	362,649	1,979,802	651,552
Design and engineering services for Concentrated Solar Power	232,941	133,415	374,025	213,229
Total	1,164,989	496,064	2,353,827	864,781

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, Contract Assets and Contract Liabilities (continued)

The Company has analyzed its sales contracts under ASC 606 and has identified that the percentage of completion of the contract often is not directly correlated with contractual billing terms with customers. As a result of the timing differences between customer sales invoices and percentage of completion of the contract, contractual assets and contractual liabilities have been recognized.

As of September 30, 2023, Contract liabilities included $8,038,674 (March 31, 2023 - $8,038,674) aggregate cash receipts from one customer relating to thirteen vessels.

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $

Balance, March 31, 2022	531,947	38,010		(8,143,109)

Customer receipts and receivables	–	–	–	(5,325,921)
Scrubber sales recognized in revenue	–		4,717,905	4,717,905
Payments and accruals under contracts	(27,181)	4,202,264	–	–
Cost of goods sold recognized in earnings	–	(3,776,459)	(3,776,459)	–
Balance, March 31, 2023	504,766	463,815		(8,751,125)

Customer receipts and receivables	–	–	–	(860,800)
Scrubber sales recognized in revenue	–		–	–
Payments and accruals under contracts	(197,223)	876,671	–	–
Cost of goods sold recognized in earnings	–	(443,686)	(443,686)	–
Balance, September 30, 2023	307,543	896,800		(9,611,925)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, Contract Assets and Contract Liabilities (continued)

Cost of goods sold for the period ended September 30, 2023 and 2022 is comprised as follows:

	Three Months Ended September 30, 2023 $	Three Months Ended September 30, 2022 $	Six Months Ended September 30, 2023 $	Six Months Ended September 30, 2022 $

Scrubber costs recognized	–	419,736	(90,267)	1,042,901
Salaries and wages	142,812	23,940	263,861	86,319
Amortization of intangibles	236,573	219,367	489,367	438,734
Commission type costs	3,229	49,997	29,081	132,293
Design and engineering services for CSP	110,245	51,232	169,009	150,200
Specific services provided to marine scrubber systems	669,144	290,408	1,518,715	432,776
Construction management services	438,031	-	438,031	-
Total	1,600,034	1,054,680	2,817,797	2,283,223

12.	Accounts Payable and Accrued Liabilities

	September 30, 2023 $	March 31, 2023 $

Accounts payable (*)	4,946,722	692,526
Accrued liabilities	2,711,990	2,349,083
Other liabilities	–	127,973
Payroll liabilities	146,342	219,151
Total short-term accounts payable and accrued liabilities	7,805,054	3,388,733
Balance, end of period	7,805,054	3,388,733

(*)	As of September 30, 2023, Accounts payable included $3,262,179 (Note 4) of Payables specific to Projects Under Development incurred on BESS Sheaf project, which has been reclassified from Assets Held for Sale due to the change in Company strategy in the period.

Accrued liabilities include $0.2 million related to anticipated losses required to be incurred to complete the REP construction management agreement until December 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

13.	Loans Payable

On December 15, 2022, the Company signed a Loan Agreement with Sheaf Storage Limited, for a total of $9,261,789 (£7,500,000) for the acquisition of Sheaf Energy Ltd. The loan is secured on a share pledge over the entire share capital of Sheaf Energy Limited. The loan had a repayment date of September 15, 2023, with a fixed repayment fee of 20%. The lender was entitled to 8% of the net equity proceeds received by the Company from the sale of Sheaf Energy Ltd.

On September 14, 2023, the Company signed an addendum to the Loan Agreement, extending the term of the loan to be repayable on November 15, 2023, with revised repayment fee of 25% due and payable on repayment. Upon the sale of Sheaf Energy Ltd, the lender is entitled to 18% of the net equity proceeds received by the Company.

On September 20, 2023, the Company entered into seven separate loan agreements under English law and one under US Law with seven independent third party lenders for a total of £1,050,000 and $2,500,000 (total equivalent $3,782,000), to provide additional short-term working capital to the Company in funding BESS projects. The loans have identical terms.

Each loan is split into two equal tranches and in the absence of a prior liquidity event, is repayable on March 20, 2024, or has a longstop date of June 20, 2024. Tranche 1 liquidity event occurs when the Company receives net funds in excess of £4 million from the disposal of Sheaf Project, and results in a repayment of Tranche 1 principal plus a repayment fee of 20%. Tranche 2 liquidity event occurs when the Company receives deferred consideration due on reaching commercial operation under the REP sale and purchase agreement, and results in a repayment of Tranche 2 principal plus a repayment fee of 25% of Tranche 2. The loans do not bear other interest apart from the “Repayment Fee”. In the event of default, the lender can elect to convert up to 100% of amounts outstanding (including any unpaid repayment fee due) to the equivalent value of ordinary shares in the Company at 1.5x the Default Conversion Strike Price (defined as 0.7x the Company’s average share price on the 10 business days before and after the Repayment Date).

	September 30, 2023 $	March 31, 2023 $

Loans payable (*)	3,834,315	1,667,484
Long term loans payable	–	791,662
Loans of Projects Under Development (Note 4)	11,192,035	–
Balance, end of period	15,026,350	2,459,146

(*)	As of September 30, 2023, Loan of Project Under Development from Sheaf Storage Ltd, relating to Sheaf Project has been reclassified from Assets Held for Sale due to the change in Company strategy.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

14.	Warranty Costs

During the three and six months ended September 30, 2023, the Company recorded a non-cash warranty recovery of $nil (2022 - $ nil) and $35,320 ($23,500 credited to warranty provision on the commission of one vessel, offset by a recovery from a supplier of $58,820 debited to accounts payable and accrued liabilities) (2022 - $181,600). The Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	September 30, 2023 $	March 31, 2023 $

Balance, beginning of period	580,530	865,451
Warranty expense / (recovery)	23,500	(625,664)
Warranty (invoiced costs) / recovery	(187,669)	340,743
Balance, end of period	416,361	580,530

15.	Related Party Transactions

(a)	At September 30, 2023, the Company owed $152,140 to (March 31, 2023 – $213,020) companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the three and six months ended September 30, 2023, the Company incurred $14,979 (2022 – $37,897) and $29,974 (2022 – $85,962) in commissions to companies controlled by a director of the Company.

(c)	During the three and six months ended September 30, 2022, the Company incurred $2,193,240 (2022– $163,500) and $4,346,930 (2022– $327,000) in consulting fees and bonus to a director, or companies controlled by a director of the Company. This includes $3,954,380 (2022 - $nil) bonus paid to a director of the Company.

(d)	During the three and six months ended September 30, 2023, the Company incurred $171,497 (2022– $201,072) and $472,621 (2022– $505,572) in consulting fees to a director, or companies controlled by a director of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

16.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2022	537,500	0.56	1.43	170,125
Granted	285,000	0.66	–	–
Forfeited	(337,500)	0.18	––
Balance, March 31, 2023 and June 30, 2023	485,000	0.89	1.41	84,900
Granted	100,000	0.60	–	–
Balance, September 30, 2023, vested and exercisable	585,000	0.84	1.47	76,500	*

(*)	Value represents weighted average of those options in-the-money as at September 30, 2023.

Additional information regarding stock options outstanding as at September 30, 2023 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $

25,000	0.29	1.03
50,000	0.50	1.50
25,000	0.92	0.90
20,000	1.46	1.20
40,000	1.46	1.20
40,000	1.84	1.20
10,000	1.00	0.01
25,000	1.00	2.50
25,000	1.00	3.75
200,000	1.09	0.10
25,000	0.92	0.50
20,000	2.84	0.60
40,000	3.34	0.60
40,000	3.84	0.60
585,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends, applying a risk-free interest rate of 4.54%, average expected life of 3.5 years and expected volatility 122%.

The estimated fair value of the stock options is recorded over the requisite period to vesting. For the three and six months ended September 30, 2023, the fair value of $17,290 (2022 - $9,194) and $17,290 (2022 – 26,912) was recorded as salaries expense.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe, Asia, and South America.

	September 30, 2023
	North America $	Europe $	Asia $	Total $

Property and equipment	3,817	124,163	632,043	760,023
Intangible Assets	6,211,554	–	3,961	6,215,515
Right of use assets	–	74,672	89,473	164,145
	6,215,371	198,835	725,477	7,139,683

	March 31, 2023
	North America $	Europe $	Asia $	Total $

Property and equipment	5,343	134,001	709,865	849,209
Intangible Assets	6,700,921	–	5,563	6,706,484
Right of use assets	–	226,860	123,569	350,429
	6,706,264	360,861	838,997	7,906,122

	Three months ended September 30, 2023
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	–	642,177	522,813	–	1,164,989
COGS by customer region	–	991,424	608,610	–	1,600,034
Gross Profit by customer region	–	(349,247)	(85,797)	–	(435,045)
GP% by customer region	0%	(54%)	(16%)	0%	(37%)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

17.	Segmented Information (continued)

	Three months ended September 30, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	810	253,286	917,564	23,693	1,195,353
COGS by customer region	541	169,204	880,512	4,423	1,054,680
Gross Profit by customer region	269	84,082	37,052	19,270	140,673
GP% by customer region	33%	33%	4%	81%	12%

	Six months ended September 30, 2023
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	16,947	1,316,867	1,020,013	–	2,353,827
COGS by customer region	16,272	1,604,463	1,197,062	–	2,817,797
Gross Profit by customer region	675	(287,596)	(176,070)	–	(463,970)
GP% by customer region	4%	(22%)	(17)%	0%	(20)%

	Six months ended September 30, 2022
	North America $	Europe $	Asia $	South America $	Total $

Revenues by customer region	20,483	2,157,780	1,012,272	28,694	3,219,229
COGS by customer region	10,236	1,279,280	985,451	8,256	2,283,223
Gross Profit by customer region	10,247	878,500	26,821	20,438	936,006
GP% by customer region	50%	41%	3%	71%	29%

For the three and six months ended September 30, 2023, 36% (2022 – 59%) and 36% (2022 – 61%) of the Company’s revenues were derived from the largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

18.	Commitments

(a)	The Company’s subsidiaries have entered into two long-term operating leases for office premises in London, United Kingdom, and Shanghai, China. These lease assets are categorized as right of use assets under ASU No. 2016-02.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2019	December 25, 2023	3.75	4.50%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost for the three and six months are summarized as follows:

	Three Months Ended September 30, 2023 $	Three Months Ended September 30, 2022 $	Six Months Ended September 30, 2023 $	Six Months Ended September 30 2022 $
Operating lease expense *	93,436	99,253	217,359	208,990

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the remaining three fiscal years of the lease as follows:

$

2024	54,662
2025	47,918
Thereafter
Total future minimum lease payments	102,580
Imputed interest	(22,141)
Operating lease obligations	80,439

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

Neither party had funded the joint venture at March 31, 2022 and there had been no revenue and expense associated with it for the year ending March 31, 2022. Since April 1, 2022 the Company has paid in share capital and intercompany loans and accrued interest amounting to $874,414 to fund operational expenses to September 30, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

19.	Income Taxes

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	September 30, 2023 $	September 30, 2022 $

United States	(11,405,266)	(3,394,876)
Foreign	11,957,387	(2,106,226)
Net profit / (loss) before taxes	552,121	(5,501,101)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	September 30, 2023 $	September 30 2022 $

Net profit / (loss) before taxes	552,121	(5,501,101)
Statutory tax rate	21%	21%

Expected income tax expense / (recovery)	115,945	(1,155,231)
Tax exemption on share sale	(3,599,502)	-
Subpart F inclusion	3,599,502	-
Permanent differences and other	81,264	40,258
Foreign tax rate difference	(183,590)	1,907
Change in valuation allowance	(13,620)	1,113,066
Income tax provision	–	–

Current	–	–
Deferred	–	–
Income tax provision	–	–

At September 30, 2023, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2014 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2018 and subsequent.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

(Unaudited)

(Expressed in U.S. dollars)

19.	Income Taxes (continued)

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The Company estimates that it has accumulated estimated net operating losses of approximately $19.7 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033.  In addition, the Company estimates that it has approximately $8.0 million in losses available in the United Kingdom. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses.

20.	Subsequent events

On November 02, 2023, the Company reached financial close on a £120 million (US$146 million) senior debt facility provided to Sheaf Energy Ltd by National Westminster Bank plc (“NatWest”) and UK Infrastructure Bank Limited (“UKIB”), contributing £60 million ($73 million) each. The facility will be used to fund the development and construction of Sheaf Energy Park, following which repayment will occur on a 10-year amortization profile upon the start of commercial operations.

Also on November 02, 2023, the Company entered into a transaction committing to sell 100% of the shares in Pacific Green Battery Energy Parks 2 Limited (“PGBEP2”) and its 100% subsidiary, Sheaf Energy Limited, to Sosteneo Fund 1 HoldCo S.à.r.l. (“Sosteneo”) for £210 million ($ 257 million).

Under the terms of the transaction, the Company and Sosteneo have granted each other respective options to buy or sell the shares in PGBEP2. As part of the transaction, Sosteneo will provide a £70 million ($85 million) capital expenditure loan facility to PGBEP2, which together with the senior debt facility, will fully fund the development and construction of Sheaf Energy Park. Conditions precedent to exercising the options are expected to be fulfilled within 90 days of the transaction.

Under the terms of the transaction, the Company has received a deposit of £12.2 million ($14.9 million) less legal fees of £0.3 million ($0.4 million). Post financial close, the Company is entitled to receive further deferred consideration upon achieving certain construction milestones, being milestone 1: £7.26 million ($8.9 million) on BESS delivery to site, milestone 2: £4.96 million ($6.1 million) upon reaching commercial operation date prior to March 2026, and milestone 3: £1.3 million ($1.6 million) upon receipt of land remediation tax credit for the same amount. The Company is liable for an 18% profit share fee to Sheaf Storage Ltd, payable following receipt of each element of sale proceeds.

As part of the transaction, the Company also received a £3.75 million ($4.6 million) advance payment of a construction management fee, a £1.64 million ($2.0 million) repayment of an intercompany loan balance, and settlement of the $9.26 million (£7.5 million) loan principal and $2.3 million (£1.9 million) 25% repayment fee from PGBEPS2 to Sheaf Storage Ltd, a third party.

On October 16, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer in relation to the commitment to the Sheaf project, which comprises 4,500,000 shares in the Company which are issuable immediately upon the commitment being made, and $3,664,000 (£3,000,000) in cash, of which $3,053,000 (£2,500,000) is payable immediately upon the commitment being made, and $611,000 (£500,000) is payable in monthly instalments over 24 months.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Technologies International Ltd., a British Virgin Islands company, (10) Pacific Green Technologies Asia Ltd., a Hong Kong company, (11) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (12) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (13) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (14) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (15) Pacific Green Energy Parks Inc., a Delaware corporation, (16) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (17) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (18) Pacific Green Portland West Pty Ltd., an Australian company, (19) Pacific Green Portland East Pty Ltd., an Australian company, (20) Pacific Green Energy Park Portland Pty Ltd., an Australian company, (21) Pacific Green Energy Parks Australian Pty Ltd., an Australian company, (22) Pacific Green Energy Park Limestone Coast North Pty Ltd., an Australian company, (23) Pacific Green Energy Park Limestone Coast West Pty Ltd., an Australian company, (24) Pacific Green Limestone Coast Pty Ltd., an Australian company, (25) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (26) Sheaf Energy Ltd., a United Kingdom company, (27) Pacific Green Energy Parks (UK) Ltd., a United Kingdom company, (28) Pacific Green Energy Parks (Italia) srl, an Italian company, (29) Sphera Australe Srl, 51% owned, an Italian company, (30) Sphera Levante Srl, 51% owned, an Italian company, (31) Sphera Ponente Srl, 51% owned, an Italian company, (32) Sphera Boreale Srl, 51% owned, an Italian company, unless otherwise indicated.

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

Original Strategy and Recent Business

Since 2012, the Company has focused on marketing, developing and acquiring technologies designed to improve the environment by reducing pollution. The Company has acquired and registered its own technologies, patents and intellectual property from acquisitions and organic growth, and pursued opportunities globally for the development and marketing of the emission control technologies, including the ENVI-Systems™ emission control technologies: ENVI-Marine TM, ENVI-Pure TM and ENVI-Clean TM.

Since October 2020, the Company has developed Battery Energy Storage Systems (BESS) capabilities, initially through acquisition of Innoergy Limited. Since March 2021, the Company has acquired and developed two BESS projects of total 350MW in the United Kingdom, from early-stage origination and development through to financing, financial close of sale to an equity investor, and continued construction management towards commercial operation. In Q1 FY24 the Company closed the sale of REP project in the United Kingdom to Sosteneo, and on November 02, 2023, committed to the sale of Sheaf project to Sosteneo.

The Company has also added further origination stage projects to its portfolio, including a portfolio of 500MW of projects in Italy and 1GW of projects in Australia.

Vision & Strategy

Pacific Green envisions a world of rapidly growing demand for renewable energy technological solutions to address the challenges presented by a changing climate. Our business provides turnkey and scalable end-to-end environmental and renewable technology solutions in the energy sector. Our technological platform has two main divisions:

●	Battery Energy Storage Systems (“BESS”); and

●	Environmental Technologies (“ET”);

Pacific Green plans to execute this vision by a strategy of equipment sales and proactive infrastructure development and ownership, each is led by acquisitions of technology capabilities and project investment opportunities, highlighted to date by the following events:

●	On October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients included Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Shell plc. The acquisition has enabled our entry into the BESS market;

●	On March 18, 2021, the Company acquired Richborough Energy Park Limited (“REP”), a BESS development project to deliver 99MW of energy in Kent, UK and subsequently sold the entity under the terms of a Sale and Purchase Agreement on June 26, 2023; and

●	On December 6, 2022 the Company acquired Sheaf Energy Limited which is being developed into our second BESS 249MW facility project. The Company sold the project to Sosteneo Fund 1 Holdco s.a.r.l. on November 02, 2023 but will continue to participate and earn revenue from the project under the terms of a construction management agreement and milestone payments included in the sale agreement.

.

●	On 27 September 27 2023, the Company purchased 51% of the equity capital in four Italian entities (the Italy Project Companies) with preliminary land agreements secured and preliminary grid interconnection offers accepted for five BESS projects in Italy, with total development potential of 500MW. The Company also paid an advance towards its future purchase of the remaining 49% of the Italy Project Companies.

In support of this strategy, we have adopted a Human Resource approach that seeks to hire the best talent in the core areas of our business. At September 30, 2023, the Company employed approximately 42 staff excluding full time consultants and contractors across a network of offices around the world. Our hiring plan includes the addition of sales and project execution specialists.

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

The Company has entered into several partnership and framework agreements in the core areas of our business.

Battery Energy Storage Systems (“BESS”)

●	On January 14, 2021, the Company signed a framework agreement with Shanghai Electric Gotion New Energy Technology Co., Ltd (“SEG”). The agreement provides for the supply of lithium-ion BESS. SEG is a joint-venture between Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) with operating revenues in excess of USD$20 billion, and Guoxuan High-tech Co., Ltd. With multiple production facilities and a long-established history in technology manufacturing and supply-chain management, SEG is well-positioned to provide lithium-ion BESS technology around the world, has supplied the batteries for the Richborough Energy Park and is contracted to supply the batteries for Sheaf project.

●	On March 18, 2021, the Company signed a framework agreement with TUPA Energy Limited (“TUPA”) to gain exclusive rights BESS projects in the UK. TUPA is a UK-based company with expertise in planning, grid connections and land acquisition. The Company has to date executed 99MW in relation to the Richborough Energy Park project and 249MW in relation to the Sheaf Energy project. The framework agreement was terminated after the completion of the Sheaf Energy acquisition in December 2022.

●	On June 13, 2023, the Company signed consulting agreements with GSMT consulting Pty Ltd to provide GPS studies and connection agreement support in the development of Limestone and Portland BESS sites in Australia.

●	In addition to the agreement to purchase 51% of the Italy Project Companies from Sphera Energy S.r.l., on September 27, 2023 the Company signed a development services agreement with Sphera Energy S.r.l. to develop each of the five BESS projects owned by the Italy Project Companies, with the objective of issuance of a license to each Project Company that will allow the Italy Project Companies to build and operate the proposed BESS projects, and to reach ready to build status.

●	On October 31, 2023, the Company signed a balance of plant subcontract with Keltbray Built Environment Limited for the Sheaf project in the UK.

In addition to supply agreements, on December 2, 2020, the Company signed a joint venture and marketing agreement with AMKEST to assist with the promotion of the Company’s business activities in the Kingdom of Saudi Arabia and the wider Middle East. Amkest Group is overseen by its founder, Amr Khashoggi, who holds board positions in numerous influential companies and government bodies across the Kingdom and is currently serving as Strategic Advisor to the Kingdom’s prominent new development city, King Abdullah Economic City (KAEC). Amkest Group’s leadership team is led by Chief Executive Officer, Salman Alireza, whose background includes various founding, executive and director-level positions in the business development sector within the Kingdom of Saudi Arabia, in addition to an MBA from London Business School.

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

On May 4, 2023, the Company entered into land option agreements with BZ Renewables Holdings PTY, in relation to sites with potential for BESS projects of 1GW capacity in Portland and Limestone Coast in Southern Australia.

On June 8, 2023, the Company approved the cancellation of 56,162 shares of Treasury stock it had previously repurchased during the year ended March 31, 2022 under an authorized share buy-back program.

On June 26, 2023 the Company sold Richborough Energy Park (“REP”), a 99 MW BESS project in Kent, UK. The project is anticipated to begin operations in January 2024.

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

On September 27, 2023, the Company purchased 51% of the capital in four Italy Project Companies from Sphera Energy S.r.l. (“Sphera”). Sphera established the Italy Project Companies for the development of five BESS projects in Italy of total 500 MW capacity.

On October 16, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer in relation to the commitment to the Sheaf project, which comprises 4,500,000 shares in the Company which are issuable immediately upon the commitment being made, and $3,664,000 (£3,000,000) in cash, of which $3,053,000 (£2,500,000) is payable immediately upon the commitment being made, and $611,000 (£500,000) is payable in monthly instalments over 24 months.

On November 02, 2023, the company committed to the sale of Sheaf Energy Park, a 249 MW BESS project in Kent, England. The project is anticipated to begin commercial operations in mid-2025.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2023, and 2022.

Revenue for the three and six months ended September 30, 2023 was $1,164,989and $2,353,827versus $1,195,353 and $3,219,229 for the three and six months ended September 30, 2022. The Company’s revenues were derived from and from service agreement revenue. During the three months ended September 30, 2023, the Company was in the process of commissioning 1 (2022 – 2) marine scrubber units which contributed to revenue of $nil (2022 – $699,289). During the three and six months ended September 30, 2023, revenue from environmental technology services in the marine and solar businesses was $1,164,989 and $ 2,353,827 as compared to $496,064 and $864,781 for the three and six months ended September 30, 2022.

During the six months ended September 30, 2023, the gross profit margin for products and services were nil (2022- 28%) and (-1%) (2022- 33%), respectively. Overall, the gross profit margin for the six months ended September 30, 2023 was approximately (-1%) (2022 – negative 29%).

Expenses for the three and six months ended September 30, 2023, were $ 7,348,668 and $ 15,168,124 as compared to $2,462,297 and $6,388,954 for the three and six months ended September 30, 2022. Management and technical consulting fees increased due to increased activity in arising from the sale of REP/ BEP1 BESS Projects. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities and increased bonuses paid following the sale of REP/BEP1.

The three and six months ended September 30, 2023, our company recorded a net loss of $ 2,520,880 ($0.05 per share) and profit of $767,359 ($0.01 per share) as compared to net loss of $2,241,871 ($0.05 per share) and $5,501,101 ($0.12 per share) for the three and six months ended September 30, 2022.

Our financial results for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023 $	2022 $	2023 $	2022 $
Revenues
Products	–	699,289	–	2,354,447
Services	1,164,989	496,064	2,353,827	864,782
Total revenues	1,164,989	1,195,353	2,353,827	3,219,229
Cost of goods sold
Products	251,831	713,040	443,687	1,700,247
Services	1,348,203	341,640	2,374,110	582,976
Total cost of goods sold	1,600,034	1,054,680	2,817,797	2,283,223
Gross (loss) / profit	(435,045)	140,673	(463,970)	936,006

Expenses
Advertising and promotion	98,833	158,406	202,983	301,673
Amortization of intangible assets	626	662	1,305	1,350
Bad Debts Expense / (recovery)	44,747	(46,534)	56,224	(46,534)
Depreciation	38,295	49,487	75,415	103,071
Foreign exchange loss / (gain)	251,827	(393,375)	1,064,199	104,321
Management and technical consulting	4,052,668	315,240	9,283,918	1,304,324
Office and miscellaneous expense	520,908	527,307	954,402	990,076
Operating lease expense	93,436	99,253	217,359	208,990
Professional fees	227,143	460,635	263,157	747,660
Research and development	112,144	–	144,341	13,772
Salaries and wages	1,546,262	1,065,710	2,443,270	2,048,624
Transfer agent and filing fees	20,592	17,043	36,326	30,797
Travel and accommodation	118,394	208,463	237,752	399,230
Warranty and related expense / (recovery)	–	–	(35,320)	181,600
Total expenses	7,125,875	2,462,297	14,945,331	6,388,954

Other income / (expense)
Financing interest income	5	10,031	1,044	56,300
Gain on derecognition of a subsidiary	5,503,794	–	17,622,891	–
Interest expense	(712,383)	(39,360)	(2,021,353)	(77,711)

Net (loss) / income for the period before noncontrolling interest	(2,769,504)	(2,350,953)	193,281	(5,474,359)
Net (loss) /income attributable to noncontrolling interest	(33,386)	(109,082)	(358,840)	26,742

Net (loss) / income for the period	(2,736,118)	(2,241,871)	552,121	(5,501,101)

Liquidity and Capital Resources

Working Capital

	September 30, 2023 $	March 31, 2023 $
Current assets	27,426,840	3,757,334
Current liabilities	33,059,553	15,537,991
Working capital (deficit)	(5,632,713)	(11,780,657)

Cash Flows

	Six Months Ended September 30, 2023 $	Six Months Ended September 30, 2022 $
Net cash used in operating activities	(11,568,408)	(4,870,482)
Net cash provided by/(used in) investing activities	712,363	(15,325,769)
Net cash provided by financing activities	10,394,355	17,834,507
Effect of exchange rate changes on cash	627,436	(899,218)
Net change in cash and cash equivalents	165,746	(3,260,962)

As of September 30, 2023, we had $1,439,484 in cash and cash equivalents, $27,426,840 in total current assets, $33,059,553 in total current liabilities and a working capital deficit of $5,632,713 compared to a working capital deficit of $11,780,657 as at March 31, 2023. The Company’s working capital increased due to capitalization of Projects under Development expenditure primarily on Sheaf project, recognition of contract assets on revenue recognition for construction milestones on REP project, offset by loans related to Sheaf project and accounts payable related to Sheaf project.

During the six months ended September 30, 2023, we used $11,568,408 in operating activities, whereas we used $4,870,482 from operating activities for the three months period ended September 30, 2022. The operating cash flow for the six months ended September 30, 2023, resulted primarily from gain on sale of REP project in June 2023.

During the six months ended September 30, 2023, we received $712,363 in investing activities, whereas we used $15,325,769 in investing activities during the three months ended September 30, 2021. Our investing activities for the three months ended September 30, 2023, comprised primarily additions of project under development and equipment on Sheaf project and investment in Italian Project Companies, offset by proceeds from disposal of REP project.

During the six months ended September 30, 2023, we received $10,394,355 in financing activities, whereas we received $17,834,507 in financing activities for the six months ended September 30, 2022. Our financing activities for the six months ended September 30, 2023, were related to disposal of debt on sale of REP project, proceeds from short term loans, offset by repayment of short-term loans.

Anticipated Cash Requirements

Following the quarter end date, the Company has collected over $22 million in proceeds from the committed sale of Sheaf project. In addition, the Company expects to collect a further $6 million from milestone payments on REP project as the project achieves commercial operation and further testing results. The Company expects to raise development finance for Australia portfolio in early 2024, and also raise further corporate capital of more than $10 million, to support growth of the BESS projects in particular.

These sources of funds will enable the Company to execute on BESS projects underway in the UK, meet budgeted development expenditure plans of the Australian and Italian project portfolios, and cover all operating costs and overheads.

As of September 30, 2023, the Company had $1.4 million cash on hand. After careful consideration we believe current operations, anticipated deliveries and services expected profit from such deliveries, sales of products and services in our BESS and environmental technology businesses and the raising of short-term funds to be sufficient to cover expected cash operating expenses over the next 12 months.

Our cash requirement estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

We currently have office locations in the United States, Canada, United Kingdom, China, Hong Kong, Abu Dhabi, Kingdom of Saudi Arabia, Australia and Italy. We have hired staff in various regions and rely heavily upon the use of contractors and consultants. Our general and administrative expenses for the period will consist primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees, bank and interest charges and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees.

Going Concern

Our financial statements for the quarter ended September 30, 2023 have been prepared on a going concern basis.

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

Following the sale of the REP project to Sosteneo in June 2023, the Company has implemented a new strategy of originating, developing and selling battery energy storage systems (BESS) projects, as opposed to the prior policy of developing and owning such projects. Under the new strategy, the Company has identified the following income streams from BESS projects:

Sale of Projects (Including Sales of Ownership Interests in Project Companies). Projects are sold prior to becoming operational, do not contain a workforce, and are non-financial assets. Accordingly, since the change in strategy, the sale of BESS projects falls under the scope of ASC 610-20. net proceeds from sale of projects are recognized as revenue on the transfer of control to the buyer.

Under the new strategy, project assets and liabilities are not being held as long-term assets of the company, and are expected to be sold within 12 months. As a result, balances in consolidated BESS project entities are included in the appropriate balance sheet line items, instead of assets held for sale. Project costs incurred prior to sale are capitalized as projects under development within current assets, and associated project financing liabilities are capitalized as separately identified loans, in liabilities of projects under development within current liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2023.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: November 14, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ James Tindal Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2023	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ James Tindal-Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)