Form 10-Q
period 2023-12-31
Pacific Green Technologies Inc.
filed 2024-02-20
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

52,345,724 common shares issued and outstanding as of February 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three and nine months ended December 31, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	December 31, 2023 $	March 31, 2023 $
ASSETS
Cash and cash equivalents	13,064,240	1,160,358
Short-term investments and amounts in escrow (Note 3)	–	56,483
Accounts receivable, net of allowance for doubtful accounts of $174,042 and $97,640 at December 31, 2023 and March 31, 2023, respectively	520,164	886,663
Other receivable, net of allowance for doubtful accounts of $nil and $3,951 at December 31, 2023 and March 31, 2023, respectively (Note 4)	5,254,942	359,461
Accrued revenue (Note 11)	437,557	504,766
Prepaid expenses, parts inventory and advances (Note 4)	881,277	325,788
Prepaid manufacturing costs (Note 11)	535,723	463,815
Projects under development (Note 5)	5,111,024	–
Total current assets	25,804,927	3,757,334

Asset held for sale (Note 4)	–	18,569,060
Project under development	–	39,970
Property and equipment (Note 6)	748,095	849,209
Intangible assets (Note 7)	5,978,412	6,706,484
Right of use asset	1,062,314	350,429
Security deposits and other advances (Note 4)	2,885,580	293,680
Total assets	36,479,328	30,566,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 4), (Note 12)	7,295,986	3,388,733
Warranty provision (Note 14)	394,315	580,530
Contract liabilities (Note 11)	5,166,189	8,751,125
Loans payable (Note 13)	2,403,812	2,459,146
Loans of Projects Under Development (Note 13)	–	–
Current portion of lease obligations	336,225	145,437
Income taxes	1,165,639
Due to related parties (Note 15)	1,774,782	213,020
Total current liabilities	18,536,948	15,537,991

Other long-term obligation	–	127,974
Long-term operating lease obligation	638,030	84,621
Total liabilities	19,174,978	15,750,586

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value nil and nil shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	–	–
Common stock, 500,000,000 shares authorized, $0.001 par value 52,345,724 and 47,276,886 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	52,346	47,277
Additional paid-in capital	98,019,696	93,107,946
Accumulated other comprehensive income	3,917,272	2,944,086
Deficit	(85,478,586)	(96,847,650)
Total stockholders’ equity before treasury stock	16,510,728	(748,341)

Treasury stock, at cost, nil shares and 56,162 shares at December 31, 2023 and March 31, 2023, respectively	–	(99,754)

Total stockholders’ equity	16,510,728	(848,095)

Noncontrolling interest (Note 10)	793,622	15,663,675

Total equity	17,304,350	14,815,580
Total liabilities and stockholders’ equity	36,479,328	30,566,166

Nature of Operations (Note 1)

Commitments (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended December 31, 2023 $	Three Months Ended December 31, 2022 $	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Sales (Note 11)
Products	84,057,183	2,253,221	84,057,183	4,607,668
Services	1,904,449	1,386,771	4,258,276	2,251,553
Total revenues	85,961,632	3,639,992	88,315,459	6,859,221
Cost of goods sold (Note 11)
Products	59,670,077	1,986,344	60,113,764	3,686,591
Services	1,551,032	1,031,160	3,925,142	1,614,136
Total cost of goods sold	61,221,109	3,017,504	64,038,906	5,300,727
Gross profit / (loss)	24,740,523	622,488	24,276,553	1,558,494

Expenses
Advertising and promotion	131,303	120,230	334,286	421,903
Amortization of intangible assets (Note 7)	629	639	1,934	1,989
Bad debts expense / (recovery)	3,766	36,341	59,990	(10,193)
Depreciation (Note 6)	39,912	45,600	115,327	148,671
Foreign exchange loss / (gain)	330,448	(5,776)	1,394,647	98,545
Management and technical consulting	8,619,840	802,533	17,903,758	2,106,857
Office and miscellaneous	701,906	509,864	1,656,308	1,499,940
Operating lease expense (Note 18)	728,860	231,789	946,219	440,779
Professional fees	563,098	547,538	826,255	1,295,198
Research and development	112,323	-	256,664	13,772
Salaries and wage expenses	619,837	909,364	3,063,107	2,957,988
Transfer agent and filing fees	111,213	15,278	147,539	46,075
Travel and accommodation	342,732	197,252	580,484	596,482
Warranty and related expense / (recovery) (Note 14)	16,542	(744,918)	(18,778)	(563,318)
Total expenses	12,322,409	2,665,734	27,267,740	9,054,688
Income / (loss) before other income (expense)	12,418,114	(2,043,246)	(2,991,187)	(7,496,194)
Other income / (expenses)
Provision for loan or debt	(951)	–	(951)	–
Financing interest income	(856)	32,790	188	89,090
Gain on derecognition of a subsidiary	944,938	–	18,567,829	–
Interest expense and other	(1,309,469)	(220,300)	(3,330,822)	(298,011)
Total other (expense) / income	(366,338)	(187,510)	15,236,244	(208,921)

Income tax provision	(1,165,639)	–	(1,165,639)	–

Net income/(loss) for the period before noncontrolling interest	10,886,137	(2,230,756)	11,079,418	(7,705,115)

Net income/(loss) attributable to noncontrolling interest (Note 10)	(34,063)	(6,577)	(392,903)	20,165

Net income/(loss)for the period	10,920,200	(2,224,179)	11,472,321	(7,725,280)

Other comprehensive income

Foreign currency translation gain / (loss)	391,305	171,818	973,186	(10,126)

Comprehensive income/(loss) for the period	11,311,505	(2,052,361)	12,445,507	(7,735,406)
Net income per share, basic and diluted	0.21	(0.05)	0.22	(0.16)
Weight average number of common shares outstanding, basic (1)	52,463,332	47,339,386	50,615,724	47,339,386
Weight average number of dilutive shares outstanding, diluted	52,464,374	47,339,386	50,616,766	47,339,386

(1)	The period ended December 31, 2023, includes 210,000 (2022 – 312,500) stock options as they are exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2023	47,276,886	47,277	93,107,946	2,944,086	(99,754)	15,663,675	(96,847,650)	14,815,580

Shares issued for employee services	2,750,000	2,750	1,509,750	–	–	–	–	1,512,500
Cancellation of treasury stock	(56,162)	(56)	(99,698)	–	99,754	–	–	–
Elimination of Noncontrolling interest	–	–	–	–	–	(15,915,645)	–	(15,915,645)
Transfer	–	–	–		–	103,257	(103,257)	–
Foreign exchange translation gain/ (loss)	–	–	–	155,907	–	–	–	155,907
Net Profit (loss) for the period	–	–	–	–	–		3,288,239	3,288,239
Balance June 30, 2023	49,970,724	49,971	94,517,998	3,099,993	–	(148,713)	(93,662,668)	3,856,581

Shares issued for employee services	2,250,000	2,250	1,370,250					1,372,500
Fair value of options granted			17,291					17,291
Noncontrolling interest	–	–				976,398		976,398
Foreign exchange translation gain	–	–		425,974				425,974
Net loss for the period	–	–					(2,736,118)	(2,736,118)
Balance September 30, 2023	52,220,724	52,221	95,905,539	3,525,967	–	827,685	(96,398,786)	3,912,626

Shares issued for employee services	125,000	125	2,099,875					2,100,000
Fair value of options granted			14,282					14,282
Noncontrolling interest	–	–				(34,063)		(34,063)
Foreign exchange translation gain	–	–		391,305				391,305
Net gain for the period	–	–					10,920,200	10,920,200
Balance December 31, 2023	52,345,724	52,346	98,019,696	3,917,272	–	793,622	(85,478,586)	17,304,350

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Stockholders’
	Shares #	Amount $	Capital $	Income $	Stock $	Interest $	Deficit $	Equity $
Balance, March 31, 2022	47,026,886	47,027	92,429,203	2,035,666	(99,754)	10,361,701	(85,530,306)	19,243,537

Fair value of options granted	–	–	17,718	–	–	–	–	17,718
Noncontrolling interest	–	–	–	–	–	67,571	–	67,571
Foreign exchange translation loss	–	–	–	(384,835)	–	–	–	(384,835)
Net loss for the period	–	–	–	–	–	–	(3,259,230)	(3,259,230)

Balance June 30, 2022	47,026,886	47,027	92,446,921	1,650,831	(99,754)	10,429,272	(88,789,536)	15,684,761

Fair value of options granted	–	–	9,194	–	–	–	–	9,194
Noncontrolling interest	–	–	–	–	–	5,737,809	–	5,737,809
Foreign exchange translation gain	–	–	–	202,891	–	–	–	202,891
Net loss for the period	–	–	–	–	–	–	(2,241,871)	(2,241,871)

Balance September 30, 2022	47,026,886	47,027	92,456,115	1,853,722	(99,754)	16,167,081	(91,031,407)	19,392,784

Fair value of options granted			162,566					162,566
Noncontrolling interest						(6,577)		(6,577)
Foreign exchange translation gain				171,818				171,818
Net loss for the period							(2,224,179)	(2,224,179)

Balance December 31, 2022	47,026,886	47,027	92,618,681	2,025,540	(99,754)	16,160,504	(93,255,586)	17,496,412

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
	$	$
Operating Activities
Net profit /(loss) for the period	11,472,321	(7,725,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets (Note7)	727,873	660,090
Bad debt expense/ (recovery)	59,990	(10,193)
Depreciation (Note 6)	115,327	148,671
Fair value of share-based payments	5,016,573	189,478
Financing interest	1,242,406	–
Loss / (gain) on unrealized foreign exchange	4,323	772,985
Lease finance charge	–	–
Operating lease expense	506,839	440,779
Share of Noncontrolling interest	793,622	–
Other adjustments relating to disposal of subsidiary	(534,205)	–
Gain on disposal of REP and BEP1	(18,717,068)	–

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	56,483	1,830,966
Accounts receivable and other receivables	(4,458,991)	3,193,455
Accrued revenue	67,209	(414,081)
Prepaid expenses, parts inventory and advances	(706,735)	(516,117)
Security deposit and other advances	(2,621,605)	334,365
Lease payments	(553,181)	(537,384)
Prepaid manufacturing costs	(71,908)	(24,736)
Accounts payable and accrued liabilities	8,217,739	(5,075,754)
Income tax	1,165,639	–
Warranty provision	(186,215)	(218,185)
Contract liabilities	(3,584,936)	765,369
Due to related parties	1,561,762	91,502
Net cash used in operating activities	(426,738)	(6,094,070)

Investing Activities
Additions of property and equipment	(55,257)	(1,055)
Projects under development	(47,590,484)	(31,901,402)
Proceeds from disposal of subsidiaries (Net Proceeds)	13,978,850	–
Acquisition of BESS Italy SPV’s	(1,398,881)	–
Net cash provided by/(used in) investing activities	(35,065,772)	(31,902,457)

Financing Activities
Noncontrolling interest (Note 7(a) and (b))	–	16,160,505
Proceeds from loan facility (Note 13)	1,919,000	18,787,421
Loans Paid – Principal	(129,189)	–
Loans Paid – Interest	(857,088)	–
Proceeds from project loan facilities (Note 13)	45,340,183	–
Net cash provided by financing activities	46,272,906	34,947,926

Effect of foreign exchange rate changes on cash	1,010,106	(737,456)
Change in cash and cash equivalents	11,790,502	(3,786,057)
Cash and cash equivalents, beginning of period	1,273,738	6,286,468
Cash and cash equivalents, end of period	13,064,240	2,500,411

	13,064,240	2,500,411

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

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

As discussed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the sale of BESS projects falls under the scope of ASC 606, and net proceeds from sale of projects are recognized as revenue on the transfer of control to the buyer.

Under the new strategy, project assets and liabilities are not being held as long-term assets of the company, and are expected to be sold within 12 months. As a result, balances in consolidated BESS project entities are included in the appropriate balance sheet line items, instead of assets held for sale. Project costs incurred prior to sale are capitalized as projects under development within current assets, and charged to cost of sales on sale. Project financing liabilities are capitalized as separately identified loans in liabilities of projects under development within current liabilities, and recorded as consideration where forgiven on sale.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

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

Pacific Green Innoergy Technologies Ltd. (“Innoergy”) (Formerly Innoergy Ltd.)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.) (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”) (Formerly Pacific Green Marine Technologies Inc.)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Marine Technologies (USA) Inc. (inactive)	Dissolved, December 21, 2022
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Corporate Development Inc. (“PGCD”) (Formerly Pacific Green Hydrogen Technologies Inc.)	Dissolved, December 21, 2022
Pacific Green Wind Technologies Inc (“PGWT”)	Dissolved, December 21, 2022
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (Formerly Pacific Green Technologies China Ltd. (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”) (Formerly Shanghai Engin Digital Technology Co. Ltd)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Storage (UK) Ltd. (“PGESU”) (Formerly Pacific Green Marine Technologies Trading Ltd.)	Wholly-owned subsidiary of PGEP
Pacific Green Energy Parks (UK) Ltd. (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Portland West Pty Ltd. (“PGPW”)	Wholly-owned subsidiary of PGBEP
Pacific Green Portland East Pty Ltd. (“PGPE”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Portland Pty Ltd. (“PGEPP”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Parks Australia Pty Ltd. (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd. (“PGEPLCN”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast West Pty Ltd. (“PGEPLCW”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Limestone Coast Pty Ltd. (“PGLC”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Parks (Italia) srl (“PGEPI”)	Wholly-owned subsidiary of PGEPU
Sphera Australe	51% owned subsidiary of PGEPI
Sphera Levante	51% owned subsidiary of PGEPI
Sphera Ponente	51% owned subsidiary of PGEPI
Sphera Boreale	51% owned subsidiary of PGEPI
Pacific Green Future Energy Inc (“PGFE”)	Wholly-owned subsidiary
Pacific Green Portland North Pty Ltd (“PGPNP”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland Northeast Pty Ltd (“PGPNEP”)	Wholly-owned subsidiary of PGEPA

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

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

3.	Short-term Investments and Amounts in Escrow

At December 31, 2023, the Company has a $nil (March 31, 2023 - $56,483) Guaranteed Investment Certificate (“GIC”) held as security against a corporate credit card. The GIC bore interest at 0.5% per annum and matured on December 13, 2023. The account was closed on May 30, 2023.

At December 31, 2023, the Company’s solicitor is holding $nil (March 31, 2023 – $nil) as all the proceeds under customer contracts have been released after satisfying performance obligations.

4.	Assets held for Sale

In the prior quarter ended September 30, 2023, the Company reallocated $13.6 million of assets and $10.6 million liabilities, primarily related to the Sheaf project, from assets held for sale to projects under development in current assets, due to the change in business strategy from investing in BESS projects to develop, own and operate, to the strategy of developing and selling the projects. Following the change in strategy, all new BESS projects are recorded within projects under development within current assets.

		Pre- Reclassification	Reclassification	December 31, 2023	March 31, 2023
Cash		115,024	(115,024)	–	113,380
Prepaid expenses, parts inventory, and advances		286,266	(286,266)	–	4,454
Other receivables		531,717	(531,717)	–	61,576
Projects under development		12,607,479	(12,607,479)	–	46,674,258
Security Deposits & Other Advances		99,640	(99,640)	–	495,602
Rights of use asset		–		–	2,302,049
Accounts payable and accrued liabilities (Note 12)		(3,276,778)	3,276,778	–	(638,156)
Loans payable (*) Note 13		(11,192,035)	11,192,035	–	(10,312,906)
Long term loan payable		–	–	–	(17,771,173)
Long-term operating lease obligation		–	–	–	(2,360,024)
Reclassification	Total	(828,687)	828,687	–	18,569,060

(*)	Loans payable relates to project specific loan and has therefore been reclassified from Loans payable to Loans of Projects Under Development (Note 13)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

5.	Projects Under Development

	BESS – SHEAF Project	BESS – Australian Projects	BESS – Italian Projects	FOWE (Fuel Oil Water Emulsification) Development	Total Projects Under Development (PUD)
Balance at October 01, 2023	12,607,479	1,201,970	2,439,757	53,648	16,302,854
Additions	34,342,264	958,281	457,368	–	35,747,913
Disposals	(46,949,743)	–	–	–	(46,949,743)
Balance at December 31, 2023	–	2,160,251	2,897,125	53,648	5,111,024

Capitalized costs for Sheaf Project in the current quarter comprise primarily initial payments under the battery supply agreement and balance of plant subcontract, as well as fees for establishment of lending facilities for the project: committed to on November 02, 2023. Capitalized projects under development costs for the BESS Sheaf Project were charged to cost of sales on December 22, 2023 on sale of the project to Sosteneo.

6.	Property and Equipment

	Cost $	Accumulated depreciation $	December 31, 2023 Net carrying value $	March 31, 2023 Net carrying value $
Building	919,797	(286,262)	633,535	708,979
Furniture and equipment	399,788	(294,142)	105,646	137,352
Computer equipment	23,417	(15,002)	8,415	885
Leasehold improvements	9,963	(9,464)	499	1,993
Total	1,352,965	(604,870)	748,095	849,209

For the three and nine months ended December 31, 2023, the Company recorded $39,912 (2022 – $45,600) and $ 115,327 (2022 – $148,671) respectively in depreciation expense on property and equipment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

7.	Intangible Assets

	Cost $	Accumulated amortization $	Cumulative impairment $	December 31, 2023 Net carrying value $	March 31, 2023 Net carrying value $
Patents and technical information	36,340,057	(9,907,820)	(20,457,255)	5,974,982	6,700,921
Software licensing	11,455	(8,025)	-	3,430	5,563
Total	36,351,204	(9,915,845)	(20,457,255)	5,978,412	6,706,484

For the three and nine months ended December 31, 2023, the Company recorded $237,202 (2022 – $220,006) and $727,873 (2022 – $660,090) respectively in amortization expense on intangible assets.

For the three and nine months ended December 31, 2023, the Company has allocated $236,573 (2022 - $219,367) and $725,939 (2022 - $658,101) respectively of amortization of patents and technical information to cost of goods sold. The amount remaining in amortization expense is $629 (2022 - $639) and $1,934 (2022 - $1,989) for the three and nine months ended December 31, 2023.

Future amortization of intangible assets is as follows based on fiscal year:

$
2024 (remaining)	237,213
2025	949,081
2026	946,291
2027	946,291
2028	946,291
Thereafter	1,953,244
Total	5,978,412

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

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

The total consideration recognized of €3.36 million ($3.42 million) is attributed between net working capital of $nil, projects under development representing the rights acquired of $2.42 million and investment advance treated as a non-current asset of $2.01 million. A noncontrolling interest of $1.01 million has been recorded in relation to the 49% not held by the Company. Since acquisition, a further €0.4 million ($0.44 million) has been invested into the projects as an advance.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

9.	Disposal / Sale of Project Assets

(a)	Disposal of Subsidiaries (REP & PGBEP1)

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

As a result of the sale, the Company recognized a net gain on disposal of $12.1 million during the quarter ended June 30, 2023. As the sale of REP Project did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, REP and PGBEP 1 are not presented as a discontinued operation. The net income of REP and PGBEP 1 is included in the consolidated statement of operations through the June 26, 2023, disposal date. The assets, liabilities and equity (including non-controlling interest) of PGBEP 1 were deconsolidated effective June 26, 2023.

No gain was recorded in relation to the prospective milestone payments in the quarter ended June 30, 2023, as it was considered that the Company did not have the information needed to reasonably estimate whether or not performance milestones will be met.

In the quarters ended September 30, 2023 and December 31, 2023, the Company has re-evaluated the performance milestones. Of the £15.1 million ($19.0 million) gross deferred consideration, a reduction of £1.75 million ($2.2 million) has been reserved for negotiated and anticipated changes to the total milestone payments. After deduction of 1.2% agent fees and 49.4% share of the minority investor, this gives a total projected receivable of £6.7 million ($8.4 million). Offsetting this are actual delay liquidated damages incurred of £385,000 ($486,000).

In the quarter ended September 30, 2023, milestones with value of £4.3 million ($5.4 million) were assessed as not being at risk of reversal in future reporting periods were recorded as gain on disposal. Of the milestones recognized, £0.8 million ($1.0 million) cash proceeds were received in the quarter ended December 31, 2023. In the quarter ended December 31, 2023, further milestones with value of £0.8 million ($0.9 million) were assessed as not being at risk of reversal in future reporting periods, and recorded as gain on disposal in the current quarter.

Backlog revenue for milestones that have not yet been recorded as gain on disposal amounts to £1.5 million ($1.9 million) as at December 31, 2024. Level of confidence of meeting remaining milestones will be re-assessed in future reporting periods.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

9.	Disposal / Sale of Project Assets (continued)

(a)	Disposal of Subsidiaries (REP & PGBEP1) (continued)

The Company also incurred £0.3 million ($0.4 million) of legal fees and £0.4 million ($0.5 million) of broker fees related to the sale.

The gain on sale of PGBEP 1 shares recognized in the quarter ended June 30, 2023 is calculated as follows:

	GBP	FX	USD
Consideration received (A)	11,258,370	1.2519	14,094,907

Net assets:
Cash			116,057
Projects under development			43,642,826
Other assets			3,992,999
Long term AP and accruals			(24,830,942)
Other liabilities & Non-controlling interest			(23,406,419)
Total (B)			(485,479)
Initial Investment in PGBEP (C)			2,461,289
Gain (A)-(B)-(C)			12,119,097

In addition to the derecognition of the balances sold and recognition of the gain on sale of subsidiary, the SPA also includes certain contingent assets and liabilities which were not recorded in the statement of financial position as at June 30, 2023, due to their remote nature.

(b)	Sale of project assets (Sheaf Energy Ltd and Pacific Green Battery Energy Parks 2 Limited).

On November 2, 2023, the Company entered into a transaction committing to sell 100% of the shares in Pacific Green Battery Energy Parks 2 Limited (“PGBEP2”) and its 100% subsidiary, Sheaf Energy Limited, to Sosteneo Fund 1 HoldCo S.à.r.l. (“Sosteneo”). Under the terms of the transaction, the Company and Sosteneo granted each other respective options to buy or sell the shares in PGBEP2. The option was exercised on December 22, 2023.

Upon making the commitment to sale, the Company received a deposit of £12.2 million ($14.9 million) less legal fees of £0.3 million ($0.4 million), a £3.75 million ($4.6 million ) advance payment of construction management fee, a £1.64 million ($2.0 million ) repayment of an intercompany loan balance, and settlement of the $9.26 million (£7.5 million) loan principal and $2.3 million (£1.9 million) 25% repayment fee from PGBEP2 to Sheaf Storage Ltd, a third party. The Company is liable for an 18% profit share fee to Sheaf Storage Ltd, payable following receipt of each element of sale proceeds.

Prior to sale of the project on December 22, 2023, a total £54.9 million ($69.9 million) of loans and leases, less £7.4 million ($9.4 million) outstanding cash balances were invested in the project, the liabilities for which have been taken on by Sosteneo, and included as consideration on sale as net debt forgiveness. Of these amounts, £9.6 million related to the Sheaf Storage Ltd loan and accrued interest was repaid on November 2, 2023.

The Company is also entitled to receive further deferred consideration upon achieving certain post sale construction milestones, being milestone 1: £7.26 million ($8.9 million) on batteries delivery to site, milestone 2: £4.96 million ($6.1 million) upon reaching commercial operation date prior to March 31, 2026, and milestone 3: £1.3 million ($1.6 million) upon receipt of a land remediation tax credit of this amount.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

9.	Disposal / Sale of Project Assets (continued)

(b)	Sale of project assets (Sheaf Energy Ltd and Pacific Green Battery Energy Parks 2 Limited). (continued)

Under the construction management agreement, the Company is also entitled to receive a maximum £3.0 million contingency payment (“CMA Contingency”) if commercial operation date is achieved prior June 2025, and subject to reduction where commercial operation date is achieved at a later date and for any project contingency forecasted and spent over and above the budgeted amount.

Milestones 1,2, 3 and the CMA Contingency are assessed as having material risk of reversal. Accordingly no revenue is recognized in relation to these constrained price components in the current quarter. Level of confidence of meeting remaining milestones that have not yet been recorded as revenue will be re-assessed in future reporting periods. Total contingent revenue backlog associated with the constrained price elements on Sheaf project at December 31, 2023 amounts to £16.5 ($21.0) million.

	GBP	FX	USD
Cash payment on closing	12,215,318	1.2743	15,565,980

Debt of SHEAF
Sheaf Storage Loan	9,571,128		11,825,437
Capex Loan	36,003,329		45,879,042
NatWest loan	1,685,838		2,148,263
Leases	7,614,876		9,703,637
Less: Cash	(7,390,806)		(9,418,104)
Total revenue	59,699,682		75,704,254

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

Details of the carrying amount of the noncontrolling interests are as follows:

	December 31, 2023 $	March 31, 2023 $
Non-redeemable noncontrolling interest	–	16,140,339
Net (loss)/ income attributable to noncontrolling interest (BESS REP)	–	(354,987)
Net (loss)/ income attributable to noncontrolling interest (JV)	(216,162)	(121,677)
Acquired noncontrolling interest (BESS Italy)	1,009,784	–
Non-controlling interest	793,622	15,663,675

As of December 31, 2023, net income attributable to noncontrolling interest was $392,903 split as follows; Net income attributable to noncontrolling interest – BESS was $298,417 and $94,486 was attributable to non-controlling interest - JV.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, Contract Assets and Contract Liabilities

The Company derives revenue from the sale of products, delivery of services. Revenue disaggregated by type for the three and nine months ended December 31, 2023, and 2022 is as follows:

	Three Months Ended December 31, 2023 $	Three Months Ended December 31, 2022 $	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Products	84,057,183	2,253,221	84,057,183	4,607,668
Services	1,904,449	1,386,771	4,258,276	2,251,553
Total	85,961,632	3,639,992	88,315,459	6,859,221

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

Revenue for BESS includes sale of project assets recognized on project sale, with deferred consideration constrained to amounts not at significant risk of future reversal. Revenue for BESS construction management fees is recognized on a cost to costs basis over the duration of the contract.

Product revenue by type for the three and nine months ended December 31, 2023, and 2022 is as follows:

	Three Months Ended December 31, 2023 $	Three Months Ended December 31, 2022 $	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Sale of marine scrubbers	8,352,929	2,253,221	8,352,929	4,607,668
Sale of BESS projects	75,704,254	–	75,704,254	–
Total	84,057,183	2,253,221	84,057,183	4,607,668

Service revenue by type for the three and nine months ended December 31, 2023, and 2022 is as follows:

	Three Months Ended December 31, 2023 $	Three Months Ended December 31, 2022 $	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Specific services provided to marine scrubber systems	1,196,223	1,237,663	3,176,025	1,889,215
BESS construction management agreement	524,605	–	524,605	–
Design and engineering services for Concentrated Solar Power	183,621	149,108	557,646	362,338
Total	1,904,449	1,386,771	4,258,276	2,251,553

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

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

As of December 31, 2023, contract liabilities included $4,245,313 related to BESS construction management agreement (March 31, 2023 - $nil). Contract liabilities also included $nil (March 31, 2023 - $8,038,674) for aggregate cash receipts from one customer relating to scrubber units for thirteen vessels included within a postponement agreement that lapsed in December 2023, resulting in $8.0 million revenue recognized in the quarter ended December 31, 2023.

Changes in the Company’s contract assets and liabilities for the periods are noted as below:

	Accrued Revenue $	Prepaid Manufacturing Costs $	Sales (Cost of Goods Sold) $	Contract Liabilities $
Balance, March 31, 2022	531,947	38,010		(8,143,109)

Customer receipts and receivables	–	–	–	(5,325,921)
Scrubber sales recognized in revenue	–		4,717,905	4,717,905
Payments and accruals under contracts	(27,181)	4,202,264	–	–
Cost of goods sold recognized in earnings	–	(3,776,459)	(3,776,459)	–
Balance, March 31, 2023	504,766	463,815		(8,751,125)

Customer receipts and receivables	–	–	–	(4,767,993)
Scrubber sales recognized in revenue	–		8,352,929	8,352,929
Payments and accruals under contracts	(67,209)	935,893	–	–
Cost of goods sold recognized in earnings	–	(863,985)	(863,985)	–
Balance, December 31, 2023	437,557	535,723		(5,166,189)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, Contract Assets and Contract Liabilities (continued)

Cost of goods sold for the period ended December 31, 2023 is comprised as follows:

	Three Months Ended December 31, 2023 $	Three Months Ended December 31, 2022 $	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Scrubber costs recognized	160,632	1,670,574	70,364	2,713,475
BESS project costs recognized	59,249,778	–	59,249,778	–
Salaries and wages	142,619	235,799	406,480	322,119
Amortization of intangibles	236,573	219,367	725,939	658,101
Commission type costs	10,522	73,531	39,604	205,824
Design and engineering services for CSP	51,681	104,545	220,690	246,490
Specific services provided to marine scrubber systems	904,624	713,688	2,423,340	1,154,718
BESS construction management services	464,680	–	902,710	–
Total	61,221,109	3,017,504	64,038,906	5,300,727

12.	Accounts Payable and Accrued Liabilities

	December 31, 2023 $	March 31, 2023 $
Accounts payable	1,495,093	692,526
Accrued liabilities	5,400,073	2,349,083
Other liabilities	–	127,973
Payroll liabilities	400,820	219,151
Total short-term accounts payable and accrued liabilities	7,295,986	3,388,733
Balance, end of period	7,295,986	3,388,733

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

13.	Loans Payable

On December 15, 2022, the Company signed a Loan Agreement with Sheaf Storage Limited, for a total of $9,261,789 (£7,500,000) for the acquisition of Sheaf Energy Ltd. The loan was secured on a share pledge over the entire share capital of Sheaf Energy Limited. The loan had a repayment date of September 15, 2023, with a fixed repayment fee of 20%. The lender was entitled to 8% of the net equity proceeds received by the Company from the sale of Sheaf Energy Ltd.

On September 14, 2023, the Company signed an addendum to the Loan Agreement, extending the term of the loan to be repayable on November 15, 2023, with revised repayment fee of 25% due and payable on repayment. Upon the sale of Pacific Green Sheaf Energy Ltd, the lender was entitled to 18% of the net equity proceeds received by the Company. The loan was repaid November 02, 2023 as part of the consideration for sale of Pacific Green Battery Energy Parks 2 Limited (“PGBEP2”) and its 100% subsidiary, Sheaf Energy Limited, to Sosteneo Fund 1 HoldCo S.à.r.l. (“Sosteneo”).

On September 20, 2023, the Company entered into a number of separate loan agreements, six under English law and one under US Law with seven independent third party lenders for a total of £1,050,000 and $2,500,000 (total equivalent $3,782,000), to provide additional short-term working capital to the Company in funding BESS projects. The loans have identical terms.

Each loan is split into two equal tranches and in the absence of a prior liquidity event, is repayable on March 20, 2024, or has a longstop date of June 20, 2024. Tranche 1 liquidity event occurs when the Company receives net funds in excess of £4 million from the disposal of Sheaf Project, and results in a repayment of Tranche 1 principal plus a repayment fee of 20%. Tranche 2 liquidity event occurs when the Company receives deferred consideration due on reaching commercial operation under the REP sale and purchase agreement, and results in a repayment of Tranche 2 principal plus a repayment fee of 25% of Tranche 2. The loans do not bear other interest apart from the “Repayment Fee”. Tranche 1 was repaid on November 09, 2023. Tranche 2 remained outstanding at December 31, 2023, but was repaid on January 03, 2024.

On November 02, 2023, the Company reached financial close on a £120 million (US$146 million) senior debt facility provided to Sheaf Energy Ltd by National Westminster Bank plc (“NatWest”) and UK Infrastructure Bank Limited (“UKIB”), contributing £60 million ($73 million) each. The facility will be used to fund the development and construction of Sheaf Energy Park, following which repayment will occur on a 10-year amortization profile upon the start of commercial operations. Drawdowns on the loan prior to sale of Sheaf Energy Ltd on December 22, 2023, amounted to £1.7 million. Interest is charged at the Bank of England base rate plus a margin of 3.0%. The loan balance was sold to Sosteneo on December 22, 2023 as part of the sale of Sheaf Energy Ltd as outlined in note 9.

On November 02, 2023, PGBEP2 entered into a £70 million ($85 million) capital expenditure loan facility with Sosteneo, which together with the senior debt facility, will fund the development and construction of Sheaf Energy Park. Interest rate on the loan facility is 10% per annum. Drawdowns on the loan prior to sale of PGBEP2 on December 22, 2023 totaled £36.0 million. The loan balance was sold to Sosteneo on December 22, 2023 as part of the sale of Sheaf Energy Ltd as outlined in note 9.

	December 31, 2023 $	March 31, 2023 $
Loans payable	2,403,812	1,667,484
Long term loans payable	–	791,662
Balance, end of period	2,403,812	2,459,146

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

14.	Warranty Costs

During the nine months ended December 31, 2023, the Company recorded a net warranty recovery of $18,778 (2022 - an expense of $201,340). During the same period, $167,437 of warranty costs were incurred and applied against amounts previously provided for. The Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available.

A summary of the changes in the warranty costs is shown below:

	December 31, 2023 $	March 31, 2023 $
Balance, beginning of period	580,530	865,451
Warranty expense / (recovery)	(18,778)	(625,664)
Warranty (invoiced costs) / recovery	(167,437)	340,743
Balance, end of period	394,315	580,530

15.	Related Party Transactions

(a)	At December 31, 2023, the Company owed $1,774,782 (March 31, 2023 – $213,020) to companies controlled by a director and officer of the Company. The amounts owing are unsecured, non-interest bearing, and payable over a 24 month period.

(b)	During the three and nine months ended December 31, 2023, the Company incurred $8,172 (2022 – $26,218) and $38,147 (2022 – $112,180) in commissions to companies controlled by a director of the Company.

(c)	During the three and nine months ended December 31, 2023, the Company incurred $4,526,794 (2022– $168,500) and $8,673,724 (2022– $495,500) in consulting fees and bonus to a director, or companies controlled by a director of the Company. This includes $8,039,358 (2022 - $nil) bonus paid to a director of the Company.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

16.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Balance, March 31, 2022	537,500	0.56	1.43	170,125
Granted	285,000	0.66	–	–
Forfeited	(337,500)	0.18	–
Balance, March 31, 2023 and June 30, 2023	485,000	0.89	1.41	84,900
Granted	100,000	0.60	–	–
Balance, September 30, and December 31, 2023, vested and exercisable	585,000	0.84	1.22	108,400	*

(*)	Value represents weighted average of those options in-the-money as at December 31, 2023.

Additional information regarding stock options outstanding as at December 31, 2023 is as follows:

Issued and Outstanding
Number of shares	Weighted average remaining contractual life (years)	Exercise price $
25,000	0.04	1.03
50,000	0.25	1.50
25,000	0.67	0.90
20,000	1.21	1.20
40,000	1.21	1.20
40,000	1.59	1.20
10,000	0.75	0.01
25,000	0.75	2.50
25,000	0.75	3.75
200,000	0.84	0.10
25,000	0.67	0.50
20,000	2.58	0.60
40,000	3.08	0.60
40,000	3.58	0.60
585,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends, applying a risk-free interest rate of 4.54%, average expected life of 3.5 years and expected volatility 122%.

The estimated fair value of the stock options is recorded over the requisite period to vesting. For the three and nine months ended December 31, 2023, the fair value of $14,282 (2022 - $162,566) and $31,572 (2022 – 189,478) was recorded as salaries expense.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

17.	Segmented Information

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe, Asia, Oceania, and South America.

	December 31, 2023
	North America $	Europe $	Asia $	Oceania $	Total $
Property and equipment	3,053	103,091	634,089	7,862	748,095
Intangible Assets	5,974,982	–	3,430	–	5,978,412
Right of use assets	–	984,161	78,153	–	1,062,314
Projects under development	–	2,897,125	53,648	2,160,251	5,111,024
	5,978,035	3,984,377	769,320	2,168,113	12,899,845

	March 31, 2023
	North America $	Europe $	Asia $	Total $
Property and equipment	5,343	134,001	709,865	849,209
Intangible Assets	6,700,921	–	5,563	6,706,484
Right of use assets	–	226,860	123,569	350,429
	6,706,264	360,861	838,997	7,906,122

	Three months ended December 31, 2023
	North America $	Europe $	Asia $	South America $	Total $
Revenues by customer region	38,752	85,326,948	595,932	–	85,961,632
COGS by customer region	25,159	60,648,725	547,225	–	61,221,109
Gross Profit by customer region	13,593	24,678,223	48,707	–	24,740,523
GP% by customer region	35%	29%	8%	0%	29%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

17.	Segmented Information (continued)

	Three Months Ended December 31, 2022
	North America $	Europe $	Asia $	South America $	Total $
Revenues by customer region	34,170	1,082,175	2,523,647	–	3,639,992
COGS by customer region	26,954	803,963	2,186,587	–	3,017,504
Gross Profit by customer region	7,216	278,212	337,060	–	622,488
GP% by customer region	21%	26%	13%	0%	17%

	Nine months ended December 31, 2023
	North America $	Europe $	Asia $	South America $	Total $
Revenues by customer region	55,699	86,642,836	1,616,924	–	88,315,459
COGS by customer region	41,431	62,253,187	1,744,288	–	64,038,906
Gross Profit by customer region	14,268	24,389,649	(127,364)	–	24,276,553
GP% by customer region	26%	28%	(8)%	0%	27%

	Nine Months Ended December 31, 2022
	North America $	Europe $	Asia $	South America $	Total $
Revenues by customer region	54,653	3,239,954	3,535,920	28,694	6,859,221
COGS by customer region	37,190	2,083,243	3,172,039	8,255	5,300,727
Gross Profit by customer region	17,463	1,156,711	363,881	20,439	1,558,494
GP% by customer region	32%	36%	10%	71%	23%

For the three and nine months ended December 31, 2023, 89% (2022 – 35%) and 86% (2022 – 29%) of the Company’s revenues were derived from the largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

18.	Commitments

(a)	The Company’s subsidiaries have entered into two long-term operating leases for office premises in London, United Kingdom, and Shanghai, China. These lease assets are categorized as right of use assets under ASU No. 2016-02. The lease for the office premises in London was extended on December 26, 2023.

Long-term premises lease	Lease commencement	Lease expiry	Term (years)	Discount rate*
London, United Kingdom	December 26, 2023	December 25, 2026	3.00	8.25%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

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

Lease cost for the three and nine months are summarized as follows:

	Three Months Ended December 31, 2023 $	Three Months Ended December 31, 2022 $	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Operating lease expense *	728,860	231,789	946,219	440,779

*	Lease payments include maintenance, operating expense, and tax.

The Company has entered into premises lease agreements with minimum annual lease payments expected over the remaining three fiscal years of the lease as follows:

$
2024	103,167
2025	407,616
2026	352,025
Thereafter	176,014
Total future minimum lease payments	1,038,822
Imputed interest	(64,567)
Operating lease obligations	974,255

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

Neither party had funded the joint venture at March 31, 2022 and there had been no revenue and expense associated with it for the year ending March 31, 2022. Since April 1, 2022 the Company has paid in share capital and intercompany loans and accrued interest amounting to $970,547 to fund operational expenses to December 31, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

(Unaudited)

(Expressed in U.S. dollars)

19.	Income Taxes

The majority of our revenues from international Marine sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. BESS revenues are invoiced and collected by our U.K. entities. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	December 31, 2023 $	December 31, 2022 $
United States	(10,875,742)	(4,205,331)
Foreign	23,513,169	(3,499,784)
Net profit / (loss) before taxes	12,637,428	(7,705,115)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	December 31, 2023 $	December 31 2022 $
Net profit / (loss) before taxes	12,637,428	(7,705,115)
Statutory tax rate	21%	21%

Expected income tax expense / (recovery)	2,653,860	(1,618,074)
Tax exemption on share sale	(7,905,011)	–
Subpart F inclusion	6,027,488	–
Permanent differences and other	2,451,576	151,871
Foreign tax rate difference	(73,458)	6,686
Change in valuation allowance	(1,988,816)	1,459,517
Income tax provision	1,165,639	–

Current	1,165,639	–
Deferred	–	–
Income tax provision	1,165,639	–

At December 31, 2023, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2014 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2018 and subsequent.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2023

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

The Company estimates that it has brought forward accumulated estimated net operating losses of approximately $25.3 million which were incurred mainly in the U.S, and which don’t begin to expire until 2033. Historical losses in the U.S., are subject to limitations on use due to deemed changes in control for tax purposes. This impacts the timing and opportunity to use certain losses. In arriving at the tax liability for the current period, a total of $24.8 million of historical net operating losses were offset, leaving $0.5 million carried forward into future reporting periods. In addition, the Company estimates that it has approximately $12.7 million in losses available in the United Kingdom.

20.	Subsequent events

On January 03, 2024, the Company repaid a total $2.4 million Tranche 2 short term loans including 25% repayment fees.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, (1) Pacific Green Innoergy Technologies Ltd., a United Kingdom company, (2) Pacific Green Marine Technologies Group Inc., a Delaware corporation, (3) Pacific Green Marine Technologies Inc., a Delaware corporation, (4) Pacific Green Technologies (UK) Ltd. (Formerly Pacific Green Marine Technologies Ltd.), a United Kingdom company, (5) Pacific Green Technologies (Middle East) Holdings Ltd., a United Arab Emirates company, (6) Pacific Green Technologies Arabia LLC, 70% owned, a Kingdom of Saudi Arabia company, (7) Pacific Green Technologies (Canada) Inc. (Formerly Pacific Green Marine Technologies Inc.), a Canadian corporation, (8) Pacific Green Solar Technologies Inc., a Delaware corporation, (9) Pacific Green Technologies International Ltd., a British Virgin Islands company, (10) Pacific Green Technologies Asia Ltd., a Hong Kong company, (11) Pacific Green Technologies Engineering Services Limited (Formally Pacific Green Technologies China Ltd.), a Hong Kong company, (12) Pacific Green Technologies (Australia) Pty Ltd., an Australia company, (13) Pacific Green Technologies (Shanghai) Co. Ltd. (Formerly Shanghai Engin Digital Technology Co. Ltd.), a Chinese company, (14) Guangdong Northeast Power Engineering Design Co. Ltd., a Chinese company, (15) Pacific Green Energy Parks Inc., a Delaware corporation, (16) Pacific Green Energy Storage Technologies Inc., a Delaware corporation, (17) Pacific Green Energy Storage (UK) Ltd. (Formerly Pacific Green Marine Technologies Trading Ltd.), a United Kingdom company, (18) Pacific Green Portland West Pty Ltd., an Australian company, (19) Pacific Green Portland East Pty Ltd., an Australian company, (20) Pacific Green Energy Park Portland Pty Ltd., an Australian company, (21) Pacific Green Energy Parks Australian Pty Ltd., an Australian company, (22) Pacific Green Energy Park Limestone Coast North Pty Ltd., an Australian company, (23) Pacific Green Energy Park Limestone Coast West Pty Ltd., an Australian company, (24) Pacific Green Limestone Coast Pty Ltd., an Australian company, (25) Pacific Green Battery Energy Parks 2 Ltd., a United Kingdom company, (26) Sheaf Energy Ltd., a United Kingdom company, (27) Pacific Green Energy Parks (UK) Ltd., a United Kingdom company, (28) Pacific Green Energy Parks (Italia) srl, an Italian company, (29) Sphera Australe Srl, 51% owned, an Italian company, (30) Sphera Levante Srl, 51% owned, an Italian company, (31) Sphera Ponente Srl, 51% owned, an Italian company, (32) Sphera Boreale Srl, 51% owned, an Italian company, (33) Pacific Green Future Energy Inc, a Delaware corporation, (34) Pacific Green Portland North Pty Ltd., an Australian company, (35) Pacific Green Portland Northeast Pty Ltd., an Australian company, unless otherwise indicated.

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

Pacific Green plans to execute this vision by a strategy of equipment sales and proactive infrastructure development and ownership, each is led by acquisitions of technology capabilities and project investment opportunities, highlighted to date by the following events:

●	On October 20, 2020, the Company closed the acquisition of Innoergy Limited (“Innoergy”), a UK based designer of BESS whose clients included Osaka Gas Co. Ltd, in Japan, and Limejump Limited in the UK, a subsidiary of Shell plc. The acquisition has enabled our entry into the BESS market;

●	On March 18, 2021, the Company acquired Richborough Energy Park Limited (“REP”), a BESS development project to deliver 99MW of energy in Kent, UK and subsequently sold the entity under the terms of a Sale and Purchase Agreement on June 26, 2023; and

●	On December 6, 2022 the Company acquired Sheaf Energy Limited which is being developed into our second BESS 249MW facility project. On November 02, 2023, the Company committed to sell the project to Sosteneo Fund 1 Holdco s.a.r.l. on November 02, 2023, and completed the sale on December 22, 2023. The Company will continue to participate and earn revenue from the project under the terms of a construction management agreement and milestone payments included in the sale agreement.

●	On 27 September 27 2023, the Company purchased 51% of the equity capital in four Italian entities (the Italy Project Companies) with preliminary land agreements secured and preliminary grid interconnection offers accepted for five BESS projects in Italy, with total development potential of 500MW. The Company also paid an advance towards its future purchase of the remaining 49% of the Italy Project Companies.

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

The Company has entered into several partnership and framework agreements in the core areas of our business.

Battery Energy Storage Systems (“BESS”)

●	On January 14, 2021, the Company signed a framework agreement with Shanghai Electric Gotion New Energy Technology Co., Ltd (“SEG”). The agreement provides for the supply of lithium-ion BESS. SEG is a joint-venture between Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) with operating revenues in excess of USD$20 billion, and Guoxuan High-tech Co., Ltd. With multiple production facilities and a long-established history in technology manufacturing and supply-chain management, SEG is well-positioned to provide lithium-ion BESS technology around the world, has supplied the batteries for the Richborough Energy Park and is contracted to supply the batteries for Sheaf project.

●	On March 18, 2021, the Company signed a framework agreement with TUPA Energy Limited (“TUPA”) to gain exclusive rights BESS projects in the UK. TUPA is a UK-based company with expertise in planning, grid connections and land acquisition. The Company has to date executed 99MW in relation to the Richborough Energy Park project and 249MW in relation to the Sheaf Energy project. The framework agreement was terminated after the completion of the Sheaf Energy acquisition in December 2022.

●	On June 13, 2023, the Company signed consulting agreements with GSMT consulting Pty Ltd to provide GPS studies and connection agreement support in the development of Limestone and Portland BESS sites in Australia.

●	In addition to the agreement to purchase 51% of the Italy Project Companies from Sphera Energy S.r.l., on September 27, 2023 the Company signed a development services agreement with Sphera Energy S.r.l. to develop each of the five BESS projects owned by the Italy Project Companies, with the objective of issuance of a license to each Project Company that will allow the Italy Project Companies to build and operate the proposed BESS projects, and to reach ready to build status.

●	On October 31, 2023, the Company signed a balance of plant subcontract with Keltbray Built Environment Limited, and a battery supply agreement with Hefei Gotion High-Tech Power Energy Co Ltd for the Sheaf project in the UK

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

Significant Events

On January 16, 2023, a postponement agreement with a major client, in which 13 marine scrubber units had been deferred, was extended from the original expiration date of February 9, 2023, to December 31, 2023. The postponement expired in December 2023 and $8.0 million revenue was recognized for this in the quarter-ended December 31, 2023 accordingly.

On February 6, 2023, 250,000 ordinary shares in the Company were issued to McClelland Management Inc. at a price of $0.73 as part of the consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023. A further 250,000 shares will be issued in February 2024 and 250,000 shares in January 2025.

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

On November 02, 2023, the company committed via a put and call option to the sale of Sheaf Energy Park, a 249 MW BESS project in Kent, England. The project is anticipated to begin commercial operations in mid-2025. On December 22, 2023 the Company exercised the option and sold the project to Sosteneo Fund 1 Holdco s.a.r.l..

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2023, and 2022.

Revenue for the three and nine months ended December 31, 2023 was $85,961,632 and $88,315,459 versus $3,639,992 and $6,859,221 for the three and nine months ended December 31, 2022. The Company’s revenues were derived from BESS project sales, BESS construction management services, scrubber sales, and scrubber services. During the three months ended December 31, 2023, revenue from BESS project sales was $75,704,255 (2022 - $nil), and the Company was in the process of commissioning 2 (2022 – 2) marine scrubber units which contributed to revenue of $314,255 (2022 – $699,289). During the three and nine months ended December 31, 2023, revenue from environmental technology services in the BESS, marine and solar businesses was $1,904,449 and $4,258,276 as compared to $1,386,771 and $2,251,553 for the three and nine months ended December 31, 2022.

During the nine months ended December 31, 2023, the gross profit margin for products and services were 28% (2022- 20%) and 8% (2022- 28%), respectively. Overall, the gross profit margin for the nine months ended December 31, 2023 was approximately 27% (2022 – 23%).

Expenses for the three and nine months ended December 31, 2023, were $12,322,409 and $27,267,740 as compared to $2,665,734 and $9,054,688 for the three and nine months ended December 31, 2022. Management and technical consulting fees increased due to increased activity in arising from the sale of REP/ BEP1 and SHEAF/BEP2 BESS Projects. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities and increased bonuses paid following the sale of REP/BEP1 and SHEAF/BEP2.

During the three and nine months ended December 31, 2023, our company recorded a net income of $ 11,311,505 ($0.21 per share) and $12,445,507 ($0.22 per share) as compared to net loss of $2,052,361 ($0.05 per share) and $7,735,406 ($0.16 per share) for the three and nine months ended December 31, 2022.

Our financial results for the three months and nine months ended December 31, 2023 and 2022 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023 $	2022 $	2023 $	2022 $
Revenues
Products	84,057,183	2,253,221	84,057,183	4,607,668
Services	1,904,449	1,386,771	4,258,276	2,251,553
Total revenues	85,961,632	3,639,992	88,315,459	6,859,221
Cost of goods sold
Products	59,670,077	1,986,344	60,113,764	3,686,591
Services	1,551,032	1,031,160	3,925,142	1,614,136
Total cost of goods sold	61,221,109	3,017,504	64,038,906	5,300,727
Gross profit / (loss)	24,740,523	622,488	24,276,553	1,558,494

Expenses
Advertising and promotion	131,303	120,230	334,286	421,903
Amortization of intangible assets	629	639	1,934	1,989
Bad Debts Expense (recovery)	3,766	36,341	59,990	(10,193)
Depreciation	39,912	45,600	115,327	148,671
Foreign exchange (gain) / loss	330,448	(5,776)	1,394,647	98,545
Management and technical consulting	8,619,840	802,533	17,903,758	2,106,857
Office and miscellaneous expense	701,906	509,864	1,656,308	1,499,940
Operating lease expense	728,860	231,789	946,219	440,779
Professional fees	563,098	547,538	826,255	1,295,198
Research and development	112,323	-	256,664	13,772
Salaries and wages	619,837	909,364	3,063,107	2,957,988
Transfer agent and filing fees	111,213	15,278	147,539	46,075
Travel and accommodation	342,732	197,252	580,484	596,482
Warranty and related (income) / expense	16,542	(744,918)	(18,778)	(563,318)
Total expenses	12,322,409	2,665,734	27,267,740	9,054,688

Other income / (expense)				–
Provision for loan or debt	(951)	–	(951)	–
Financing interest income	(856)	32,790	188	89,090
Gain on derecognition of a subsidiary	944,938	–	18,567,829
Interest (expense) and other	(1,309,469)	(220,300)	(3,330,822)	(298,011)

Income tax expense	(1,165,639)		(1,165,639)

Net income/(loss) for the period before noncontrolling interest	10,886,137	(2,230,756)	11,079,418	(7,705,115)
Net (loss) /income attributable to noncontrolling interest	(34,063)	(6,577)	(392,903)	20,165

Net income/ (loss)for the period	10,920,200	(2,224,179)	11,472,321	(7,725,280)

Liquidity and Capital Resources

Working Capital

	December 31, 2023 $	March 31, 2023 $
Current assets	25,804,927	3,757,334
Current liabilities	18,536,948	15,537,991
Working capital (deficit)	7,267,979	(11,780,657)

Cash Flows

	Nine Months Ended December 31, 2023 $	Nine Months Ended December 31, 2022 $
Net cash used in operating activities	(426,738)	(6,094,070)
Net cash used in investing activities	(35,065,772)	(31,902,457)
Net cash provided by financing activities	46,272,906	34,947,926
Effect of exchange rate changes on cash	1,010,106	(737,456)
Net change in cash and cash equivalents	11,790,502	(3,786,057)

As of December 31, 2023, we had $13,064,240 in cash and cash equivalents, $25,804,927 in total current assets, $ 18,536,948 in total current liabilities and a working capital of $ 7,267,979. compared to a working capital deficit of $11,780,657 as at March 31, 2023. The Company’s working capital increased primarily due to generation of cash and receivables from sale of REP and Sheaf projects.

During the nine months ended December 31, 2023, we used $426,738 in operating activities, whereas we used $6,094,070 from operating activities for the nine months period ended December 31, 2022. The operating cash flow for the nine months ended December 31, 2023, resulted primarily from the sale of Sheaf project, offset by a rise in account receivables and other receivables.

During the nine months ended December 31, 2023, we used $35,065,772 in investing activities, whereas we used $31,902,457 in investing activities during the nine months ended December 31, 2022. Our investing activities for the nine months ended December 31, 2023, comprised primarily additions of projects under development for Sheaf and Australian projects, also investment in Italian Project Companies, offset by proceeds from disposal of REP project.

During the nine months ended December 31, 2023, we received $46,272,906 in financing activities, whereas we received $34,947,926 in financing activities for the nine months ended December 31, 2022. Our financing activities for the nine months ended December 31, 2023 were related to drawdown on debt facilities for REP and Sheaf projects prior to project sales, proceeds from short term loans, offset by repayment of short-term loans.

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

These sources of funds will enable the Company to meet budgeted development expenditure plans of the Australian and Italian project portfolios, support BESS related business development activity in Europe and provide working capital to cover all operating costs and overheads.

As of December 31, 2023, the Company had $13.1 million cash on hand. After careful consideration we believe current operations, anticipated deliveries and services expected profit from such deliveries, sales of products and services in our BESS and environmental technology businesses and the raising of short-term funds to be sufficient to cover expected cash operating expenses over the next 12 months.

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

Going Concern

Our financial statements for the quarter ended December 31, 2023 have been prepared on a going concern basis.

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

For sale of BESS projects (Including Sales of Ownership Interests in Project Companies) developed by the Company through to Ready to Build (RtB) stage, where risks and rewards of ownership fully pass to the buyer of the projects on sale, projects are deconsolidated on sale in accordance with ASC 810. For BESS projects sold prior to becoming operational, that do not contain a workforce, and are non-financial assets, the sale is considered sale of an asset under ASC 610, rather than sale of a business. As a result of the change in strategy as discussed above, sale of BESS projects is considered to be the entity's normal operating activity and is recorded under revenue from operations using the 5-step approach under ASC 606 to identify performance obligations and allocate transaction price. Where risk and reward of ownership have fully passed to the buyer on sale, proceeds from sale of projects are recognized as revenue on the transfer of control to the buyer. Sale proceeds contingent on achieving future milestones that have a material risk of not being achieved are constrained and not recognized initially at the point of disposal. Such amounts will be reviewed in each reporting period to assess risk of reversal, and adjustments to constrained amounts and revenue made accordingly.

The Company has also evaluated the impact of sale of BESS projects with significant project financing components included within the assets and liabilities of the project entities disposed of. This includes debt and cash financial instruments remaining outstanding and payable in the project entities at disposal, and so taken on as financial instruments by the acquiring company. Under the terms of sale, where no net debt repayment prior to disposal has occurred, management have made the assessment that the debt less cash financial instruments included within the entities disposed of, forgiven by the acquiror, should be recorded as additional consideration on sale and hence included in revenue.

In the quarter ended December 31, 2023, this resulted in a gross up of revenues of $60.1 million in relation to the net debt at disposal of the Sheaf project, that would otherwise have been recorded as an offset to cost of sales, being the cost of the project assets financed by the financing arrangements.

Total revenue recognized for sale of BESS projects includes therefore:

●	Cash proceeds paid by purchaser;

●	Net debt forgiven by purchaser;

●	Deferred consideration receivable for future milestones post project sale, less constrained amounts where risk of revenue reversal due to partial / non achievement of milestone criteria is material.

Under the new strategy, project assets and liabilities are not being held as long-term assets of the company, and are expected to be sold within 12 months. As a result, balances in consolidated BESS project entities are included in the appropriate balance sheet line items, instead of assets held for sale. Project costs incurred prior to sale are capitalized as projects under development within current assets, and treated as cost of sales on disposal. Project financing liabilities are capitalized as separately identified loans, in liabilities of projects under development within current liabilities. Loan forgiveness on disposal is included as part of consideration within revenue as above.

Revenue from construction management fees is recognized as the services are performed over time, using a cost to cost method.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: February 20, 2024	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 20, 2024	By:	/s/ James Tindal Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 20, 2024	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 20, 2024	By:	/s/ James Tindal-Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)