Form 10-K
period 2024-03-31
Pacific Green Technologies Inc.
filed 2025-06-20
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2025, was $28,522,862 based on a $0.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

57,045,724 common shares issued and outstanding as of June 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Pacific Green

# 2023-2024 Annual Report

Pacific Green Technologies Inc.

i

EXPLANATORY NOTE

As reported in an Item 4.02(a) Form 8-K on July 08, 2024 (further amended on December 12, 2024 and on June 20, 2025), the Company determined that the following should no longer be relied upon, due to the identification of material errors as described below:

●	unaudited condensed financial statements for the quarter ended June 30, 2023, included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023;

●	unaudited condensed financial statements for the quarter ended September 30, 2023, included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023; and

●	unaudited condensed financial statements for the quarter ended December 31, 2023, included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 20, 2024.

The impact of restatement on the consolidated financial statements and the restated management’s discussions and analysis as of and for the following are included in this Form 10-K:

●	three months ended June 30, 2023.

●	three and six months ended September 30, 2023.

●	three and nine months ended December 31, 2023.

In the Form 10-Q filed for quarters ended June 30, 2023, September 30, 2023 and December 31, 2023, our Chief Executive Officer and Chief Financial Officer had originally concluded that the disclosure controls and procedures as of that date were effective. In connection with the restatement and subsequent evaluation, they have concluded that disclosure controls and procedures as of June 30, 2023, September 30, 2023 and December 31, 2023 were ineffective due to the material weaknesses described below and in Item 9A of this Form 10-K.

The Company has identified the following errors

a)	The acquisition, financing and disposal of the Sheaf project, including various debt financing and derivative contracts was not appropriately accounted for in the quarter ended December 31, 2023

b)	The presentation of certain expenses were incorrect, resulting in errors in the quarter ended June 30, 2023, September 30, 2023 and December 31, 2023; and

c)	The gains on BESS project sales were not properly classified, resulting in errors in operating income in the quarter ended June 30, 2023, September 30, 2023 and December 31, 2023.

As a result of these errors, management identified two material weaknesses in the Company’s internal control over financial reporting:

●	A lack of US GAAP resource in the accounting for complex transactions; and

●	A lack of monitoring controls over the review of quarterly and annual financial statements.

These material weaknesses in the Company’s internal control over financial reporting resulted in material errors not being detected timely within the Company’s unaudited consolidated financial statements for the fiscal quarter ended June 30, 2023, September 30, 2023 and December 31, 2023. The impact of restatement on the financial statements for each of these quarters are included in this 10-K for the fiscal year ended March 31, 2024, within note 24 to the financial statements.

The Company is in the process of implementing controls to address these material weaknesses in order to remediate these material weaknesses in future reporting periods.

ii

STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” “seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to secure buyers for BESS projects in our portfolio; statements about our supply chain; operating results; the sufficiency of our cash and our liquidity and our ability to obtain financing; projected costs; development of new products and improvements to our existing products; our development costs; our agreements with our development partners; legislative actions and regulatory and environmental compliance; competitive position; management’s plans and objectives for future operations; our ability to comply with loan terms and repay loan obligations as they come due; trends in selling prices; the success of our customer financing arrangements and ability to secure financiers; capital expenditures; warranty matters; outcomes of litigation; our exposure to foreign exchange, interest and credit risk; general business and economic conditions in our markets; industry trends; the impact of changes in government incentives; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including sales and marketing expense and general and administrative expense; our ability to expand our business, including our ability to secure new customers; our ability to increase efficiency of our products and services; our ability to market our products successfully; our business strategy and plans and our objectives for future operations; and the impact of recently adopted accounting pronouncements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K.

iii

PART I

Item 1. Business

Corporate History

Our company was incorporated in Delaware on March 10, 1994, under the name of Beta Acquisition Corp. In September 1995, we changed our name to In-Sports International, Inc. In August 2002, we changed our name from In-Sports International, Inc. to ECash, Inc. In 2007, due to limited financial resources, we discontinued our operations. Over the course of the ensuing five years, we sought out new business opportunities. On June 13, 2012, we changed our name to Pacific Green Technologies Inc. and effected a reverse split of our common stock.

Overview

Pacific Green Technologies Inc comprises two main divisions:

Battery Energy Storage Systems (“BESS”):

The Company has grown into a leading international developer of utility scale battery energy storage systems (BESS). The Company is focused on early stage development of BESS facilities, combining our technology, development and project financing expertise, and using our global presence and strong relationships with trusted supply chain partners, to de-risk project execution. Our local presence and strategic relationships in China gives us access to the best technologies and manufacturing capabilities, whilst our project delivery experience in Europe and Australia enable us deliver industry leading projects at scale and speed.

Environmental Technologies:

The Company also has a rich heritage in Environmental Technologies, now combining previously separate ECS and CSP divisions into a single division.

The Company continues to operate in the Emission Control Systems (“ECS”) market, installing and servicing marine exhaust scrubbers. We maintain our own global product patents and intellectual property for these market leading environmental technologies.

The Company also provides design, development and engineering services for Concentrated Solar Power (“CSP”) projects in China.

The Company is looking to leverage its engineering expertise, global presence, project execution capabilities and supply chain relationships to expand into other environmental technologies markets.

Industry and market opportunities

The global shift toward net-zero emissions continues to accelerate, opening long-term growth opportunities across the environmental technology sectors in which Pacific Green operates. Governments, utilities, and industries are seeking practical, scalable solutions to meet climate targets while maintaining energy reliability and resilience.

Battery energy storage is now a critical enabler of renewable energy integration, helping to balance grids and stabilize power systems as solar and wind become mainstream. This trend is supported by strong policy frameworks and growing investor interest, particularly in markets focused on energy transition and security. Pacific Green’s growing portfolio of utility-scale storage projects is well aligned with this momentum.

At the same time, pressure to reduce emissions across industrial and maritime sectors continues to intensify, creating a sustained demand for effective environmental control systems. Our experience in delivering proven infrastructure solutions places us in a strong position to meet this need.

Looking ahead, Pacific Green will continue to focus on delivering clean, high-impact technologies that support decarbonization and environmental improvement. As regulatory landscapes tighten and market expectations evolve, we are well positioned to provide the infrastructure required for a cleaner, more sustainable future.

Customers

BESS Customers

Our customers are primarily large renewable energy funds. We engage frequently with industry operators and investors, and participate in industry conferences and events to strengthen project sales and attract new customers.

Key customers to date are:

Intera

Intera is a renewable energy platform established, and majority owned by funds managed by Palisade Investment Partners (Palisade), an Australian based infrastructure and real assets manager.

Palisade is a specialist, independent global infrastructure and real assets manager that provides institutional and wholesale investors with access to infrastructure and infrastructure-like projects through tailored portfolios and co-mingled funds. Palisade’s multi-disciplinary and experienced team focuses on attractive mid-market assets that are essential to the efficient functioning of the communities and economies they serve.

Palisade is an early investor in the clean energy sector and manages and operates a diverse portfolio of renewable energy assets in Australia and the US. These assets total over 2GW of installed generation capacity on a 100% ownership basis, including 1.5GW in Australia, making Palisade one of Australia’s largest renewable energy investors.

Sosteneo

Sosteneo HoldCo is an investment vehicle for the Sosteneo Energy Transition Fund, managed by Sosteneo SGR S.p.A. (“Sosteneo”), a specialist manager of greenfield infrastructure projects related to the energy transition and part of the Generali ecosystem of asset management firms.

Generali Group is one of the largest integrated insurance and asset management groups worldwide. Established in 1831, the Group has a leading position in Europe and a growing presence in Asia and Latin America.

Environmental Technologies

The Company has ongoing service contracts for Marine scrubbers installed on customers’ vessels. The largest Marine customer is the Scorpio group of companies, with a fleet of approximately 100 wholly owned or lease financed product tankers.

Strategic partnerships

Battery Energy Storage Systems

Battery Supply Partners

The Company has developed deep relationships for battery supply with large scale industry partners in China. Our ability to work closely with local suppliers and leverage our team presence locally, combined with project management experience to ensure rigorously defined scope, quality and schedule of battery supply agreements to major BESS projects internationally, is a key competitive advantage for the Company. Battery supply partnerships to date include:

●	Shanghai Electric Gotion (“SEG”) for Richborough Energy Park in the UK. SEG is a joint-venture between Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) and Guoxuan High-tech Co., Ltd. SEG has multiple production facilities and a long-established history in technology manufacturing and supply-chain management.

●	Hefei Gotion High-Tech Power Energy Co Ltd for the Sheaf project in the UK. Hefei Gotion is a leading global energy storage technology company, specializing in advanced energy storage solutions for renewable integration and grid applications.

●	Trina Storage for the Limestone Coast North project in Australia. Trina Storage, the dedicated energy storage division of Trina Solar, is a global leader in smart storage solutions, delivering integrated, high-performance systems for utility-scale applications.

In the development stage prior to sale of the BESS project, the Company negotiates price and agrees all subcontract terms and scope of work. Post sale of the BESS project, the Company retains involvement through a construction management agreement with the buyer of the BESS project. Construction management activities associated with batteries supply chain include supervision of design, engineering, fabrication, testing, shipping, installation and commissioning of BESS systems.

Balance of Plant (BoP) Partners

The Company has established relationships with a number of key local electrical and construction subcontractors in countries where we operate, to provide balance of plant (“BoP”) design, engineering, construction and electrical installation for BESS projects. BoP contract partnerships to include:

●	OCU Services Limited for Richborough Energy Park in the UK.

●	Keltbray Built Environment Limited for the Sheaf project in the UK.

●	Gransolar Group for the Limestone Coast North project in Australia.

In the development stage prior to sale of the BESS project, the Company negotiates price and agrees all subcontract terms and scope of work in line with our overall project requirements. Post sale, project management activities by the Company under a construction management agreement with the buyer of the BESS project, involves supervision of design, engineering, and on site construction and installation activities by the BoP subcontractor.

Project Finance

The Company has built relationships with large reputable financial institutions and obtained non-recourse project debt facilities for its BESS projects, to enable funding of the construction phase. Loans have the form of construction loans that convert to term loans on commencement of operation:

●	Close Leasing Limited, part of Close Brothers provided a GBP 28 million loan facility for Richborough Energy Park;

●	National Westminster Bank plc and UK Infrastructure Bank Limited and UK Investment Bank provided a GBP 120 million loan facility for Sheaf project.

Post project sale, construction management and asset management by the Company has (for UK BESS projects) included management of loan drawdowns, debt covenants and other financial reporting to lenders.

Offtake Agreements

Prior to sale of the BESS project, the Company agrees an offtake agreement with a suitable power producer, contracted to commence on completion of construction and testing. Offtake partnerships to date include:

●	10 year energy optimization agreement with Shell Energy Europe Ltd (“Shell”) for Richborough Energy Park, whereby Shell purchases the battery capacity from Richborough Energy Park and have the exclusive right to provide optimization services to the National Grid for a ten-year period.

●	10 year energy optimization agreement with SSE Energy Supply Limited (“SSE”) for Sheaf, whereby SSE purchases the capacity and have the exclusive right to provide optimization services to the National Grid for a ten year period from the start of commercial operations.

●	12 year tolling agreement with Zen Energy for Limestone Coast North, whereby ZEN Energy will have exclusive rights to charge and discharge the facility and receive the Pool Revenue and other associated benefits in relation to trading the facility in return a fixed price per annum.

Grid Integration

The Company works closely with the local Grid operator on each BESS project to ensure design and implementation of the project will meet their grid technical and operational requirements. Where required, the Company will also contract with the grid operator for any costed work to be performed by them in order to complete the project:

●	Construction Agreement, Bilateral Connection Agreement, Connection and Use of System Code Accession with National Grid for Richborough Energy Park and Sheaf projects in the UK.

●	Transmission Connection Agreement with ElectraNet to connect into the ElectraNet 275kV South East substation in South Australia.

Development Partnerships

Earlier in the development cycle, we have also made use of development partnerships, to gain access to suitable site locations, proceed in planning, grid and offtake :

●	On 25 January 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company signed two secured loan agreements under English law with two third party borrowers to provide $402,000 (£318,00) and $374,000 (£296,000) respectively. The loans will allow each borrower to apply for grid connection with Polskie Sieci Elektroenergetyczne S.A (‘PSE’), the transmission system operator in Poland.

●	Both borrowers are special purpose vehicle companies incorporated in Poland with the same parent company who acts as guarantor. Both loans are identical, except for the borrowers’ names and the amount borrowed. The loans do not bear interest but instead have a “Repayment Premium” being 100% of the loan principal. The Repayment Premium is payable in full at the point the loan principal is repaid unless PSE has issued the grid connection and a set of “Definitive Agreements” have been entered into between the Company and each of the borrowers relating to the Company obtained an equity interest in the borrower.

●	On May 04, 2023, Company entered into land option agreements with BZ Renewables Holdings Pty Ltd, in relation to sites with potential for BESS projects in Australia of 1GW capacity in Portland, Victoria and 500MW capacity in Limestone Coast, South Australia.

●	In September 2023, the Company entered into a development services agreement with Sphera Energy S.r.l. (“Sphera”) to develop BESS projects to reach ready to build status, for each of the five projects acquired from Sphera.

●	On March 18, 2021 the Company signed a framework agreement with TUPA Energy Limited (“TUPA”) to gain exclusive rights to BESS projects in the UK. TUPA is a UK-based company with expertise in planning, grid connections and land acquisition.

Environmental Technologies

The Company continues to contract with PowerChina SPEM, for Marine scrubber fabrication. PowerChina SPEM is one of the world’s largest engineering, procurement and construction companies with annual revenues of around $50 billion with unrivalled production capabilities in China.

Middle East Market Development

The Company maintains a joint venture and marketing agreement with AMKEST to assist with the promotion of the Company’s core business platform in the Kingdom of Saudi Arabia and the wider Middle East. Amkest Group is overseen by its founder, Amr Khashoggi, who holds board positions in numerous influential companies and government bodies across the Kingdom and is currently serving as Strategic Advisor to the Kingdom’s prominent new development city, King Abdullah Economic City (KAEC). Amkest Group’s leadership team is led by Chief Executive Officer, Salman Alireza, whose background includes various founding, executive and director-level positions in the business development sector within the Kingdom of Saudi Arabia, in addition to an MBA from London Business School.

Intellectual Property

Environmental Technologies

We do not own, either legally or beneficially, any registered patent or trademark, except for the following proprietary emission control systems (“ECS”) and associated marks, currently known as:

●	ENVI-CleanTM, a system which removes most of the sulfur dioxide, particulate matter, greenhouse gases and other hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels.

●	ENVI-PureTM, for removing acid gases, particulate matter, dioxins, VOCs and other regulated hazardous air pollutants from the flue gases produced by the combustion of coal, biomass, municipal solid waste, diesel and other fuels; and

●	ENVI-MarineTM, a scrubber that can be applied to diesel exhaust emissions that require sulfur and particulate matter abatement (ENVI-CleanTM, ENVI-PureTM and ENVI-MarineTM ).

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

Human Capital

As of March 31, 2024, the Company’s subsidiaries employed people in Canada, United Kingdom, Australia, Saudi Arabia and China. The Company also makes use of contractors and consultants. The Company employed 42 full-time employees as of March 31, 2024 (45 as of March 31, 2023) that serve in technical, commercial, and administrative roles.

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

The Company considers its workforce to be a key driver of success and continually seeks to attract the best talent to fill key positions and enable the Company to execute most effectively on its strategy. In order to attract and retain quality employees, the Company offers highly competitive remuneration and benefits packages. To motivate employees towards key goals and provide rewards for achievement of goals, the Company offers certain discretionary incentives.

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

Sustainability

Pacific Green is committed to ensuring our own operations are as sustainable as the net-zero outcomes we are delivering for the market.

Our sustainability vision

Sustainability: Our mission is to design, build, and operate scalable solutions to accelerate the net-zero transition. And within our own operations, we are committed to minimizing environmental impact while fostering community engagement and social value in the regions where our projects are based.

At a broader level, we are committed to collaborating with industry and government to drive green energy innovation.

Through our efforts, we aim to create lasting value for our stakeholders and contribute meaningfully to improve sustainability outcomes for people and planet.

Innovation: Pacific Green values innovation and constantly seeks new, more effective ways to harness energy and deliver a cleaner environment. We drive research and development to push the boundaries of sustainable energy solutions and improve our technologies.

Collaboration: Recognizing the magnitude of the energy transition challenge, Pacific Green values collaboration. We actively engage with partners, stakeholders, and communities to foster mutually beneficial relationships and work together towards net zero emissions.

Adaptability: Pacific Green acknowledges the ever-changing landscape of the energy industry and the need for adaptability. We embrace flexibility, agility, and the ability to respond to evolving market conditions, policy changes, and technological advancements.

Our core sustainability principles

Underpinning Pacific Green’s sustainability vision are our environmental, social, and governance (ESG) principles. By aligning our principles with the United Nations Sustainable Development Goals (SDGs) and the UN Global Compact Principles we strive to achieve excellence in our efforts to be a leading force in the energy transition.

Environment

As well as creating environmental benefits through renewable energy storage and cleaner air, we work locally to increase biodiversity and constantly strive to reduce our environmental impact.

Social

Engaging with local communities from the early stages of project development, we seek to understand their history, needs, and aspirations and make meaningful contributions as valued partners. Embracing diversity and inclusion we create high quality employment opportunities and generate new avenues for education.

Governance

Maintenance of ethical and just institutions and a mandatory code of conduct to ensure integrity and transparency within the workplace whilst allowing investors to make informed investment decisions.

Delivery and management of our sustainability goals

Pacific Green is committed to meeting the goals of our ESG Principles. To do this, we are currently developing an implementation approach which will establish meaningful systems, actions, and targets to meet our sustainability vision and mission.

Our group materiality assessment and sustainability strategy, setting our ESG baseline, outlining our overall sustainability performance targets and long-term goals will be published in 2025. From 2026 we will report annually on our progress and also begin alignment with relevant industry frameworks.

Reports to Securities Holders

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

Item 1A. Risk Factors

Risks Related to Our Business and Our Industry

Our limited operating history and our rapidly evolving industry make it difficult to evaluate our business, the risks and challenges we may face and future prospects.

In 2021, we began to develop capabilities in the BESS sector. To date, we have only developed three BESS projects through to Notice to Proceed stage with project financing committed and sold to a new investor, two in the UK. Our portfolio of future projects is based primarily outside the UK, with a near term focus on Australia, where we have only developed one project, and Italy, where we have not developed any projects to date. As a result, we have a limited history in developing BESS projects, and therefore a limited history upon which to predict our future expectations of growth and financial performance.

Our growth in a rapidly-evolving BESS industry is dependent on a number of factors, including rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources and the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery modules and cells, customer needs for services and digital applications, commercial, legal, regulatory, and political pressure for the reduced use of and reliance on fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, and a rapidly growing energy storage market driven by increasing demand from utilities, independent power producers, and large energy users. However, predicting future revenues and appropriately forecasting and budgeting for our expenses is difficult, and we have limited operating history to predict trends that may emerge and take hold and materially affect our business. Our future operations and strategy are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the growth of any new business in a nascent industry, as well as those that are specific to our business in particular.

Our projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

Our projections are subject to significant risks, assumptions, estimates and uncertainties. Such projections reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by our projections. We may not actually achieve the plans, expectations or objectives contained in our projections, and the underlying assumptions may prove incorrect. Such deviations may be due to factors outside our control or currently unknown to us. For example, our actual revenues, market share, timing for achieving business milestones, expenses and profitability may differ materially from our expectations. Therefore, undue reliance should not be placed on any of our projections.

We depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

The loss of any significant customers or partners or reduction in our business activities could cause our revenues to decrease significantly and increase our losses from operations. If our products are not successful and we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability, continue operations, or remain a going concern.

In particular, the Limestone Coast West BESS project does not yet have any firm sale offers. This project is currently budgeted to be sold in the second half of fiscal year 2026, and is a major component of overall cash receipts through twelve months from the date the financial statements are issued. The lack of firm offers indicates the existence of an event that may cause substantial doubt on our ability to continue as a going concern.

In its report on the consolidated financial statements for the year ended March 31, 2024, our independent registered public accounting firm included an emphasis of matter paragraph stating there was substantial doubt about our ability to continue as a going concern, due in part to this uncertainty. Our consolidated financial statements for the year ended March 31, 2024 do not include any adjustments that may result from the outcome of this uncertainty.

Our business model depends on acceptance of the quality of our BESS projects by our customers, retaining existing customers, and the success of our BESS execution strategy.

As a recent market entrant into the developing BESS industry, our results of operations and financial condition are dependent upon our success in establishing or entering new markets, developing and disposing of our BESS projects, and undertaking marketing activities. We face significant risks associated with our business strategy of targeting renewable energy equity investors and successfully delivering projects to acceptable timescales that are ready to build, have attracted project financing from financial institutions, and operationally competitive in a fast-changing market. The success of our BESS projects will be dependent upon a number of factors, including their ability to deliver reliable and dependable battery storage capacity over the long-term life of the installation, meeting the technical requirements of the electrical grid regulator, and the facilities performing under operation in accordance with the performance and maintenance expectations of our customers.

In addition to the disposal of BESS projects, we also typically retain involvement in the construction management of projects once sold to an equity investor and provide management services to oversee operation of the projects once operational. If our overall support to our customers does not meet their requirements, our reputation amongst prospective customers for future projects may be negatively impacted.

The technological quality of our BESS systems may not remain competitive in a fast-changing market. Any reduction in quality of our products compared to competitors would impact our ability to attract investors to our projects and achieve our pricing targets.

There is no guarantee that we will be successful in implementing technical improvements effectively in future projects and remaining as technically advanced as our competitors, who are also evolving their products over time in a rapidly changing industry.

Our business, reputation, results of operations and financial condition may be materially adversely affected if we do not successfully manage the design and implementation of the BESS systems or to the extent that such implementation occurs later or costs more than we expect, or if innovations by our competitors achieve broader or earlier market acceptance.

Our project development activities may not receive required permits, property rights, transmission arrangements, and financing or construction of projects may not commence or continue as scheduled, all of which could increase our costs, delay or cancel a project, and have a material adverse effect on our profitability.

Our BESS execution strategy is focused on developing projects through to the Commercial Operations stage. Failure to agree terms and reach final execution of key permits, agreements and work plans with regulatory bodies and suppliers may cause delay to the project, re-work of initial plans, delays and cost overruns, ultimately impacting overall project performance. These include:

●	Connection agreements with the grid operator

●	Obtaining planning approvals.

●	Successfully completing legal, tax and technical due diligence processes performed by third party professional service firms to the satisfaction of equity investors and providers of project financing.

●	Successful commercial negotiation with key subcontractors, including agreeing pricing, commercial terms, work scope details, payment structures and financial security arrangements.

●	Project financing such as construction loan rolling over into operating term loan.

BESS development costs that cannot be recovered from project disposals may cause adverse impact on our profitability and liquidity.

BESS development costs can be difficult to predict and may increase beyond budgeted levels. Any development costs on a project that cannot be recovered at disposal from an investor will reduce the profitability of the project sale. Any post disposal costs incurred on the construction project that we remain liable for under the construction management agreement (“CMA”) or management services agreement (“MSA”) or under ongoing guarantees from the sale, will reduce the profitability of the project. Any projects that don’t achieve sale to an equity investor will have to be written off, reducing the overall profitability of our BESS projects.

The majority of our BESS profits comes from periodic project disposals. Delays to completing disposals may increase our borrowings requirements, increase our interest payable expenses, and affect our liquidity position.

Our BESS projects may face delays to completing disposals of the project to a new equity investor in accordance with budgeted timelines. In order to reach a successful outcome, a variety of subcontract, project financing, capacity sharing agreement, planning, grid, due diligence workstreams have to proceed concurrently, and reach conclusion in close proximity. Delays to any of these may lead to a delay in overall completion of the disposal of the BESS project to an equity investor.

Delays to project disposal may require the Company to increase its borrowing requirements, possibly seeking additional borrowings, and operating with lower liquidity levels, causing an adverse impact on our financial position.

We operate in highly competitive BESS industry and there is increasing competition. Many of our competitors may have significantly more financial and other resources than we do and if we do not compete effectively, our competitive positioning and our operating results will be harmed.

The energy markets in which we compete continue to evolve and are highly competitive. Some of our current and potential competitors are large entities at a more advanced stage in development and delivery than we are and in some cases have significantly more financial and other resources, including larger numbers of managerial and technical personnel, to increase their market share. For example, several companies, such as SSE, Enel and EDF in the UK, and Akaysha Energy, Firm Power and ACE Power in Australia have each announced plans to develop BESS facilities. If our competitors continue to penetrate the BESS projects market, we may experience a reduction in potential and actual market share. Furthermore, certain industry participants against whom we do not currently compete may shift their strategic focus and begin competing directly with us.

We expect competition in energy storage technology to intensify due to a regulatory push for lower-carbon energy sources, including intermittent sources such as wind and solar, continuing globalization, and consolidation in the energy industry. Moreover, the advancements in alternative energy storage systems, including hydrogen, pressurized storage, and long-duration flow batteries will invariably alter the energy storage landscape.

Our BESS projects are reliant on battery supply chains based in China, and an adverse change in geopolitics may impeded timely and efficient delivery of the materials required to successfully deliver the projects.

Reliance on China for lithium-ion phosphate (LFP) batteries poses significant risks for the EU and other regions. China’s dominance in the LFP battery market, from production to the processing of raw materials, could lead to supply chain vulnerabilities and potential disruptions. This dependency could result in price volatility, new trade tariffs, supply shortages, and geopolitical leverage for China.

Our BESS projects are often disposed of along with associated project financing. Delays to procuring third-party financing or if the cost of such financing exceeds our estimates, would adversely affect our ability to competitively sell projects to investors.

Our ability to dispose of BESS projects to equity investors depends our ability to attract third-party financing partners. The arrangement of third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax and other government incentives, interest rate and/or currency exchange fluctuations, the perceived creditworthiness of the overall project over its operating life and the condition of credit markets generally. To the extent we are unable to arrange future financings for any of our current or potential projects, our business would be negatively impacted.

The economic benefit of our BESS systems to equity investors depends on market dynamics of local electricity markets, and market decisions made by the electrical grid regulators. These external factors may cause future projects to become less viable.

The economic benefit of our BESS projects to equity investors includes, among other things, the benefit of identifying pricing opportunities to supply and buy electricity from the local grid. Competition in market wholesale prices of supply of electrical energy from other power generation sources, competition and fluctuation in energy trading prices, as well as fees and conditions imposed on power generation companies by the grid regulator could adversely affect the economic prospects of BESS facilities, and as a result, the demand for our energy storage systems.

We are at risk that our Environmental Technologies will not perform to expectations.

As at the date of this annual report, our Environmental Technologies have been tested to satisfactory requirements but there is no guarantee that our Environmental Technologies will continue to perform satisfactorily in the future which would damage our prospects.

The market for alternative energy products, technologies or services is emerging and rapidly evolving and its future success is uncertain. Insufficient demand for our Environmental Technologies would prevent us from achieving or sustaining profitability.

It is possible that we may spend large sums of money to bring the Environmental Technologies to market, but demand may not develop or may develop more slowly than we anticipate.

Our future success is currently partially dependent on our Environmental Technologies and:

(a)	our ability to quickly react to technological innovations;

(b)	the cost-effectiveness of our Environmental Technologies;

(c)	the performance and reliability of alternative energy products and services that we develop;

(d)	our ability to formalize marketing relationships or secure commitments for our Environmental Technologies, products and services; and

(e)	realization of sufficient funding to support our marketing and business development plans.

We may be unable to develop widespread commercial markets for our Environmental Technologies. We may be unable to achieve or sustain profitability.

Competition within the Environmental Technology industry may prevent us from becoming profitable and lead to further impairments of our intangible assets.

The renewable energy industry is competitive and fragmented and includes numerous small companies capable of competing effectively in the market we target as well as several large companies that possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can with our Environmental Technologies. A number of competitors have developed more mature businesses than us and have successfully built their names in the international alternative energy markets. These various competitors may be able to offer products, sustainability technologies or services more competitively priced and more widely available than our Environmental Technologies and may also have greater resources to create or develop new technologies and products than us. Failure to compete in the alternative energy industry or execute on our licensing strategy may prevent us from becoming profitable and lead to further impairments of our capitalized intangible assets.

The development and expansion of our business through acquisitions, joint ventures, and other strategic transactions may create risks that may reduce the benefits we anticipate from these strategic alliances and may prevent us from achieving or sustaining profitability.

We may enter into technology acquisition and licensing agreements and strategic alliances such as joint ventures or partnerships in order to develop and commercialize our proposed technologies and services, and to increase our competitiveness. Our management is unable to predict whether or when we will secure any such commitments or agreements, or whether such commitments or agreements will be secured on favorable terms and conditions.

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

We are dependent upon key members of our senior management team for execution of our business plan.

With our small employee base, our future success depends heavily upon the continuing services of the members of our senior management team. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key person insurance on our senior managers.

We are heavily dependent upon the supply of goods and services from suppliers and partners in China.

The Company has a significant supply chain based in China, predominantly being the project management and production of marine scrubber units, and the production of lithium-ion battery units and related equipment for the BESS facilities being developed by the Company in the UK, Australia, Italy and elsewhere. Whilst there is undoubtedly a concentration of political risk, there is mitigation to this from the fact that our battery supplier is in the process of building multiple facilities outside China which could be used in the event that US/China trading relationships are adversely affected.

Changes to global tariff policies may harm our supply chain

There is currently uncertainty relating to further changes to U.S. tariff policy, and consequent changes to other existing or potential new tariff regimes in other countries. Changes to global tariff policies may adversely impact our supply chain and profitability in particular for our BESS projects, with local implementation predominantly in Australia and Europe, but with global sourcing of materials, particularly batteries from China. Any supply chain impact of new or amended tariff policies may have an adverse impact on our results of operations and business.

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

Adverse conditions or developments impacting our customers may lead to their decline in the ability to pay for our services, which could reduce demand and result in customers defaulting on our current contracts and charters.

Exposure to currency exchange rate fluctuations results in fluctuations in our cash flows and operating results.

Most of our revenue is earned in USD or GBP and our operating costs are in USD, GBP and other currencies, which leads to fluctuations in net income due to FX, in particular the changing value of GBP to USD, AUD to USD or EUR to USD and our operating results which are reported in USD. Under U.S. accounting guidelines, all foreign currency-denominated monetary assets, and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and advances are revalued and reported based on the prevailing exchange rate at the end of the applicable period. This revaluation historically has caused us to report significant unrealized foreign currency exchange gains or losses each period.

Cyberattacks and IT security breaches could cause significant damage to our business, product performance, brand and reputation, and compromise confidential information we hold on our systems.

We rely on software applications for many of the processes we use to operate our business. We maintain information that is confidential, proprietary or sensitive on our information technology systems, including those of third-party providers. This information includes operations management data, financial information and other confidential information related to us and our employees, projects, customers, suppliers and other third parties we use as business partners. Cyberattacks are increasing in frequency and continuously evolving in sophistication. We and our third-party providers are at risk of attack through the use of malware, phishing and the deployment of artificial intelligence to find and exploit vulnerabilities.

Our information technology systems have been in the past, and may be in the future, be subjected to attempts to gain unauthorized access, disable, destroy, maliciously control or cause other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage they cause. While these types of incidents have not had a material effect on our business to date, future incidents involving access to our network or improper use of our systems, or those of our third parties, could compromise confidential, proprietary or otherwise sensitive information, as well as the operation of our products.

There is no assurance that any measures we may take to combat known and unknown cybersecurity risks will be able to prevent future security breaches and cyberattacks. The security of our infrastructure, including the network that connects our products to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyberattacks that could have a material adverse impact on our business and our products in the field, and the protective measures we have taken may be insufficient to prevent such events. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyberattacks, including ransomware attacks, phishing or denial-of-service attacks, negligence, or other reasons, whether as a result of actions by third-parties or our employees, could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our products and could result in disruption to our business and legal liability.

In addition, security breaches and cyberattacks could negatively impact our brand and reputation and our competitive position and could result in litigation with third parties, regulatory action and increased remediation costs, any of which could adversely impact our business, our financial condition, and our operating results. Although we maintain insurance coverage that may cover certain liabilities in connection with some security breaches and cyberattacks, we cannot be certain it will be adequate for liabilities actually incurred or that any insurer will not deny coverage of future claims.

Risks Related to Our Financial Position and Capital Requirements

We may not be able to secure a development loan facility

In order for the Company to meet its ongoing obligations including repayment of short-term debt of principal $16.7 million due for repayment within the next 12 months, and also develop BESS projects from its pipeline at scale, management have been in discussion with several parties, including the existing AUD 11.0 million lender to Pacific Green Technologies Australia, to establish a larger development loan facility. This facility is anticipated to be approximately AUD 50 million. The facility will ensure the Company can meet its obligations as they fall due until at least twelve months from the date the financial statements are issued and increase its pace of pipeline development and cash generation from BESS project sales at Ready to Build stage. The fact that the additional funding required has not yet been fully secured indicates the existence of an event that may cause substantial doubt on our ability to continue as a going concern.

In its report on the consolidated financial statements for the year ended March 31, 2024, our independent registered public accounting firm included an emphasis of matter paragraph stating there was substantial doubt about our ability to continue as a going concern, due in part to this uncertainty. Our consolidated financial statements for the year ended March 31, 2024 do not include any adjustments that may result from the outcome of this uncertainty.

We may not be able to secure additional financing to meet our future working capital or capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our BESS projects and to develop our sales force and effectively market our Environmental Technologies. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United Kingdom, Australia, Italy or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.

The ongoing Russian-Ukraine conflict has increased the volatility of financial markets and may continue to do so. The potential of changing political leadership in the United States and the United Kingdom may also contribute to this volatility and unpredictability. This could eliminate our access to financing, and/or significantly increase its cost.

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

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and stock price and may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial. and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our the stock price of our common stock. When evaluating our internal control over financial reporting, we have identified, and we may in the future identify additional material weaknesses that we may not be able to remediate in a timely manner.

As of March 31, 2024, we determined that a material weakness in the internal control over accounting for its BESS projects, a new operating division for the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not correctly account for the acquisition, financing and disposals of BESS projects, including various debt financing and derivative contracts, and also lacked adequate controls in the presentation of certain expenses. We have taken and are taking steps discussed under Part II, Item 9A, “Controls and Procedures” to remediate this material weakness. We have enhanced our controls over accounting for BESS projects; however, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations.

A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Nasdaq or SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Legal, Regulatory and Litigation Risks

We are delinquent in our SEC reporting and may be subject to penalties or enforcement action by the SEC

Whilst this 10-K filing for the fiscal year ended March 31, 2024 resolves some of the delinquent filing status for the Company, the Company is also delinquent in filing its 10-Q quarterly financial statements for quarters ended June 2024, September 2024 and December 2024. Until the current activities to catch up on all filings are completed, the Company is at risk of penalties or enforcement action by the SEC.

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

Risks Related to our Stockholders and Shares of Common Stock

Issuance of equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

As of March 31, 2024, the Company’s cash and cash equivalents are approximately $4.2 million. We expect to continue our efforts to develop our BESS projects and market, manufacture and deliver our Environmental Technologies to customers. Should the Company need additional resources, we may consider selling additional equity securities, which will result in dilution to our existing stockholders, being reduced percentage ownership interests for the existing shareholders. This may decrease the market price for our common stock.

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

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from the shareholder prior to making a sale. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent shareholders from selling shares and may cause the value of investments to decline.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management

Our Cyber Security risks are managed in the following manner.

The Head of IT reviews Cyber Security risk on a regular basis as identified by our external IT service provider based on the current threat landscape and threat intelligence publicly available. These are with a background and understanding of ISO 27002 controls and IASME Cyber Essentials.

These threats are then addressed by implementing appropriate technical and management controls or policies. The board are made aware of the risk, impact and approve a business response.

Our IT provider is responsible for asset management, automated patching, monitoring of critical systems, Security information and event management, incident detection and response, mobile device security and remote management of all the business digital assets.

Our program is outlined within our IT Security Policy and includes but is not limited to: authentication and authorization procedures, employee security awareness training, logging and monitoring procedures, in transit and at rest encryption of certain data we deem sensitive, periodic vulnerability scanning, periodic phishing attack simulations. We also use external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.

Since the beginning of the last financial year, we have identified and prevented risks from known cybersecurity threats that have not had any material affected on the business. For a discussion of how cybersecurity risks could materially affect us in the future, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors.

Cybersecurity Governance

We follow a practical approach to Cyber Security governance. Cyber Security governance is handled primarily within the IT team and reported directly to the CEO or any affected key management personnel as appropriate.

The IT team brings over 25 years of collective experience in senior management, web, and application development. Working in close alignment with the CEO and executive leadership, the team maintains a strong understanding of the company’s business priorities, risk landscape, and governance requirements

This in-house capability is further enhanced by a long-standing partnership with an outsourced IT provider with over 23 years of operation, offering access to a broad pool of expertise, including on-demand virtual CTO and CISO services.

We follow an annual IT Security assessment based on the IASME Cyber Essentials framework which is approved by the UK government Cyber Security NCSC and implement policies and controls based on the understanding of ISO 27001 and NIST framework which assist the governance process.

Our Senior management team are highly engaged and hands on with all areas of the business operations and are in close contact and communication with the Head of IT and act quickly to implement controls, policy and change within the business where it is communicated by the IT team.

Item 2. Properties

Our registered business address for correspondence is Suite #10212 8 The Green, Dover, DE 19901. Our telephone number is (302) 601-4659.

We have an operations headquarters, based at 4 Albemarle Street, London, W1S 4GA, United Kingdom.

The Company has short term or rolling leases for offices in Syndey and Melbourne, Australia.

The Company has a lease for office space in Shanghai, China, with a term through May 2028. In addition, the Company previously owned an office property in Shanghai that was not utilized by Company personnel. This property was sold, as disclosed in Note 24 - Subsequent Events.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “PGTK”, but trade infrequently. Our common shares are not currently listed on the NASDAQ.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB(1)
Quarter Ended	High(*)	Low(*)
March 31, 2025	$0.51	$0.35
December 31, 2024	$0.61	$0.01
September 30, 2024	$0.57	$0.40
June 30, 2024	$0.57	$0.39
March 31, 2024	$0.75	$0.40
December 31, 2023	$0.74	$0.38
September 30, 2023	$0.61	$0.46
June 30, 2023	$0.58	$0.28
March 31, 2023	$0.74	$0.53
December 31, 2022	$0.98	$0.63
September 30, 2022	$1.09	$0.75
June 30, 2022	$1.00	$0.54
March 31, 2022	$1.49	$0.72
December 31, 2021	$1.99	$0.80
September 30, 2021	$2.00	$1.11
June 30, 2021	$2.82	$1.05
March 31, 2021	$3.76	$1.28
December 31, 2020	$4.65	$0.80
September 30, 2020	$1.50	$0.62
June 30, 2020	$2.50	$1.15
March 31, 2020	$3.35	$1.20

(*)	Data source: yahoo finance website.

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our shares did not begin trading until June 14, 2012. Our transfer agent is Equiniti Trust Company, LLC, 48 Wall Street, New York, NY, 10005; telephone number (800) 468-9716; https://equiniti.com/US.

As of June 18, 2025, there were 277 holders of record of our common stock. As of such date, 57,045,724 shares of our common stock were issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On January 15, 2022, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2022. The options are exercisable on January 15, 2023 for a period of 3 years or 12 months following the termination of the officer’s employment contract dated January 15, 2020, whichever is earlier. The options expired in August 2024.

On March 15, 2022, the Company granted 100,000 stock options to Peter Rossbach at the exercise price of $1.20. 60,000 options are exercisable on March 15, 2022 for a period of 3 years. 40,000 options are exercisable on August 1, 2022 for a period of 3 years.

On October 1, 2022, the Company granted 60,000 stock options to Eric Prouty. 10,000 options at the exercise price of $0.01, 25,000 options at the exercise price of $2.50 and 25,000 at the exercise price of $3.75. These options are exercisable on October 1, 2022 for a period of 2 years, and have consequently since expired.

On November 1, 2022, the Company granted 200,000 stock options to McClelland Management Inc. These options are exercisable at $0.10 on November 1, 2022 for a period of 2 years. These were exercised in November 2024.

On March 1, 2023, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to March 1, 2023. The options are exercisable on March 1, 2023 for a period of 3 years or 12 months following the termination of the officer’s employment contract dated January 15, 2020, whichever is earlier. The options expired in August 2024.

On July 30, 2023, the Company granted 100,000 stock options to Peter Rossbach at the exercise price of $0.60. 20,000 options are exercisable on July 30, 2023 for a period of 3 years. 40,000 options are exercisable on January 30, 2024 for a period of 3 years. 40,000 options are exercisable on July 30, 2024 for a period of 3 years.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 6, 2023, 250,000 ordinary shares in the Company were issued to McClelland Management Inc. at a price of $0.73 as part of the consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023. A further 500,000 shares were issued in relation to this IP transfer deed on February 18, 2025.

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

On July 3, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,250,000 shares in the Company which are issuable immediately and $2,567,200 (£2,000,000) in cash, of which $1,797,040 (£1,400,000) is payable immediately and $770,160 (£600,000) payable pro rata with the remaining consideration of the Richborough sale. The shares were issued on August 18, 2023.

On October 16, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer in relation to the commitment to the Sheaf project, which comprises 4,500,000 shares in the Company which are issuable immediately upon the commitment being made, and $3,664,000 (£3,000,000) in cash, of which $3,053,000 (£2,500,000) is payable immediately upon the commitment being made, and $611,000 (£500,000) is payable in monthly instalments over 24 months. The shares were issued on April 18, 2024.

On December 30, 2024, the Company entered into an agreement to purchase and subsequently cancel 500,000 shares of common stock from one shareholder effective 31 January 2025. The consideration for these shares is $300,000 and payable on the effective date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that management believes is relevant to an assessment and understanding of our audited consolidated financial statements and results of operations and should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended March 31, 2024, and 2023 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in section Item 1A “Risk Factors” of this annual report, and the section entitled “Statement on Forward Looking Information”.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with US GAAP.

Our fiscal year begins on April 1 and ends on March 31. References to “fiscal year 2022”, “fiscal year 2023” and “fiscal year 2024” refer to the fiscal years ended March 31, 2022, March 31, 2023 and March 31, 2024, respectively.

Key Operating Metrics

BESS project pipeline

BESS project pipeline represents our uncontracted, potential proceeds from sale of BESS projects, which have a reasonable likelihood of contract execution within 48 months. Pipeline is an internal management metric that we construct from market information reported by our business development team. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future proceeds from customer contracts for our BESS. Our pipeline is further divided into Early Stage and Mid-Late Stage projects, with Mid-Late Stage projects being all projects with an anticipated sale within 24 months, and Early Stage projects being all other projects that the where the Company has a clear intent to proceed with development activity beyond initial evaluation. Prospects under initial evaluation are excluded from the pipeline.

We cannot guarantee that our pipeline will result in actual sale proceeds in the timeframe indicated, or at all. Pipeline may not generate margins equal to our historical operating results. Our expectations of project profitability may change over time as circumstances on the project and our understanding of the project evolve. External market factors and economic or other factors beyond our control may affect our development cost, or our customers’ interest in buying projects from the pipeline. If our pipeline fails to result in proceeds as anticipated or in a timely manner, we could experience a reduction in profitability and liquidity.

The following table presents our total BESS project pipeline of projects at the development stage:

		Year Ended March 31,		Change
		2024 MW	2023 MW	MW	%

BESS project development pipeline:
Australia	Early stage	1,250	-	1,250
	Mid-late stage	250	-	250
Europe	Early stage	500	-	500
	Mid-late stage	-	349	(349)
Total		2,000	349	1,651	473%

Additions to the pipeline in fiscal year 2024 include:

●	Portland Energy Park, a 1 GW/ 1.5 GWh new grid-scale battery project to be developed in Victoria, Australia and is planned to be the largest Battery Energy Storage System in Australia. The energy park will deliver a major increase in energy storage capacity in Victoria, strengthening the region’s energy stability and supporting its net-zero transition. Once operational, the energy park will provide critical support for existing and proposed renewable energy projects within the Southwest Renewable Energy Zone (as designated by the Australian Energy Market Operator and the Victorian Government), and heavy electricity users and energy generation facilities in this area.

●	Limestone Coast Energy Park regional South East Australia, comprising two grid-scale co-located battery assets – Limestone Coast North and Limestone Coast West, combined 500 MW / 1.0 GWh. The projects will enhance the state’s energy stability and supporting its transition to net-zero emissions. Strategically located near the 275kV South East Substation, the facilities will aid stabilizing the grid and lowering energy costs. The parks will store up to 60% of South Australia’s residential solar output, preventing an average of 80,000 tonnes of carbon dioxide emissions annually. On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, a 250 MW / 500 MWh battery energy storage development in the Limestone Coast region of South Australia, which expects to begin commercial operations in 2027, to Intera Renewables (Intera). The sale completed on March 19, 2025.

●	On September 27, 2023, the Company acquired 51% interest in five development BESS projects in Italy from Sphera Energy S.r.l (“Sphera”), total 500 MW. These five projects are held within Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”). The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, targeted for 2026-2027.

Additions to the pipeline since the end of fiscal year 2024 include:

●	On October 23, 2024, Pacific Green Energy Parks Holdings (Europe) Limited, a wholly owned UK subsidiary of the Company, entered into a framework development agreement with a European renewable energy developer to develop BESS projects in Poland with the aim to develop a portfolio of projects with total capacity of at least 400 MW. Initial development funding was provided by the Company in the form of loans, with the option to convert to an equity investment.

BESS project sales

During fiscal year 2024, the Company sold two BESS projects in the UK:

●	On June 26, 2023, the Company sold Richborough Energy Park (“REP”), a 100MW BESS project of energy storage in Kent, UK to Sosteneo Fund 1 HoldCo S.à.r.l (“Sosteneo”). REP completed construction and testing in December 2023, and began operating under a 10-year energy optimization agreement for Shell Europe Limited to purchase the battery capacity from REP.

●	On December 22, 2023, the Company sold Sheaf, its BESS development project to deliver 249MW of energy storage in Sandwich, Kent, UK to Sosteneo. Sheaf holds an energy optimization agreement with SSE whereby SSE purchases the capacity and have the exclusive right to provide optimization services for a ten year period from the start of commercial operations. The project is currently in construction phase.

Project sales since the end of fiscal year 2024 include:

●

On March 19, 2025, the Company sold 100% of the shares in its Limestone Coast North Energy Park, 250MW / 500MWh battery energy storage development in the Limestone Coast region of South Australia, to Intera Renewables (“Intera”), at Ready to Build (“RtB”) stage. The project is in construction phase.

BESS project services

For BESS projects sold at RtB stage, the Company is often retained to provide to our customers project management support during construction and operations phases.

The following table presents our total portfolio of BESS projects where we are retained to provide ongoing services:

	Year Ended March 31,		Change
	2024 MW	2023 MW	MW	%

BESS project services:
Construction management	250	-	250
Procurement support	-	-	-
Asset management	100	-	100
Total	350	-	350	-%

Fees for these services are included in revenue. This is separate from proceeds from sale of BESS projects recorded in gain on derecognition of BESS project subsidiaries.

Revenue

Revenue from products increased $4.2 million to $8.9 million, primarily due to the lapsing of a postponed contract for a marine scrubbers pursuant to a settlement agreement, resulting in $8,0 million revenue recognized during the current fiscal year from receipts collected in a previous fiscal year which was non-refundable. Revenue from services increased $2.7 million to $5.6 million due to new revenue streams for BESS CMA and MSA contracts following sale of BESS projects and growth in Marine services.

	Year Ended March 31,		Change
	2024 $’000	2023 $’000	$’000%
Revenue:
Products	8,888	4,718	4,170	88.4%
Services	5,658	2,921	2,737	93.7%
Total	14,546	7,639	6,907	90.4%

Gross Profit

The gross profit for products increased by $6.5 million to $7.4 million in FY24 due to lapse of the postponement contract. Cost of goods sold for products decreased from $3.8 million to $1.5 million due to lower activity and underlying sales excluding the postponement contract, The gross profit for services increased by $0.4 million to $1.3 million due to new revenue streams for BESS CMA and MSA contracts following sale of BESS projects and growth in Marine services. Cost of sales for services increased from $2.1 million to $4.4 million, with a disproportionate increase in Marine cost of sales due to inflationary margin reduction. Overall, the gross profit for the year ended March 31, 2024 was $8.7 million (2023 – $1.8 million).

	Year Ended March 31,		Change
	2024 $’000	2023 $’000	$’000%
Gross Profit:
Products	7,436	942	6,494
Services	1,256	865	391
Total	8,692	1,807	6,885	381%

Gain on derecognition of BESS projects subsidiaries

The net gain on derecognition of BESS project subsidiaries relates to the sale of the following projects sold at ready to build stage:

	Year Ended March 31,		Change
	2024 $’000	2023 $’000	$’000%
Gain on derecognition of BESS projects subsidiaries:
Richborough	17,420	-	17,420
Sheaf	24,912	-	24,912
Total	42,332	-	42,332	-%

The net gain on derecognition of BESS project subsidiaries comprises the following elements:

				$000
Project	Sale Date	MW	MWh	Consideration (1) (2)	Projects Under Development Sold (3)	Other net assets sold and disposal costs (4)	Gain on derecognition of BESS projects subsidiaries	Backlog consideration(2)
Richborough	June 2023	100	100	59,503	(43,152)	1,069	17,420	1,918
Sheaf	Dec 2023	250	250	81,927	(44,801)	(12,214)	24,912	17,069
Total		350	350	141,430	(87,953)	(11,145)	42,332	18,987

(1)	Consideration for sale includes cash, and in the case of Richborough, includes $23.6 million net debt assumed by the buyer and $15.5 million of noncontrolling interests derecognized. In the case of Sheaf, consideration also includes $66.4 million net debt assumed by the buyer.

(2)	Consideration only includes variable consideration where it is highly likely that the proceeds will be collected in the near term. This amounts to $3.1 million for Richborough and nil for Sheaf as at March 31, 2024. Other post sale proceeds subject to construction execution milestones are included in backlog consideration at the end of the reporting period, for potential recognition in future reporting periods as further net gain on derecognition of BESS project subsidiaries, subject to meeting the required milestones.

(3)	Projects under Development comprises the capitalized development costs incurred in relation to the BESS projects by the Company until the project sale. Depending on the exact timing of the sale, this may include some early construction costs even though the project is sold at ready to build stage.

(4)	Includes other net assets sold, recycle of currency translation adjustment, disposal costs.

On June 23, 2023, a subsidiary of the Company, and Green Power Reserves Ltd (“GPR”), a third party investor sold their 50% controlling interest and 50% nonredeemable noncontrolling interest respectively in Richborough Energy Park Ltd, a 100 MW BESS project in the United Kingdom, to Sosteneo Fund 1 Holdco Sarl (“Sosteneo”). Total consideration recognized by the Company at sale and during the remainder of fiscal year 2024 for completion of post-sale milestones amounted to $20.4 million. This includes $3.1 million receivables at March 31, 2024 where the Company is highly confident of collection of proceeds in the near term without offset.

After accounting for the derecognition of sold net assets including $43.1 million capitalized development costs, $40.2 million loans, NCI and other net liabilities sold and disposal costs, the Company made a gain on derecognition of BESS project sales of $17.4 million in fiscal year 2024.

On December 22, 2023, the Company sold a 100% controlling interest in Sheaf Energy Limited, a 250 MW BESS project in the United Kingdom, also to Sosteneo. Consideration comprised $15.6 million cash on closing and $66.4 million net debt assumed by the buyer.

After accounting for the derecognition of sold net assets including $44.8 million capitalized development costs, $12.2 million other net assets sold and disposal costs, the Company made a gain on derecognition of BESS project sales of $24.9 million in fiscal year 2024.

BESS backlog consideration

Backlog consideration for BESS projects is a management estimate of contracted variable consideration that is assessed to be probable of being collected in future reporting periods, but which hasn’t yet met the recognition criteria under ASC 606-10-32-11-14 to include within the gain or loss on derecognition in the current period, typically met on achievement of construction milestones.

There is no guarantee that backlog consideration will convert into further net gain on derecognition of BESS project subsidiaries in future reporting periods.

Backlog consideration may vary in future reporting periods from both recognition of consideration under ASC 606-10-32-11-14 once milestones are met, but also re-evaluation of future milestones within the overall contracted variable consideration, as to probability of being achieved.

	Year Ended March 31,		Change
	2024 $’000	2023 $’000	$’000%
Backlog consideration:
Richborough	1,918	-	1,918
Sheaf	17,069	-	17,069
Total	18,987	-	18,987	-%

Post sale milestones for Richborough Energy Park of $1.9 million are included within backlog consideration as at March 31, 2024. Of the backlog amount, $1.3 million was received by March 31, 2025 and the balance released, leaving no further backlog consideration remaining to collect for Richborough Energy Park after March 31, 2025.

Further variable consideration of $17.1 million on sale of Sheaf, payable upon achieving certain post sale construction milestones, is included within backlog consideration as at March 31, 2024. No receipts were achieved from this backlog by March 31, 2025.

Level of confidence of meeting remaining milestones will be re-assessed in future reporting periods.

Non-GAAP Financial Measures

This section contains references to Adjusted EBITDA non-GAAP financial measure.

Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) net interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) impairments, (v) stock-based compensation, and (vi) other non-recurring income or expenses.

This non-GAAP measure is intended as a supplemental measure of performance and/or liquidity that are neither required by, nor presented in accordance with, GAAP. We believe that such a non-GAAP measure, when read in conjunction with our operating results presented under GAAP, can be used to better assess our performance from period to period and relative to performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure.

This non-GAAP measure should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP and may not be comparable to similar measures presented by other entities. Readers are cautioned that this non-GAAP measure should not be construed as an alternative to other measures of financial performance calculated in accordance with GAAP. This non-GAAP measure and its reconciliation to GAAP financial measures are shown below.

The following tables present our non-GAAP measure for the periods indicated.

	Year Ended March 31,		Change
	2024 $000	2023 $000	$000%

Net income (loss)	31	(11,794)	11,825	(100.0)%
Add (deduct):
Net interest expense	5,578	909	4,669	513.6%
Income tax charge	2,370	–	2,370	–
Depreciation and amortization	1,124	1,071	53	4.9%
Asset impairments	4,693	49	4,644	9,477.6%
Stock based compensation	5,020	191	4,829	2,528.3%
Other non-recurring expenses (1)	-	256	(256)	(100.0)%
Adjusted EBITDA	18,816	(9,318)	28,134	(301.9)%

(1)	Amount for the fiscal year 2023 relates to loss on acquisition of a subsidiary.

Results of Operations

Revenue

Revenue for the year ended March 31, 2024, was $14,546,000 versus $7,639,000 for the year ended March 31, 2023. During the year ended March 31, 2024, the Company generated revenue from the sale of its marine scrubber units which contributed to revenue of $8,888,000 (2023 – $4,718,000). The increase in Marine scrubber revenue resulted from cash received in a prior year for a postponed contract with one customer for thirteen vessels. The contract postponement lapsed in December 2023, resulting in $8,039,000 revenue recognized during the current year. Revenue from services, including services provided under BESS construction management agreements, BESS management service agreements, specific services performed in the marine business sector and design and engineering services in the solar business sector, was $5,658,000 (2023 – $2,921,000).

Gross Profit

During the year ended March 31, 2024, the gross profit margins for products and services were 84% (2023 – 20%) and 22% (2023 – 30%), respectively. The gross profit margin for products increased in 2024 due to lapse of the postponement contract as mentioned above. Overall, the gross profit margin for the year ended March 31, 2024, was approximately 60% (2023 – 24%).

Gain on de-recognition of BESS project subsidiaries

The Company recognized a $42,332,000 gain on derecognition of Richborough Energy Park and Sheaf Energy BESS projects. The consideration and the carrying value of net assets disposed associated with these BESS project sales are outlined in the Key Operating Metrics discussion above.

Expenses

Expenses comprise primarily of technical consultants, management, salaries and wages, professional fees, transfer agent fees and general office expenses. The professional fees relate to matters such as contract review, business acquisitions, regulatory filings, patent maintenance, and general legal, accounting and auditing fees. Expenses for the year ended March 31, 2024 were $34,741,000 as compared to $12,436,000. This increase was driven largely by cash bonuses paid to the Company’s CEO of approximately $8,071,000 during the year and bonuses paid to the Company’s CEO settled in shares in the Company of approximately $4,910,000. The Company also recorded an impairment to intangible assets of $4,693,000 in 2024 (2023 – nil).

Other income and expenses

Other expenses for the year ended March 31, 2024 was $13,882,000 compared to other expenses of $1,165,000 for the year ended March 31, 2023.

The increase resulted from an $8,304,000 loss on fair value of derivatives prior to sale of Sheaf Energy (2023 – nil) and $5,578,000 interest expense (2023 - $999,000) from increased short-term lending to finance development expenditure on Richborough Energy Park and Sheaf Energy BESS projects prior to sale.

Tax charge

The tax charge for the year ended March 31, 2024 was $2,370,000 (2023 – nil) resulting in a 98.7% effective tax charge. The tax charge was driven by US subpart F income relating to the disposals of the REP and Sheaf BESS projects in the UK, the US tax limitations around executive compensation under s162(m) and a change in valuation allowance of following the reassessment of the use of US net operating losses generated in previous years.

Net profit

For the year ended March 31, 2024, our Company had a net profit of $31,000 ($0.01 profit per share) compared to a net loss of $11,794,000 ($0.24 loss per share) for the year ended March 31, 2023.

Our financial results for the years ended March 31, 2024 and 2023 are summarized as follows:

	Year Ended March 31,		Change
	2024 $000	2023 $000	$000%

Revenues
Products	8,888	4,718	4,170	88.4%
Services	5,658	2,921	2,737	93.7%
Total Revenues	14,546	7,639	6,907	90.4%
Cost of goods sold
Products	1,452	3,776	(2,324)	(61.5)%
Services	4,402	2,056	2,346	114.1%
Total Cost of goods sold	5,854	5,832	22	0.4%
Gross profit	8,692	1,807	6,885	381.0%

Gain on de-recognition of BESS project subsidiaries	42,332	–	42,332	–

Expenses
General and administrative	25,791	9,477	16,314	172.1%
Depreciation, amortization and impairments	4,854	243	4,611	1,897.5%
Property leases and office expenses	3,434	2,194	1,240	56.5%
Advertising and promotion	500	508	(8)	(1.6)%
Research and development	162	14	148	1,057.1%
Total expenses	34,741	12,436	20,672	166.2%
Operating income (loss)	16,283	(10,629)	26,912	253.2%

Other income (expense)
Loss on acquisition of subsidiary	–	(256)	256	–
Change in fair value of derivatives	(8,304)	–	(8,304)	–
Net interest expense	(5,578)	(909)	(4,669)	513.6%
Total other (expense) income	(13,882)	(1,165)	(12,717)	(1,091.6)%

Income (loss) before income taxes	2,401	(11,794)	14,195	(120.3)%
Income tax charge	(2,370)	–	(2,370)	–
Net income (loss) for the year	31	(11,794)	11,825	(100.0)%

Liquidity and Capital Resources

Working Capital

	At March 31, 2024 $000	At March 31, 2023 $000
Current Assets	12,724	3,758
Current Liabilities	20,943	15,538
Working Capital	(8,219)	(11,780)

Cash Flows

	Year Ended March 31, 2024 $000	Year Ended March 31, 2023 $000
Net Cash Provided by (Used in) Operating Activities	(18,342)	7,998
Net Cash (Used in) Investing Activities	(31,285)	(42,859)
Net Cash Provided by (Used in) Financing Activities	52,003	28,912
Effect of Exchange Rate Changes on Cash	572	936
Net Change in Cash and Cash Equivalents	2,948	(5,013)

As of March 31, 2024, we had $4,221,000 in cash and cash equivalents, $12,724,000 in total current assets, $20,943,000 in total current liabilities, and a negative working capital of $8,219,000 compared to negative working capital of $11,780,000 as at March 31, 2023. The Company’s working capital increased as a result of milestone receivables recognized relating to sale of REP and an increase in cash balances.

During the year ended March 31, 2024, we used $18,342,000 of cash in operating activities, whereas we generated $7,998,000 in operating activities for the year ended March 31, 2023. Operating cash flows for the year ended March 31, 2024 primarily consist of expenses, deposits and installments received from customers and our corresponding service provision outlays. The negative operating cash flow for the year ended March 31, 2024 mainly resulted from the increase in expenses for the year, including staff and consulting costs related to the REP and Sheaf BESS projects.

During the year ended March 31, 2024, we used $31,285,000 in investing activities, whereas we used $42,859,000 in investing activities during the year ended March 31, 2023. Our investing activities for the year ended March 31, 2024 were primarily driven by the development of the REP and Sheaf BESS projects up to their respective sales. These outflows have been offset by the net proceeds from the disposal of the REP and Sheaf BESS projects.

During the year ended March 31, 2024, we generated $52,003,000 related to financing activities, whereas we generated $28,912,000 in financing activities during the year ended March 31, 2023. Our financing activity for the year ended March 31, 2024 was primarily related to the debt raising within REP and Sheaf prior to disposal, to fund project under development costs. This was partially offset by the repayment of other debt and interest throughout the year.

Liquidity and Capital Resources

As at March 31, 2024, our principal sources of liquidity were our cash and cash equivalents from operations, short-term borrowings, and supply chain financing. The Company is also in discussions to obtain a new development loan facility. We believe these sources of liquidity will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Annual Report.

We had approximately $4.2 million of cash and cash equivalents on hand at March 31, 2024. Cash and cash equivalents on hand at March 31, 2025 were $6.2 million.

Since March 31, 2024 the Company has entered into a number of loan agreements to increase liquidity and provide working capital for BESS project development and periodic sales:

Corporate short term loans

Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company, entered into four separate loan agreements with a group of independent third party lenders for a total £900,000 between May 15 and May 28, 2024. The Company also entered into a loan agreement with an independent third-party lender in the same group for $1,270,000 on May 28, 2024. The five loans are identical in terms. The loans incur a fixed premium of 20% of principal, payable in full on repayment of principal. The loans were repayable on December 31, 2024, or earlier if certain liquidity events occur (whose conditions were not met).

On November 15, 2024, the Company entered into a new loan agreement to borrow a further £5,210,000 from this group of lenders and one new lender, and also refinance certain of the existing loans received in May 2024 into this new loan agreement, novating all refinanced loans for the Company to be the borrower, instead of Pacific Green Energy Parks (UK) Limited in some cases.

The refinancing redenominated the previous US dollar $1,270,000 loan to sterling £1,000,000. Two lenders did not participate in the refinancing and £200,000 of principal plus 20% fixed premium were repaid between December 31, 2024 and January 2, 2025, giving a total of £1,700,000 from original lenders contributing to the refinancing. The fixed 20% premium on these original loans was capitalized into the principal upon refinancing, giving a net increase to principal of £340,000 on these loans. The new funds lent £5,210,000 and refinanced original loans £2,040,000 give a total new principal under this loan agreement of £7,250,000.

Both the refinanced loans and the new loans are due 20 business days after Pacific Green Energy Parks (UK) Limited receives its first payment milestone from Sosteneo relating to its sale of the Sheaf project, as detailed within Note 9. This payment milestone is for £7,260,000 and is expected to be received in late 2025. The loan incurs a fixed premium of 20% of the new loan principal, payable when the loan principal is repaid. The lenders hold security over the first Sheaf payment milestone and over a new bank account set up by Pacific Green Energy Parks (UK) Limited to receive this milestone payment.

Should the Company default on the loan(s), the lender(s) can elect to convert up to 100% of the amounts outstanding to the equivalent value of ordinary shares in the Company at the Default Conversion Strike Price (defined as 0.7 x the Company’s average share price on the 10 business days before and after the Event of Default).

Australia loan

On August 15, 2024, Pacific Green Technologies (Australia) Limited (“PGTA”), a wholly owned subsidiary of the Company, entered into a AUD 11,000,000 loan agreement with an independent third party lender to fund further development of our Australian BESS portfolio. The loan does not bear interest but incurs a fixed premium of 20% of the loan principal, payable in full upon repayment of the principal. The loan principal is to be repaid in full at the earlier of six months or the sale of one of the Company’s Australian BESS projects.

The loan is secured against PGTA’s direct or indirect shareholdings in the Company’s Australian BESS projects. The Company has also provided the lender a guarantee in the event of default.

On December 19, 2024, PGTA entered into a new loan arrangement with the same lender which effectively refinanced the previous AUD 11,000,000 loan agreement. This new loan became effective on February 26, 2025 and due to mature ten months from this date. This resulted in the payment of AUD $2,200,000 repayment premium from the last loan on March 21, 2025 following the completion of the sale of the Limestone Coast North BESS project. As the repayment premium of the previous loan was repaid after the new loan became effective, PGTA was charged an additional 1.67% per month interest charge on the AUD $2,200,000 repayment premium.

The new loan does not bear interest but, similar to the previous loan, incurs a fixed premium of 20% of the loan principal which is payable in full upon repayment of the principal. However, the loan’s ten-month maturity date is conditional on the PGTA receiving either receiving two non-binding offers (“NBO”) on the Limestone Coast West BESS project or receiving a NBO from the purchaser of the Limestone Coast North BESS project within a six-week period from March 19, 2025. If the NBOs are not received, then the loan becomes repayable following the sale of the Limestone Coast North project. Whilst awaiting NBOs to be received, PGTA will be charged an additional 1.67% interest per month on the AUD 11,000,000 principal amount.

Other loans

The Company entered into five separate loan agreements between August 12, 2024 and September 24, 2024 with four third-party lenders and one related party as follows:

●	The related party loan was agreed on August 13, 2024 with Shead Group Pty Ltd, an entity controlled by Alex Shead, for the Company to borrow AUD 200,000.

●	The other loans with independent third parties were for a total AUD 750,000 and GBP 75,000.

●	The loans all incur a fixed 20% premium payable upon repayment of principal. The loans were all repaid between January 8, 2025 and March 31, 2025.

Going Concern

The consolidated financial statements have been prepared on a going concern basis.

The assessment of liquidity and going concern requires the Company to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that the consolidated financial statements are issued. The directors have reviewed a fiscal year 2026 budget extended through twelve months from the date the financial statements are issued, based on management’s operating plan and anticipated financing arrangements.

In order for the Company to meet its ongoing obligations, including repayment of short-term debt of principal $16.7 million due for repayment within the next 12 months, and also develop BESS projects from its pipeline at scale, management have been in discussion with several parties, including the existing AUD 11.0 million lender to Pacific Green Technologies Australia, to establish a larger development loan facility. This facility is anticipated to be approximately AUD 50 million. The facility will ensure the Company can meet its obligations as they fall due until at least twelve months from the date the financial statements are issued and increase its pace of pipeline development and cash generation from BESS project sales at Ready to Build stage. The fact that the additional funding required has not yet been fully secured indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

Whilst the funding has not yet been secured, the Company is confident that it will be successful, based on:

●	Existing loan relationship with one of the prospective lenders, supportive of the Company’s growth plans.

●	Positive interest in the loan facility from prospective lenders.

●	An independent study confirming the current value of the Australian BESS project pipeline sufficient to act at as loan security.

The Company also notes that Limestone Coast West BESS project does not yet have any firm sale offers. This project is currently budgeted to be sold in the second half of fiscal year 2026, and is a major component of overall cash receipts through twelve months from the date the financial statements are issued. The lack of firm offers indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

Management are confident of completing this sale effectively and timely, based on:

●	Recent success in the sale of Limestone North project.

●	Interest has already received from prospective buyers.

●	The project has secured a fixed price 7-year offtake agreement for 50% of the battery capacity.

The directors have also reviewed possible downside scenarios to test the Company’s liquidity in the event of adverse circumstances.

Based on the above, the Directors have concluded that the Company remains a going concern and these financial statements have therefore been prepared on the going concern basis.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our Company may differ materially and adversely from our Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

We applied an undiscounted cash flow method reflecting current assumptions and inputs, including our revised forecasts for scrubber sales under a new licensed model, which resulted in the determination that the fair value of capitalized patents and technical information was less than its carrying amount. As a result, we recorded a non-cash impairment charge of $4,693,000 on capitalized patents and technical information during the year ended March 31, 2024 (2023 - $nil).

The asset value was approximately $5,738,000 prior to the recognition of this impairment charge. If all other assumptions were to remain unchanged, we expect the impairment charge would decrease or increase by approximately $120,000 if forecasted sales volumes or prices increased or decreased by 10% across all categories of customers respectively. See Note 7 to the consolidated financial statements for additional information.

We recorded an impairment charge of $nil on tangible assets during the year ended March 31, 2024 (2023 - $49,000).

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

Revenue from services includes services provided under BESS construction management agreements, specific services provided to marine scrubber systems as well as design and engineering services for CSP. Contracts for specific services provided to marine scrubber systems represent maintenance services which are recognized at a point in time when services are completed. Contracts for CSP include design and engineering services provided to clients which are recognized over time as the service is completed. Contracts for services provided under BESS construction management agreements is recognized over time as the service is provided.

Any changes to our conclusions around single or multiple performance obligations for either or products or services could result in a timing difference in our revenue recognition.

Restatement of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s previously issued Form 10-Q for the quarter ended June 30, 2023.

The tables and narrative below show the effects of restatements to Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s previously issued Form 10-Q for the quarter ended June 30, 2023. See Note 24 of the consolidated financial statements for further information on the restatements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2023, and 2022.

Revenue for the three months ended June 30, 2023, was $1,189,000 versus $2,024,000 for the three months ended June 30, 2022. The Company’s revenues were mainly derived from the delivery obligations under service agreements and ad hoc aftersales.

During the three months ended June 30, 2023, the gross profit margin for products and services were negative nil (2022 – 40%) and 14% (2022 – 35%), respectively. The gross profit margin for products decreased significantly as there were no sales of scrubbers in the period. Overall, the gross profit margin for the quarter ended June 30, 2023, was approximately negative 2% (2022 – 39%).

The Company recognized a gain on derecognition of Richborough Energy Park project during the three months ended June 30, 2023.

Expenses for the three months ended June 30, 2023, were $6,913,000 as compared to $3,927,000 for the three months ended June 30, 2022. Management and technical consulting fees increased due to increased activity resulting from the sale of PGBEP 1 and REP in June 2023. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, bonuses and professional fees also increased due to increased business activities. The impact of various international factors on foreign exchange rates caused fluctuations which saw the Company’s foreign exchange losses increase significantly.

The three months ended June 30, 2023, our company recorded a net profit of $3,043,000 ($0.06 per share) compared to net loss of $3,259,000 ($0.07 per share) for the three months ended June 30, 2022.

Our financial results for the three months ended June 30, 2023, and 2022 are summarized as follows:

	Three Months Ended
	June 30,
	(As Restated) 2023 $000	2022 $000
Revenues
Products	–	1,655
Services	1,189	369
Total revenues	1,189	2,024
Cost of goods sold
Products	192	987
Services	1,026	241
Total cost of goods sold	1,218	1,228
Gross (loss) profit	(29)	796

Gain on de-recognition of BESS project subsidiaries	11,252	–

Expenses
Advertising and promotion	104	143
Amortization of intangible assets	1	1
Bad debts expense (recovery)	11	–
Depreciation	37	54
Foreign exchange loss	812	497
Management and technical consulting	4,325	989
Operating lease expense	124	110
Office and miscellaneous expense	434	463
Professional fees	36	287
Research and development	32	14
Salaries and wages	897	983
Transfer agent and filing fees	16	14
Travel and accommodation	119	191
Warranty and related (income) expense	(35)	181
Total expenses	6,913	3,927

Other income (expense)
Financing interest income	1	46
Change in fair value of derivatives	67	–
Interest (expense) and other	(1,309)	(38)

Income tax benefit (charge)	(351)	–

Net income (loss) for the period before noncontrolling interest	2,718	(3,123)
Net (loss) income attributable to noncontrolling interest	(325)	136
Net income (loss) for the period	3,043	(3,259)

Restatement of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s previously issued Form 10-Q for the quarter ended September 30, 2023.

The tables and narrative below show the effects of these restatements to Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s previously issued Form 10-Q for the quarter ended September 30, 2023. See Note 24 of the consolidated financial statements for further information on the restatements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2023, and 2022.

Revenue for the three and six months ended September 30, 2023 was $1,165,000 and $2,354,000 versus $1,195,000 and $3,219,000 for the three and six months ended September 30, 2022. The Company’s revenues were derived from and from service agreement revenue. During the three months ended September 30, 2023, the Company was in the process of commissioning 1 (2022 – 2) marine scrubber units which contributed to revenue of $nil (2022 – $699,000). During the three and six months ended September 30, 2023, revenue from environmental technology services in the marine and solar businesses was $1,165,000 and $2,354,000 as compared to $496,000 and $865,000 for the three and six months ended September 30, 2022.

During the six months ended September 30, 2023, the gross profit margin for products and services were nil (2022 – 28%) and negative 1% (2022 – 33%), respectively. Overall, the gross profit margin for the six months ended September 30, 2023 was approximately negative 20% (2022 – 29%).

The Company recognized a gain on derecognition of Richborough Energy Park project during the three and six months ended September 30, 2023.

Expenses for the three and six months ended September 30, 2023, were $7,126,000 and $14,039,000 as compared to $2,462,000 and $6,389,000 for the three and six months ended September 30, 2022. Management and technical consulting fees increased due to increased activity in arising from the sale of REP/ BEP1 BESS Projects. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities and increased bonuses paid following the sale of REP/BEP1.

The three and six months ended September 30, 2023, our company recorded a net loss of $2,736,000 ($0.06 per share) and profit of $307,000 ($0.01 per share) as compared to net loss of $2,242,000 ($0.05 per share) and $5,501,000 ($0.12 per share) for the three and six months ended September 30, 2022.

Our financial results for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(As Restated) 2023 $000	2022 $000	(As Restated) 2023 $000	2022 $000
Revenues
Products	–	699	–	2,354
Services	1,165	496	2,354	865
Total revenues	1,165	1,195	2,354	3,219
Cost of goods sold
Products	252	713	444	1,700
Services	1,348	342	2,374	583
Total cost of goods sold	1,600	1,055	2,818	2,283
Gross profit (loss)	(435)	140	(464)	936

Gain on de-recognition of BESS project subsidiaries	5,504	–	16,756	–

Expenses
Advertising and promotion	99	158	203	302
Amortization of intangible assets	1	1	1	1
Bad debts expense (recovery)	45	(46)	56	(47)
Depreciation	38	49	76	103
Foreign exchange (gain) loss	252	(393)	1,064	104
Management and technical consulting	4,053	315	8,378	1,304
Office and miscellaneous expense	521	527	955	990
Operating lease expense	93	99	217	209
Professional fees	227	461	263	748
Research and development	112	0	144	14
Salaries and wages	1,546	1,066	2,443	2,049
Transfer agent and filing fees	21	17	36	31
Travel and accommodation	118	208	238	399
Warranty and related (income) expense	–	–	(35)	182
Total expenses	7,126	2,462	14,039	6,389

Other income (expense)
Financing interest income	–	10	1	57
Change in fair value of derivatives	–	–	67	–
Interest (expense) and other	(713)	(39)	(2,022)	(78)

Income tax benefit (expense)	–	–	(351)	–

Net income (loss) for the period before noncontrolling interest	(2,770)	(2,351)	(52)	(5,474)
Net (loss) income attributable to noncontrolling interest	(34)	(109)	(359)	27

Net income (loss) for the period	(2,736)	(2,242)	307	(5,501)

Restatement of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s previously issued Form 10-Q for the quarter ended December 31, 2023.

The tables and narrative below show the effects of these restatements to Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s previously issued Form 10-Q for the quarter ended December 31, 2023. See Note 24 of the consolidated financial statements for further information on the restatements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2023, and 2022.

Revenue for the three and nine months ended December 31, 2023 was $10,258,000 and $12,611,000 versus $3,640,000 and $6,859,000 for the three and nine months ended December 31, 2022. The Company’s revenues were derived from BESS construction management services, scrubber sales, and scrubber services. During the three months ended December 31, 2023, the Company was in the process of commissioning 2 (2022 – 2) marine scrubber units which contributed to revenue of $314,000 (2022 – $699,000). During the three and nine months ended December 31, 2023, revenue from environmental technology services in the BESS, marine and solar businesses was $1,905,000 and $4,258,000 as compared to $1,387,000 and $2,251,000 for the three and nine months ended December 31, 2022.

During the nine months ended December 31, 2023, the gross profit margin for products and services were 90% (2022- 20%) and 8% (2022- 28%), respectively. Overall, the gross profit margin for the nine months ended December 31, 2023 was approximately 62% (2022 – 23%).

The Company recognized gains on derecognition of Richborough Energy Park and Sheaf Energy BESS projects during the three and nine months ended December 31, 2023.

Expenses for the three and nine months ended December 31, 2023, were $11,594,000 and $25,634,000 as compared to $2,666,000 and $9,054,000 for the three and nine months ended December 31, 2022. Management and technical consulting fees increased due to increased activity in arising from the sale of REP/ BEP1 and SHEAF/BEP2 BESS Projects. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services. Office-based costs, travel expenses, and professional fees also increased due to increased business activities and increased bonuses paid following the sale of REP/BEP1 and SHEAF/BEP2.

During the three and nine months ended December 31, 2023, our company recorded a net income of $11,267,000 ($0.21 per share) and $11,573,000 ($0.23 per share) as compared to net loss of $2,224,000 ($0.05 per share) and $7,725,000 ($0.16 per share) for the three and nine months ended December 31, 2022.

Our financial results for the three months and nine months ended December 31, 2023 and 2022 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(As Restated) 2023 $000	2022 $000	(As Restated) 2023 $000	2022 $000
Revenues
Products	8,353	2,253	8,353	4,608
Services	1,905	1,387	4,258	2,251
Total revenues	10,258	3,640	12,611	6,859
Cost of goods sold
Products	420	1,987	864	3,687
Services	1,551	1,031	3,925	1,614
Total cost of goods sold	1,971	3,018	4,789	5,301
Gross profit (loss)	8,287	622	7,822	1,558

Gain on de-recognition of BESS project subsidiaries	25,397	–	42,153

Expenses
Advertising and promotion	131	120	334	422
Amortization of intangible assets	1	1	2	2
Bad debts expense (recovery)	4	36	60	(10)
Depreciation	40	46	115	149
Foreign exchange (gain) loss	330	(5)	1,395	97
Management and technical consulting	8,265	803	16,643	2,107
Office and miscellaneous expense	615	510	1,569	1,500
Operating lease expense	816	232	1,033	441
Professional fees	563	547	826	1,295
Research and development	111	-	257	14
Salaries and wages	382	909	2,825	2,958
Transfer agent and filing fees	111	15	149	46
Travel and accommodation	208	197	445	596
Warranty and related (income) expense	17	(745)	(19)	(563)
Total expenses	11,594	2,666	25,634	9,054

Other income (expense)				–
Provision for loan or debt	(1)	–	(1)	–
Financing interest income	(1)	33	–	89
Change in fair value of derivatives	(8,372)	–	(8,305)	–
Interest (expense) and other	(3,922)	(220)	(5,944)	(298)

Income tax benefit	1,439	–	1,089	–

Net income (loss) for the period before noncontrolling interest	11,233	(2,231)	11,180	(7,705)
Net (loss) income attributable to noncontrolling interest	(34)	(7)	(393)	20

Net income (loss) for the period	11,267	(2,224)	11,573	(7,725)

Liquidity and Capital Resources

Working Capital

	(As Restated) December 31, 2023 $000	March 31, 2023 $000
Current assets	20,694	3,757
Current liabilities	18,609	15,538
Working capital (deficit)	2,085	(11,781)

Cash Flows

	(As Restated) Nine Months Ended December 31, 2023 $000	Nine Months Ended December 31, 2022 $000
Net cash used in operating activities	(17,794)	(6,094)
Net cash used in investing activities	(29,695)	(31,902)
Net cash provided by financing activities	58,269	34,948
Effect of exchange rate changes on cash	1,010	(737)
Net change in cash and cash equivalents	11,790	(3,786)

As of December 31, 2023, we had $13,064,000 in cash and cash equivalents, $20,694,000 in total current assets, $18,609,000 in total current liabilities and a working capital of $2,085,000 compared to a working capital deficit of $11,781,000 as at March 31, 2023. The Company’s working capital increased primarily due to generation of cash and receivables from sale of REP and Sheaf projects.

During the nine months ended December 31, 2023, we used $17,794,000 in operating activities, whereas we used $6,094,000 from operating activities for the nine months period ended December 31, 2022. The operating cash flow for the nine months ended December 31, 2023, resulted primarily from the increase in total expenses.

During the nine months ended December 31, 2023, we used $29,695,000 in investing activities, whereas we used $31,902,000 in investing activities during the nine months ended December 31, 2022. Our investing activities for the nine months ended December 31, 2023, comprised primarily additions of projects under development for Sheaf and Australian projects, also investment in Italian Project Companies, offset by proceeds from disposal of REP and Sheaf projects.

During the nine months ended December 31, 2023, we received $58,269,000 in financing activities, whereas we received $34,948,000 in financing activities for the nine months ended December 31, 2022. Our financing activities for the nine months ended December 31, 2023 were related to drawdown on debt facilities for REP and Sheaf projects prior to project sales, proceeds from short term loans, offset by repayment of short-term loans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Financial Statements

March 31, 2024

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pacific Green Technologies Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Pacific Green Technologies Inc. and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not secured necessary funding from lenders and has uncertainty regarding forecasted project sales. These conditions, along with the other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. In making this assessment, the Company has evaluated whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. This includes assessment of liquidity, judgments about the Company’s future activities and the timing thereof and estimates of future cash flows. Significant assumptions used in the Company’s forecasted model of liquidity include forecasted sales, funding, costs, and capital expenditures. Changes in these assumptions could have a material impact on the forecasted liquidity and going concern assessment. The Company concluded that there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. We identified going concern as a critical audit matter.

The principal considerations for our determination that the going concern assessment is a critical audit matter are that the evaluation of the Company’s estimate of cash flows used in its forecasted model of liquidity for at least twelve months beyond the date of issuance of the consolidated financial statements involved an especially high degree of auditor judgement due to uncertainty in the timing and quantum of estimated cash flows.

Our audit procedures related to the going concern assessment included the following, among others:

●	We obtained management’s cash flow forecast for the period ending June 2026 i.e., 12 months from the date of statutory filing and compared the Company’s historical forecast cash flows to actual results in the current year to assess the Company’s ability to forecast accurately.

●	We assessed the appropriateness of forecast assumptions by performing sensitivity analyses and obtaining evidence to support the occurrence of the material forecasted events.

●	We assessed management’s mitigating actions to raise new funding, reduce costs and manage cash flows and challenged the impact of each of those actions with reference to supporting evidence and assessed whether the mitigating actions were within the Company’s control.

●	We analyzed management’s downside sensitivity analyses to identify the scenarios that could lead to headroom being stretched and evaluated the likelihood of such scenarios materializing. We also challenged the level of further mitigations available to the Company beyond those included within the forecast and considered the results of reverse stress tests performed by management.

●	We assessed the Company’s going concern model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by the Company.

●	We evaluated the adequacy of the disclosures relating to going concern.

Sale of BESS Projects

As described in Note 9 to the consolidated financial statements, the Company disposed of two Battery Energy Storage System (BESS) projects, REP and Sheaf, during the year. There is significant judgment over the accounting treatment of the sale of these projects. We identified the sale of BESS projects as a critical audit matter.

The principal considerations for our determination that the sale of BESS projects is a critical audit matter are that there is significant judgement required in whether to apply the revenue recognition guidance (ASC 606) or the sale or transfer of nonfinancial assets guidance (ASC 610) in determining the accounting treatment, as well as identifying any additional performance obligations in the sale contract.

Our audit procedures related to the sale of BESS projects included the following, among others.

●	Examining the sale contracts to identify the consideration payable, including any variable consideration, and any other performance obligations beyond the sale of the BESS projects.

●	Challenging management on the accounting for the sale of these projects and determining if any of the sale would be accounted for under ASC 606 or ASC 610.

●	Auditing the allocation of proceeds between the sale of BESS projects and any other performance obligations under the contract.

●	Identifying variable consideration for the project sale and challenging management on whether criteria for recognizing that variable consideration based on observable evidence has been met.

Intangibles Impairment

As described in Note 2(e) and 7 to the consolidated financial statements, the company reviews intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset. We identified indicators of a potential impairment of intangible assets related to patents and intellectual property relating to marine scrubber technology as a critical audit matter.

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

Our audit procedures related to the intangible assets impairment included the following, among others:

●	We obtained and evaluated management’s assessment of intangibles impairment indicators and the supporting information used to form their opinion and challenged the key assumptions in the management memo considering macro-economic conditions at year end.

●	We tested the completeness and accuracy of underlying data used in undiscounted cash flow analysis based on probability-weighted approach in considering the likelihood of the possible outcomes in terms of the number of Marine scrubbers expected to be executed in future.

●	We challenged the assumptions used by management in the impairment assessment model e.g., profit margin, historic trend of new scrubbers added each year, etc.

●	We analyzed the sensitivity calculations performed by management over key assumptions used in the impairment analysis by changing those key assumptions to assess the impact.

●	We evaluated the adequacy of the disclosures relating to intangibles impairment.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

London, United Kingdom

June 20, 2025

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2024 $000	March 31, 2023 $000
ASSETS
Cash and cash equivalents	4,221	1,160
Short-term investments and amounts in escrow	–	56
Accounts receivable, net of allowance for credit losses of $195,000 in 2024 and $98,000 in 2023	1,124	887
Other receivable, net of allowance for credit losses of $32,000 in 2024 and $4,000 in 2023 (Note 9)	4,373	360
Accrued revenue (Note 11)	588	505
Due from related parties (Note 16)	50	–
Prepaid expenses, parts inventory, and advances	919	326
Prepaid manufacturing costs (Note 11)	673	464
Loan receivable (Note 4)	776	–
Total current assets	12,724	3,758

Assets held for sale (Note 5)	–	18,569
Projects under development (Note 3)	8,468	40
Property and equipment (Note 6)	710	849
Intangible assets (Note 7)	1,048	6,707
Right of use assets	1,370	350
Deferred tax assets (Note 21)	479	–
Investment and other advances (Note 8)	3,667	293
Total assets	28,466	30,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 12)	6,796	3,389
Warranty provision (Note 15)	50	581
Contract liabilities (Note 11)	4,700	8,751
Loans payable (Note 13)	–	2,459
Current portion of lease obligations (Note 20)	454	145
Interest payable (Note 13)	2,634	–
Due to related parties (Note 16)	1,499	213
Income taxes payable (Note 21)	4,809	–
Total current liabilities	20,942	15,538

Deferred tax liabilities (Note 21)	747	–
Other long term obligations	–	128
Long-term operating lease obligations (Note 20)	769	85
Total liabilities	22,458	15,751

Stockholders’ equity
Common stock, 500,000,000 shares authorized, $0.001 par value 52,345,72 and 47,026,886 shares issued and outstanding, 2024 and 2023 respectively (Note 16)	52	47
Additional paid-in capital	98,023	93,108
Accumulated other comprehensive income	3,564	2,944
Deficit	(96,389)	(96,848)

Total stockholders’ equity before treasury stock	5,250	(749)

Treasury stock, at cost, nil shares in 2024 and 56,162 shares in 2023 (Note 17)	–	(100)

Total Stockholders’ equity	5,250	(849)

Noncontrolling interest (Note 10)	758	15,664

Total equity	6,008	14,815

Total liabilities and stockholders’ equity	28,466	30,566

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. Dollars)

	Year Ended March 31, 2024 $000	Year Ended March 31, 2023 $000
Sales (Note 11)
Products	8,888	4,718
Services	5,658	2,921
Total revenues	14,546	7,639
Cost of goods sold (Note 11)
Products	1,452	3,776
Services	4,402	2,056
Total cost of goods sold	5,854	5,832
Gross profit	8,692	1,807

Gain on de-recognition of BESS project subsidiaries (Note 9)	42,332	–

Expenses
Advertising and promotion	500	508
Amortization of intangible assets (Note 7)	3	3
Bad debts expense (recovery)	62	(52)
Depreciation (Note 6)	158	191
Foreign exchange loss	1,503	966
Impairment of tangible assets	–	49
Loss on sale of PPE	48	–
Impairment of intangible assets (Note 7)	4,693	–
Management and technical consulting (Note 16)	18,066	2,821
Operating lease expense (Note 20)	1,151	567
Office and miscellaneous	2,283	1,627
Professional fees	1,655	1,693
Research and development	162	14
Salaries and wage expenses	4,007	3,863
Transfer agent and filing fees	69	59
Travel and accommodation	697	753
Warranty (recovery) (Note 15)	(316)	(626)
Total expenses	34,741	12,436
Operating income (loss)	16,283	(10,629)

Other income (expense)
Financing interest income	–	90
Change in fair value of derivatives	(8,304)	–
Loss on acquisition of subsidiary	–	(256)
Interest income (expense) and other	(5,578)	(999)
Total other (expense) income	(13,882)	(1,165)

Income (loss) before income taxes	2,401	(11,794)
Income tax charge (Note 21)	(2,370)	-
Net income (loss) for the year	31	(11,794)

Preference coupon distributions	–	115
Share of (loss)/income attributable to NCI - BESS	(301)	(470)
Share of (loss) income attributable to NCI - JV	(127)	(122)
Net profit (loss) attributable to PGTK	459	(11,317)

Other comprehensive income

Foreign currency translation gain	620	908

Comprehensive profit (loss) for the year	1,079	(10,409)
Net profit (loss) per share, basic	0.01	(0.24)
Net profit (loss) per share, diluted	0.01	(0.24)
Weighted average number of shares outstanding, basic[1]	50,981,271	47,281,407
Weighted average number of shares outstanding, diluted	50,983,765	47,281,407

(1)	The year ended March 31, 2024, includes 210,000 stock options (March 31, 2023 – 210,000) that were exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Shareholder’s
	Shares	Amount	Capital	Income	Stock	Interest	Deficit	Equity
	#	$000	$000	$000	$000	$000	$000	$000
Balance, March 31, 2022	47,026,886	47	92,429	2,036	(100)	10,362	(85,531)	19,243
Fair value of options granted	–	–	191	–	–	–	–	191
Shares issued on IP acquisition	250,000	–	488	–	–	–	–	488
Noncontrolling interest (Note 10)	–	–	–	–	–	5,302	–	5,302
Foreign exchange translation loss	–	–	–	908	–	–	–	908
Net loss for the period	–	–	–	–	–	–	(11,317)	(11,317)
Balance, March 31, 2023	47,276,886	47	93,108	2,944	(100)	15,664	(96,848)	14,815

Share issued for employee services	5,125,000	5	4,980	–	–	–	–	4,985
Cancellation of treasury stock	(56,162)	–	(100)	–	100	–	–	–
Fair value of options granted	–	–	35	–	–	–	–	35
Elimination of noncontrolling interest on disposal	–	–	–	–	–	(15,487)	–	(15,487)
Acquisition of noncontrolling interest (Italy)	–	–	–	–	–	1,009	–	1,009
Noncontrolling interest share of P&L (Note 10)	–	–	–	–	–	(428)	–	(428)
Foreign exchange translation gain	–	–	–	700	–	–	–	700
Recycle of foreign exchange translation reserve on disposal	–	–	–	(80)	–	–	–	(80)
Net profit for the period	–	–	–	–	–	–	459	459
Balance March 31, 2024	52,345,724	52	98,023	3,564	-	758	(96,389)	6,008

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2024	2023
	$000	$000

Operating Activities

Net income (loss) for the year	31	(11,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets - Expenses (Note 7)	3	3
Amortization of intangible assets - COGS (Note 7)	963	877
Bad debt expense	62	52
Warranty expense (recovery)	(316)	–
Finance interest on loans	5,578	–
Depreciation (Note 6)	158	191
Operating lease expense	1,151	567
Fair value of stock and stock options granted	5,020	191
Impairment of property and equipment	–	49
Impairment of intangible assets (Note 7)	4,693	–
Loss on unrealized foreign exchange	(2)	36
Net deferred income tax asset/liabilities	(2,468)	–
Loss on acquisition of subsidiary	–	256
Change in fair value of derivatives	8,304	–
Net P&L gain on disposal of BEP1 & REP	(17,420)	–
Net P&L gain on disposal of BEP2 & Sheaf	(24,912)	–

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	56	1,876
Accounts receivable and other receivables	(6,540)	3,762
Accrued revenue	(83)	27
Due from related parties	(50)	–
Prepaid expenses and parts inventory	(744)	252
Prepaid manufacturing costs	(209)	(426)
Security deposits & other advances	50	161
Lease payments	(1,256)	(690)
Accounts payable and accrued liabilities	7,760	(5,824)
Other liabilities	–	17,900
Income taxes payable	4,809	–
Warranty provision	(215)	(285)
Contract liabilities	(4,051)	608
Due to related parties	1,286	209
Net cash (used in) provided by operating activities	(18,342)	7,998

Investing Activities:

Purchase of property and equipment, net of sales	(20)	(1)
Projects under development	(47,148)	(42,858)
Net Proceeds from disposal of BEP1 & REP (net of cash disposed of $116,000)	16,141	–
Net Proceeds from disposal of BEP2 & Sheaf (net of cash disposed of $9,418,000)	5,370	–
Acquisition of BESS Italy SPV’s	(1,399)	–
Investment advance of BESS Italy SPV’s	(3,453)	–
Loan receivables BESS Projects – Poland	(776)	–
Net cash used in investing activities	(31,285)	(42,859)

Financing Activities
Interest paid on debt	(1,085)	–
Principal payments on debt	(5,684)	–
Proceeds issuance of debt	58,772	12,772
Proceeds of preference shares issued by subsidiary, net of coupon payments	–	16,140
Net cash provided by financing activities	52,003	28,912

Effect of foreign exchange rate changes on cash	572	936

Change in cash and cash equivalents	2,948	(5,013)
Cash and cash equivalents, beginning of year	1,273	6,287
Cash and cash equivalents, end of year	4,221	1,273

Non-cash investing and financing activities, excluded in above:
Shares issued and issuable on IP acquisition	–	488

Cash and cash equivalents comprises:
Cash and cash equivalents	4,221	1,160
Cash classified as available for sale	–	113
	4,221	1,273

(The accompanying notes are an integral part of these consolidated financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

1.	Nature of Operations and Basis of presentation

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994.

Pacific Green Technologies Inc is a leading international developer of utility scale battery energy storage systems (BESS) and other environmental technologies solutions.

The consolidated financial statements have been prepared on a going concern basis. The assessment of liquidity and going concern requires the Company to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that the consolidated financial statements are issued. The directors have reviewed a fiscal year 2026 budget extended through twelve months from the date the financial statements are issued, based on management’s operating plan and anticipated financing arrangements.

In order for the Company to meet its ongoing obligations including repayment of short-term debt of principal $16.7 million due for repayment within the next 12 months, and also develop BESS projects from its pipeline at scale, management have been in discussion with several parties, including the existing AUD 11.0 million lender to Pacific Green Technologies Australia, to establish a larger development loan facility. This facility is anticipated to be approximately AUD 50 million. The facility will ensure the Company can meet its obligations as they fall due until at least twelve months from the date the financial statements are issued and increase its pace of pipeline development and cash generation from BESS project sales at Ready to Build stage. The fact that the additional funding required has not yet been fully secured indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

Whilst the funding has not yet been secured, the Company is confident that it will be successful, based on:

●	Existing loan relationship with one of the prospective lenders, supportive of the Company’s growth plans.

●	Positive interest in the loan facility from prospective lenders.

●	An independent study confirming the current value of the Australian BESS project pipeline sufficient to act at as loan security.

The Company also notes that Limestone Coast West BESS project does not yet have any firm sale offers. This project is currently budgeted to be sold in the second half of fiscal year 2026, and is a major component of overall cash receipts through twelve months from the date the financial statements are issued. The lack of firm offers indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

Management are confident of completing this sale effectively and timely, based on:

●	Recent success in the sale of Limestone North project.

●	Interest has already received from prospective buyers.

●	The project has secured a fixed price 7-year offtake agreement for 50% of the battery capacity.

The directors have also reviewed possible downside scenarios to test the Company’s liquidity in the event of adverse circumstances.

Based on the above, the Directors have concluded that the Company remains a going concern and these financial statements have therefore been prepared on the going concern basis.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

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

Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”)	Wholly-owned subsidiary
Pacific Green Technologies (UK) Ltd. (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Energy Storage (UK) Ltd. (“PGESU”)	Wholly-owned subsidiary of PGEP
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Innoergy Technologies Ltd. (“Innoergy”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Energy Parks (UK) Ltd (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Portland West Pty Ltd (“PGPW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland East Pty Ltd (“PGPE”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Portland Pty Ltd (“PGEPP”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks Australia Pty Ltd (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd (“PGEPLCN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Pty Ltd (“PGEPLCW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Limestone Coast Pty Ltd (“PGLC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks (Italia) S.r.l. (“PGEPI”)	Wholly-owned subsidiary of PGTU
Sphera Australe S.r.l. (“SASRL”)	51% owned subsidiary of PGEPI
Sphera Boreale S.r.l. (“SBSRL”)	51% owned subsidiary of PGEPI
Sphera Levente S.r.l. (“SLSRL”)	51% owned subsidiary of PGEPI
Sphera Ponente S.r.l. (“SPSRL”)	51% owned subsidiary of PGEPI
Pacific Green Future Energy Inc (“PGFE”)	Wholly-owned subsidiary
Pacific Green Portland North Pty Ltd (“PGPN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland Northeast Pty Ltd (“PGPNE”)	Wholly-owned subsidiary of PGEPA
Pacific Green Rocky Creek Pty Ltd (“PGRC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of property and equipment and intangible assets, prepaid manufacturing costs, and contract liabilities associated with revenue contracts in progress, contingent consideration on asset acquisition, warranty accruals, going concern, and deferred income tax asset valuation allowances. Our Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our Company may differ materially and adversely from our Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pacific Green Technologies, Inc. and its majority-owned subsidiaries (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity.

An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

The Company consolidates entities that are VIEs when the Company determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

As of March 31, 2024, the Company determined that Sphera Australe S.r.l., Sphera Boreale S.r.l., Sphera Levente S.r.l. and Sphera Ponente S.r.l. are VIEs for which the Company is the primary beneficiary and have been consolidated accordingly. Further disclosures in relation to these VIE’s are included in Note 3.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(c)	Principles of Consolidation (continued)

The Company also determined that entities holding the REP and Sheaf projects were VIEs, and following acquisition and until completion of the sale of each project, the Company was the primary beneficiary of each project, whereas after sale, neither project remained the primary beneficiary, accordingly the projects were deconsolidated upon sale.

(d)	Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is recorded at the following annual rates, net of any residual value determined.

Furniture and equipment	5 years straight-line
Computer equipment	5 years straight-line
Building	20 years straight-line

(e)	Intangible Assets

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

Patents and technical information	17 years straight-line
Software licensing	10 years straight-line

(f)	Impairment of Long-lived Assets

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, amounts due from and to related parties, accounts payable and accrued liabilities, and operating lease liability. The recorded values of all financial instruments are at amortized cost which approximate their current fair values because of their nature and respective maturity dates or durations.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2024, and 2023, the Company held $nil and $56,000, respectively in short term investment and amount in escrow. Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At March 31, 2024 and March 31, 2023 the Company did not have any amounts in excess of the FDIC insured limit.

We assess the collectability of accounts receivable and long-term receivable on an ongoing basis and establish an allowance for credit losses when collection is no longer reasonably assured. In establishing the allowance, we consider factors such as known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence. A significant portion of our accounts receivable is concentrated with a few major customers. For the year ended March 31, 2024, 46% (2023 – 81%) of the Company’s accounts receivable was from three customers (23%, 16% and 8%).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(h)	Revenue Recognition

The Company derives revenue from the sale of products and delivery of services. Product revenue is generated from the sale of marine scrubbers. Service revenue includes services provided under BESS construction management agreements, BESS management service agreements, specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power (“CSP”).

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

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

Contracts for specific services provided to marine scrubber systems represent maintenance services.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(h)	Revenue Recognition (continued)

In relation to service agreements, the service plan for maintaining the ENVI-Marine™ Exhaust Gas Cleaning Systems is undertaken over a period of 3 years. The standard contract includes a set of activities to perform up to 12 separate performance obligations (depending on the goods and services provided). The transaction price has been allocated to each performance obligation based on the relative standalone selling prices of the goods/services included in the contract. For each contract a pricing schedule has been prepared. All contracts are analyzed, and revenue recorded in accordance with the five-step revenue recognition model. From the analysis of the ASC 606-10-25-27, these services did not meet the criteria of recognition over time. Therefore, revenue is recognized at a point in time when the service is completed.

Contracts for CSP include design and engineering services provided to clients. The Company recognizes revenue when it satisfies performance obligations under the terms of its CSP contracts. Typically, the CSP contracts include a single performance obligation, and the Company recognizes revenue as the services are performed over time, based on the cost to cost method. The Company records balances as contract assets to the extent that revenue has been recognized but the Company has not yet billed the customer.

Revenue from construction management fees is recognized as the services are performed over time, using a cost to cost method.

(i)	Cost of Goods Sold

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(j)	Contract Liabilities, Prepaid Manufacturing Costs, and Accrued Revenue

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

Accrued revenue is revenue that has been earned by providing a good or service, but for which the Company has not yet billed the customer.

(k)	Warranty Provision

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

(l)	Income Taxes

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

The Company provides for interest and potential administrative penalties where management has assessed that the probability of assessment is greater than 50%. Interest and penalties assessed or expected to be assessed by the US tax authority are included in other expenses were $nil for the period ended March 31, 2024 (2023 - $ nil) (see Note 21). Any penalties on the late payment or filing of income taxes are recorded within office and miscellaneous expenses within total expenses. Any interest charges on the late payment of income taxes is recorded within interest expenses within total other expenses.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(m)	Noncontrolling Interest

The Company owns a 70% controlling interest in its subsidiary Pacific Green Technologies Arabia LLC. Amr Khashoggi Trading Company Limited (“Amkest Group”) owns the remaining 30% noncontrolling interests. The Company also owns 51% controlling interest in its subsidiaries: Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. Sphera Energy S.r.l owns the remaining 49% noncontrolling interests.

Noncontrolling interests are recorded as a separate component of equity. Net income attributable to noncontrolling interests is a component of consolidated net income.

(n)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of PGT, PGMT US, PGT Can, PGTU, PGST, PGTA, PGTESL, PGTIL, PGEP, PGEST, PGTME, PGMG, PGTAL and PGFE are United States dollar. The functional currency of ENGIN and GNPE is Chinese Yuan. PGESU, Innoergy and PGEPU use the Pound Sterling (GBP) as their functional currency. The functional currency of PGTAPL, PGPW, PGPE, PGEPP, PGEPA, PGEPLCN, PGEPLCW, PGLC, PGPN, PGPNE and PGRC is Australian dollar. The functional currency of PGEPI, SASRL, SBSRL, SLSRL and SPSRL is Euros. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of entities which do not use United States dollars as their functional currency are translated to United States dollars using the current rate method. Accordingly, assets and liabilities are translated into United States dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(o)	Research and Development

Research and development costs are charged as operating expenses as incurred.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(p)	Stock-based compensation

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

(q)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential options and warrants outstanding during the period using the treasury stock method and convertible debenture using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2024, the Company had 275,000 (2023 – 275,000) anti-dilutive shares outstanding.

(r)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and items in other comprehensive income (loss) that are excluded from net income or loss. As at March 31, 2024 and 2023, other comprehensive income (loss) includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(s)	Leases

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

(t)	Projects Under Development

The Company intends to sell its BESS projects to investors prior to the commencement of operations and has classified such projects as projects under development.

Projects under development include expenditure that is attributable to the BESS project and can include certain acquisition costs, site preparation, planning, grid connection, civil engineering, cabling, professional fees, direct labor, rent and the cost of materials. The costs to develop or construct our BESS projects are presented as investing activities in the consolidated statement of cash flows.

While our BESS projects are in the development phase, they are generally classified as non-current assets, unless it is anticipated that the sale will occur within one year. Appropriateness of the classification of these assets is assessed at each balance sheet date based on the circumstances of each project.

The Company reviews its BESS projects for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers the project commercially viable or recoverable if the anticipated selling price less cost to sell is higher than the carrying value of the related project assets. Our BESS projects are held in separate legal entities and VIEs which are formed for the special purpose of developing the project. The Company consolidates these entities as described in note 2(c) above. The Company does not depreciate the project assets.

When the Company disposes of BESS projects, classified as projects under development, the Company applies guidance under ASC 610. The disposal of BESS projects, are reported in gain or (loss) on de-recognition of BESS project subsidiaries within operating income (loss) in the consolidated statements of operations and comprehensive income.

(u)	Derivatives

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values and recognizes any changes in its fair value in earnings.

(v)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The ASU is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets including trade and financing receivables. The ASU replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Additionally, from 2016 through 2023, the FASB issued additional related ASUs that provide further guidance and clarification and become effective for the Company upon the adoption of ASU 2016-13. The Company adopted ASU 2016-13 and its related ASUs (collectively referred to as Topic 326) effective April 1, 2023 which did not have a material effect on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. The ASU requires more details about the company’s business segments. This includes breaking down significant expenses for each segment and disclosing a new line item for “other segment items” to explain remaining profit or loss components. The Company also has more flexibility to disclose additional measures of segment profitability used internally. Finally, the ASU expands the current interim disclosure requirements to require that nearly all of the annual numerical segment disclosures also be made on an interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after 15 December 2024. The Company is currently assessing the impact of the adoption of this ASU on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. These amendments are effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this ASU on its Consolidated Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

3.	Projects Under Development

	March 31, 2024 $000	March 31, 2023 $000

BESS Project – Portland, Australia	2,313	–
BESS Project – Limestone Coast, Australia	2,045	–
BESS Project – Rotello A and Rotello B, Italy	1,221	–
BESS Project – Bisaccia, Italy	943	–
BESS Project – Andretta, Italy	937	–
BESS Project – Parma, Italy	923	–
BESS Project – Other Australian Projects	32	–
Fuel Oil Water Emulsification (FOWE) development	54	40

Total	8,468	40
Current portion	–	–
Non-current portion	8,468	40

Portland Energy Park, a 1 GW/ 1.5 GWh new grid-scale battery project to be developed in Victoria, Australia and is planned to be the largest Battery Energy Storage System in Australia. The energy park will deliver a major increase in energy storage capacity in Victoria, strengthening the region’s energy stability and supporting its net-zero transition. Once operational, the energy park will provide critical support for existing and proposed renewable energy projects within the Southwest Renewable Energy Zone (as designated by the Australian Energy Market Operator and the Victorian Government), and heavy electricity users and energy generation facilities in this area.

Limestone Coast Energy Park, located in regional South East Australia, comprising two grid-scale co-located battery assets – Limestone Coast North and Limestone Coast West, combined 500 MW / 1.0 GWh. The projects will enhance the state’s energy stability and support its transition to net-zero emissions. Strategically located near the 275kV South East Substation, the facilities will aid stabilizing the grid and lowering energy costs. The parks will store up to 60% of South Australia’s residential solar output, preventing an average of 80,000 tonnes of carbon dioxide emissions annually. On February 20, 2025, the Company announced it had signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, a 250 MW / 500 MWh battery energy storage development in the Limestone Coast region of South Australia, which expects to begin commercial operations in 2027, to Intera Renewables (Intera). The sale completed on March 19, 2025.

The Company owns a 51% share in five Italian projects, which are expected to achieve Ready to Build stage in 2025:

●	Rotello A and Rotello B, two 100MW BESS development projects in Molise, Italy

●	Bisaccia, a 100MW BESS development project in Campania, Italy

●	Andretta, a 100MW BESS development project in Campania, Italy

●	Parma, a 100MW BESS development project in Emilia Romagna, Italy

The Company has entered into development service agreements in relation to the five Italian projects with Sphera Energy S.R.L, refer to Note 8 for further details. These projects are held by the following four entities in Italy: Sphera Australe S.r.l., Sphera Boreale S.r.l., Sphera Levente S.r.l. and Sphera Ponente S.r.l. and as noted within Note 2, we have determined they are VIEs. The material assets within each entity are the Project under development assets as listed above which have been funded through intercompany liabilities provided by wholly owned subsidiaries of the Company.

The Company holds five options in Italy to either purchase or enter into long term leases in relation to land associated with each of the five projects. The Company also holds six options in Australia to either purchase or enter into long term leases in relation to land associated with the Portland, Limestone Coast and one other project in Australia. At March 31, 2024 none of the options have been exercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

4.	Loan Receivable

	March 31, 2024 $000	March 31, 2023 $000

BESS Projects – Poland	776	–

On 25 January 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company signed two secured loan agreements under English law with two third party borrowers to provide $402,000 (£318,00) and $374,000 (£296,000) respectively. The loans will allow each borrower to apply for grid connection with Polskie Sieci Elektroenergetyczne S.A (‘PSE’), the transmission system operator in Poland.

Both borrowers are special purpose vehicle companies incorporated in Poland with the same parent company who acts as guarantor. Both loans are identical, except for the borrowers’ names and the amount borrowed. The loans do not bear interest but instead have a “Repayment Premium” being 100% of the loan principal. The Repayment Premium is payable in full at the point the loan principal is repaid unless PSE has issued the grid connection and a set of “Definitive Agreements” have been entered into between the Company and each of the borrowers relating to the Company obtained an equity interest in the borrower.

5.	Assets held for Sale

	March 31, 2024 $000	March 31, 2023 $000

Cash	–	113
Prepaid expenses, parts inventory, and advances	–	4
Other receivables	–	62
Projects under development	–	49,288
Security deposits & other advances	–	496
Rights of use asset	–	2,302
Accounts payable and accrued liabilities	–	(638)
Deferred tax liabilities	–	(3,690)
Loans payable	–	(9,237)
Long term loan payable	–	(17,771)
Long-term operating lease obligation	–	(2,360)
	–	18,569

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

6.	Property and Equipment

	Cost $000	Accumulated depreciation $000	March 31, 2024 Net carrying value $000	March 31, 2023 Net carrying value $000

Building	1,101	(484)	617	709
Furniture and equipment	386	(306)	80	137
Computer equipment	28	(15)	13	1
Leasehold improvements	–	–	–	2

Total	1,515	(805)	710	849

The Company recorded $158,000 in depreciation expense on property and equipment for the year ended March 31, 2024 (2023 – $191,000).

7.	Intangible Assets

	Cost $000	Accumulated amortization $000	Cumulative impairment $000	March 31, 2024 Net carrying value $000	March 31, 2023 Net carrying value $000

Patents and technical information	36,340	(10,145)	(25,150)	1,045	6,701
Software licensing	25	(22)	–	3	6
Total	36,365	(10,167)	(25,150)	1,048	6,707

	March 31, 2023 Net carrying value $000	March 31, 2024 in-year additions $000	March 31, 2024 in-year amortization and impairment $000	March 31, 2024 Net carrying value $000

Patents and technical information	6,701	–	(5,656)	1,045
Software licensing	6	–	(3)	3
Total	6,707	–	(5,659)	1,048

The Company recorded $966,000 of amortization cost on intangible assets for the year ended March 31, 2024 (2023 – $880,000).

The Company has allocated $963,000 (2023 - $877,000) of amortization of patents and technical information to cost of goods sold and $3,000 of amortization of software licensing to amortization expense (2023 - $3,000).

The decline in sales of marine scrubbers has provided an impairment triggering event for the capitalized patents and technical information. The Company performed a quantitative impairment assessment at March 31, 2024.

The fair value was determined based on the estimated undiscounted future cashflows generated by the patents and technical information. The Company concluded that the fair value of the undiscounted net cash receipts was less than the carrying value, and so an impairment loss of $4,693,000 was recognized during the year ended March 31, 2024 (2023 – $nil impairment loss).

If all other assumptions were to remain unchanged, we expect the impairment charge would decrease or increase by approximately $120,000 if forecasted sales volumes or prices increased or decreased by 10% across all categories of customers respectively.

The Company recorded this impairment in expenses, rather than cost of goods sold, as the impairment charge was not associated with sales to customers.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

7.	Intangible Assets (continued)

Future amortization of intangible assets is as follows:

Fiscal year	$000
2025	168
2026	168
2027	168
2028	168
2029	168
Thereafter	208
Total	1,048

8.	Acquisition of Italian BESS project assets

On September 27 2023, the Company through its indirectly wholly owned subsidiary, Pacific Green Energy Parks (Italia) S.r.l. purchased 51% of the capital in Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”) from Sphera Energy S.r.l. (“Sphera”). Sphera established the Italy Project Companies for the development of five BESS projects:

●	Rotello A and Rotello B, two 100MW BESS development projects in Molise, Italy.

●	Bisaccia, a 100MW BESS development project in Campania, Italy

●	Andretta, a 100MW BESS development project in Campania, Italy

●	Parma, a 100MW BESS development project in Emilia Romagna, Italy

The Company paid Sphera €1,000,000 ($1,051,000) on the closing date for a 51% interest in the Italy Project Companies. The Company also made a partial advance of €2,000,000 ($2,102,000) against its purchase of the remaining 49% of the capital of the Italy Project Companies and a further €331,000 ($348,000) to pay off the liabilities held in the Italy Project Companies to its shareholders, both payments were made on the closing date.

The total consideration recognized of €3,331,000 ($3,501,000) is attributed between cash and net working capital of $62,000, projects under development representing the rights acquired of $2,989,000, investment advance treated as a non-current asset of $2,102,000 and a deferred tax liability of $642,000 has also been recognized. A noncontrolling interest of $1,010,000 has been recorded in relation to the 49% not held by the Company.

Since acquisition, a further $2,386,000 has been invested into the projects. As at March 31, 2024, investment advances totaled $3,453,000 and projects under development totaled $4,024,000. The investment advance of $3,453,000 has been recorded within the investment and other advances within total assets of $3,667,000 on the Balance Sheet as at March 31, 2024. Refer to Note 3 for a breakdown of the Project under development balances by project.

Under the terms of the purchase agreement, the Company agreed to advance Sphera a further €2,000,000 upon the filing of the application for a license from the Ministry for the Environment and Energy Security (“MASE”).

The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, which is expected in mid-2025. The purchase price for the remaining capital in each Project Company will be equal to the difference between €55,500 per MW installable and authorized under the license and €200,000 less €2,000 per MW installable.

The Company has also signed development service agreements for the Italian Project Companies with Sphera which have the following costs:

●	€2,000 per MW installable following the filing of the application to MASE, the total expected payable across the Italian Project Companies is €1,000,000 of which €400,000 had not yet become payable as at March 31, 2024;

●	€6,000 per MW installable following the achievement of ready to build status, the total expected payable across the Italian Project Companies is €3,000,000 of which all had not yet become payable as at March 31, 2024.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

9.	Sale of UK BESS projects - Richborough Energy Park and Sheaf Energy

(a)	Disposal of Subsidiaries (REP & PGBEP1)

On June 9, 2023, Pacific Green Energy Storage (UK) Ltd (“PGES”), a wholly owned subsidiary of the Company, and Green Power Reserves Ltd (“GPR”), a third party investor entered into a sale and purchase agreement to sell their 50% controlling interest and 50% nonredeemable noncontrolling interest respectively in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”) and its fully owned subsidiary, Richborough Energy Park Ltd (“REP”), (together, “REP Project”) to Sosteneo Fund 1 Holdco Sarl (“Sosteneo”). The disposal became unconditional on June 26, 2023.

The purchase price paid by Sosteneo to PGES (UK) and GPR consisted of £29,900,000 ($37,400,000) in initial consideration and an additional £15,100,000 ($18,900,000) variable consideration, payable as milestone payments subject to meeting the related construction and performance testing milestones of the BESS project.

As a result of the disposal, the Company recognized a net gain on disposal of $12,120,000 during the quarter ended June 30, 2023. The Company has accounted for the disposal under ASC 610-20. As the sale of REP Project did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, REP and PGBEP1 are not presented as a discontinued operation. The net income of REP and PGBEP1 is included in the consolidated statement of operations through the June 26, 2023, disposal date. The pretax loss of REP and PGBEP1 for this period was $530,000 (2023 – $940,000 loss). After accounting for losses attributable to noncontrolling interests, pretax loss for the period was $265,000 (2023 – $585,000 loss) attributable to the Company.

The assets, liabilities and equity (including noncontrolling interest) of REP and PGBEP1 were deconsolidated effective June 26, 2023. Following deconsolidation, PGBEP1 and REP are not considered related parties of the Company.

The £15,100,000 ($18,900,000) of performance milestone payments are considered variable consideration that will be recognized in line with the guidance under ASC 606-10-32-11-14. During the year, an additional gain on disposal of £5,145,000 ($6,313,000) was recognized in relation to these performance milestone payments. As at March 31, 2024, receivables relating to performance milestone totaled £2,454,000 ($3,101,000) which has been recorded within other receivables of $4,373,000 on the balance sheet as at March 31, 2024.

Level of confidence of meeting the remaining milestones will be re-assessed in future reporting periods.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

9.	Sale of UK BESS projects - Richborough Energy Park and Sheaf Energy (continued)

(a)	Disposal of Subsidiaries (REP & PGBEP1) (continued)

The Company also incurred £363,000 ($450,000) of legal fees and £484,000 ($600,000) of broker fees related to the sale. The gain on disposal of PGBEP1 shares recognized during the year ended March 31, 2024 is calculated as follows:

	GBP 000s	FX	USD 000s
Consideration received (A)	£16,403	1.2442	20,408

Derecognition of carrying amount of noncontrolling interest (B)			15,487

Net assets:
Cash			116
Projects under development			43,152
Other assets			4,061
Long term loan payable			(23,724)
Other liabilities			(6,345)
Total (C)			17,260

Recycle of currency translation adjustment (D)			(165)

Disposal costs (E)			(1,050)

Gain (A)+(B)-(C)+(D)+(E)			17,420

On July 3, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,250,000 shares in the Company which are issuable immediately and $2,567,200 (£2,000,000) in cash, of which $1,797,040 (£1,400,000) is payable immediately and $770,160 (£600,000) payable pro rata with the remaining consideration of the Richborough sale. The shares were issued on August 18, 2023.

(b)	Disposal of Subsidiaries (Sheaf Energy Ltd and PGBEP2)

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

Upon making the commitment to sale, the Company received a deposit of £12.2 million ($14.9 million) less legal fees of £0.3 million ($0.4 million), a £3.75 million ($4.6 million) advance payment of construction management fee, a £1.64 million ($2.0 million) repayment of an intercompany loan balance, and settlement of the $9.26 million (£7.5 million) loan principal and $2.3 million (£1.9 million) 25% repayment fee from PGBEP2 to Sheaf Storage Ltd, a third party. The Company is liable for an 18% profit share fee to Sheaf Storage Ltd, an external third-party lender. This amounted to $2.6 million (£2.0 million) and has been recorded within interest income (expense) for year ended March 31, 2024, and as interest payable as at March 31, 2024. This was settled in early April 2024.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

9.	Sale of UK BESS projects - Richborough Energy Park and Sheaf Energy (continued)

(b)	Disposal of Subsidiaries (Sheaf Energy Ltd and PGBEP2) (continued)

Prior to disposal of the project on December 22, 2023, a total £53.2 million ($67.4 million) of loans and leases, less £7.4 million ($9.4 million) outstanding cash balances were invested in the project, the liabilities for which have been taken on by Sosteneo, and recorded on disposal as net debt forgiveness. Of these amounts, £9.6 million related to the Sheaf Storage Ltd loan and accrued interest was repaid on November 2, 2023.

As a result of the disposal, the Company recognized a net gain on disposal of $24,912,000. The Company has accounted for the disposal under ASC 610-20. As the disposal did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, Sheaf and PGBEP2 are not presented as a discontinued operation. The net income of Sheaf and PGBEP2 is included in the consolidated statement of operations through the December 22, 2023, disposal date. The pretax loss of Sheaf and PGBEP2 for this period was $10,878,000 (2023 – $1,339,000 loss).

The assets, liabilities and equity of Sheaf and PGBEP2 were deconsolidated effective December 22, 2023. Following deconsolidation, Sheaf and PGBEP2 are not considered related parties of the Company.

The Company is also entitled to receive further milestone payments upon achieving certain post sale construction milestones, being milestone 1: £7.26 million ($8.9 million) on batteries delivery to site, milestone 2: £4.96 million ($6.1 million) upon reaching commercial operation date prior to March 31, 2026, and milestone 3: £1.3 million ($1.6 million) upon receipt of a land remediation tax credit of up to this amount. These milestone payments are considered variable consideration that will be recognized in line with the guidance under ASC 606-10-32-11-14.

The Company has determined that performance milestones 1, 2, and 3 do not meet the recognition criteria under ASC 606-10-32-11-14. Accordingly, these milestones have not been recognized within gain on disposal. Level of confidence of meeting remaining milestones that have not yet been recorded will be re-assessed in future reporting periods.

The Company also incurred £317,000 ($404,000) of legal fees and £293,000 ($374,000) of broker fees related to the sale. The gain on disposal of PGBEP2 shares recognized during the year ended March 31, 2024 is calculated as follows:

	GBP £000	FX	USD $000
Cash payment on closing	12,215	1.2743	15,566

Debt of Sheaf
Sheaf Storage loan			11,825
Capex loan			45,879
NatWest loan			–
Leases			9,704
Derivative liability			8,371
Less: Cash			(9,418)

Projects under development			(44,801)
Right of use asset			(9,753)
Deferred tax asset			(2,093)
Other assets			(4,446)
Other liabilities			4,771

Recycle of currency translation adjustment			85

Disposal costs			(778)

Gain on disposal			24,912

On October 16, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer in relation to the commitment to the Sheaf project, which comprises 4,500,000 shares in the Company which are issuable immediately upon the commitment being made, and $3,664,000 (£3,000,000) in cash, of which $3,053,000 (£2,500,000) is payable immediately upon the commitment being made, and $611,000 (£500,000) is payable in monthly instalments over 24 months. The shares were issued on April 18, 2024.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

10.	Noncontrolling Interest

On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture.

On September 27, 2023, the Company purchased 51% of the capital of four Italy Project Companies from Sphera. The Company paid Sphera €1,000,000 ($1,051,000) and recorded noncontrolling interest of €960,100 ($1,010,000), refer to Note 8 for further details.

Details of the carrying amount of the noncontrolling interests are as follows:

	March 31, 2024 $000	March 31, 2023 $000

Non-redeemable noncontrolling interest(1)	–	16,141
Net income attributable to noncontrolling interest (BESS)	1,007	(355)
Net income attributable to noncontrolling interest (Saudi Arabia)	(249)	(122)

Non-controlling interest(2)	758	15,664

(1)	On March 30, 2022, the Company entered into an agreement with Green Power Reserves Limited (“GPR”), wherein GPR agreed to make an equity investment of $16.0 million (£13.0 million) for a fifty percent shareholding in Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”). The Company retained control over PGBEP1. On June 26, 2023, the Company disposed of PGBEP1 and derecognized the associated noncontrolling interest, refer to Note 9 for further detail.

(2)	As of March 31, 2024, net income attributable to noncontrolling interest was $428,000 loss split as follows; Net income attributable to noncontrolling interest – BESS was a loss of $302,000 and $126,000 loss was attributable to noncontrolling interest – Saudi Arabia.

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the year ended March 31, 2024 and March 31, 2023 is as follows:

	2024 $000	2023 $000

Products	8,888	4,718
Services	5,658	2,921

Total	14,546	7,639

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Revenue from services includes services provided under BESS construction management agreements, specific services provided to marine scrubber systems as well as design and engineering services for CSP. Contracts for specific services provided to marine scrubber systems represent maintenance services which are recognized at a point in time when services are completed. Contracts for CSP include design and engineering services provided to clients which are recognized over time as the service is completed. Contracts for services provided under BESS construction management agreements is recognized over time as the service is provided.

Service revenue by type for the year ended March 31, 2024 and 2023 is as follows:

	2024 $000	2023 $000

Specific services provided to marine scrubber systems	3,843	2,533
BESS construction management agreement	978	–
Design and engineering services for CSP	837	388

Total	5,658	2,921

The Company has analyzed its sales contracts under ASC 606 and has identified that the percentage of completion of the contract often is not directly correlated with contractual payment terms with customers. As a result of the timing differences between customer payments and percentage of completion of the contract, contractual assets and contractual liabilities have been recognized.

As of March 31, 2024, contract liabilities included $3,826,000 related to BESS construction management agreement (“CMA”) (March 31, 2023 - $nil). Contract liabilities also included $nil (March 31, 2023 - $8,039,000) for aggregate cash receipts from one customer relating to scrubber units for thirteen vessels included within a postponement agreement that lapsed in December 2023, resulting in $8,039,000 revenue recognized in the year ended March 31, 2024.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

11.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s accrued revenue, prepaid manufacturing costs, and contract liabilities for the year are noted as below:

	Accrued Revenue $000	Prepaid Manufacturing Costs $000	Sales (Cost of Goods Sold) $000	Contract Liabilities $000

Balance, March 31, 2022	532	38		(8,143)

Customer receipts and receivables	–	–	–	(5,326)
Scrubber sales recognized in revenue	–		4,718	4,718
Payments and accruals under contracts	(27)	4,202	–	–
Cost of goods sold recognized in earnings	–	(3,776)	(3,776)	–
Balance, March 31, 2023	505	464		(8,751)

Customer receipts and receivables	–	–	–	(5,815)
Scrubber sales recognized in revenue	–	–	8,888	8,888
BESS CMA recognized in revenue	–	–	978	978
Payments and accruals under contracts	83	1,479	–	–
Scrubber cost of goods sold recognized in earnings	–	(1,270)	(1,270)	–
BESS CMA and Management Services Agreement cost of sales recognized in earnings	–	–	(744)	–

Balance, March 31, 2024	588	673		(4,700)

Cost of goods sold for the year ended March 31, 2024 and 2023 is comprised as follows:

	2024 $000	2023 $000

Specific services provided to marine scrubber systems	2,869	1,492
Amortization of intangibles	963	877
BESS CMA and Management Services Agreement – cost of sales	744	–
Salaries and wages	542	461
Design and engineering services for CSP	287	224
Scrubber costs recognized	214	2,546
Fuel Oil Water Emulsification (FOWE) cost of goods sold	182	–
Commission type costs	53	232

Total	5,854	5,832

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

12.	Accounts Payable and Accrued Liabilities

	March 31, 2024 $000	March 31, 2023 $000

Accounts payable	2,894	693
Accrued liabilities	2,227	2,349
UK VAT payable	1,000	–
Other liabilities	156	128
Payroll liabilities	519	219
Total accounts payable and accrued liabilities	6,796	3,389

13.	Loans Payable and Interest Payable

	March 31, 2024 $000	March 31, 2023 $000

Loans payable	–	1,667
Related party loan	–	792
Loan payable balance, end of period	–	2,459
Interest payable, end of period(1)	2,634	–

(1)	Interest payable relates to the Company’s previous loan payable to Sheaf Storage Limited, an independent third party, which was entered into on December 15, 2022, of $9,262,000 (£7,500,000) for the acquisition of Sheaf Energy Limited. The loan payable was recorded within assets held for sale at March 31, 2023. The interest payable of $2,634,000 (£2,085,000) due to Sheaf Storage Limited is in relation to the profit share (18%) on the net equity proceeds from the sale of Sheaf Energy Limited and Pacific Green Battery Energy Parks 2 Limited. A separate fixed repayment fee of 25% in relation to the loan was settled by Sosteneo Fund 1 Holdco Sarl (“Sosteneo”) as part of the Company’s sale of Sheaf Energy Limited to Sosteneo, refer to Note 9 for further details. On April 4, 2024, the Company repaid interest payable of $2,634,000 to Sheaf Storage Limited in full.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

14.	Interest Income (Expense) and Other

	March 31, 2024 $000	March 31, 2023 $000
Interest income	35	44
Interest expenses	(98)	–
Interest expense on short-term loans	(1,245)	(93)
Interest expense on Sheaf Storage loan	(4,270)	(750)
Other expenses	–	(206)
Balance, end of year	(5,578)	(1,005)

The Company incurred interest expenses of $1,245,000 on various short-term loans provided during the year. These loans provided short-term working capital to the Company and were:

●	During the year ended March 31, 2023 the Company entered five separate loan agreements for a total of $1,639,000. The loans were identical, except for the lenders’ names and date of Agreement. The loans did not bear interest but instead had a “Repayment Fee” being 20% of the loan principal, which was recorded as interest expense. These loans were repaid during the year ended March 31, 2024.

●	Similarly, during the year ended March 31, 2024 the Company entered into seven separate loan agreements for a total of £1,050,000 and $2,500,000 (total equivalent $3,782,000). The loans are split across two equal tranches and do not bear interest but instead have a “Repayment Fee” on the loan principal, being 20% on tranche 1 and 25% on tranche 2. The “Prepayment Fee” was recorded as interest expense.

On December 15, 2022, the Company signed a Loan Agreement with Sheaf Storage Limited, an independent third party, for a total of $9,262,000 (£7,500,000) for the acquisition of Sheaf Energy Ltd. The interest expense of this loan composed of the fixed repayment fee (25%) and the profit share (18%) on the net equity proceeds from the sale of Sheaf Energy Limited and Pacific Green Battery Energy Parks 2 Limited. Refer to Note 13 for the amounts outstanding as at March 31, 2024.

15.	Warranty Provision

During the year ended March 31, 2024, the Company recorded a non-cash warranty recovery of $316,000 (March 31, 2023 – non-cash recovery of $626,000) as the Company provides warranties to customers for the design, materials, and installation of scrubber units. Product warranty is recorded at the time of sale and will be revised based on new information as system performance data becomes available. During the year ended March 31, 2024, the Company used 2% to calculate warranty provision (2023– 2%) based on management’s best estimate.

	March 31, 2024 $000	March 31, 2023 $000
Balance, beginning of year	581	865
Warranty expense (recovery)	(316)	(626)
Expenses (recoveries) costs	(215)	342
Balance, end of year	50	581

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

16.	Related Party Transactions

The table below presents a summary of transactions with related parties for year ended March 31, 2024.

($000)	Salaries and Wages		Consulting		Other Benefits		Commission		Interest		Directors Fees		Cash Bonus		Stock Bonus		Reimbursed Expenses (10)	Total

Transaction with related parties

Scott Poulter	–		940	(1)	57	(2)	46	(2)	–		–		8,071	(1)	4,910	(1)	125	14,149
Scott Poulter – Immediate Family	27	(3)	–		–		–		–		–		–		–		–	27
Other Directors	–		16	(4)	–		–		13	(5)	173	(6)	20		26		17	265
Other Management	1,342	(7)	718	(8)	42		–		–		–		503	(9)	84		237	2,926
Total	1,369		1,674		99		46		13		173		8,594		5,020		379	17,367

Due to related parties

Scott Poulter	–		32		–		3		–		–		837	(11)	–		74	946
Other Directors	–		6		–		–		–		148		13		–		–	167
Other Management	–		98		31		–		–		–		253		–		4	386
Total	–		136		31		3		–		148		1,103		–		78	1,499

Due from related parties

Scott Poulter – Immediate Family	–		–		50	(12)	–		–		–		–		–		–	50

(1)	Consulting fees ($805,000), cash bonus ($8,070,000) and stock bonus ($4,910,000) paid in relation to Scott Poulter’s compensation during the year have been recorded within management and technical consulting expense in the income statement. These have been paid to Fresh Air Holdings Pte, Ltd (“FAH”), Fresh Air Investments FZCo (“FAI”) and Fresh Air Holdings Limited (“FAHL”). FAH and FAHL are wholly owned subsidiaries of the Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries. FAI is a company which Scott Poulter has sole dispositive control over. From December 1, 2023, FAHL provided consulting services to the Company of $135,000 which has been recorded within management and technical consulting expense in the income statement. These services were performed by individual who is not Scott Poulter and is not an immediate family member of Scott Poulter. This arrangement ceased on July 31, 2024. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of Fresh Air Investments FZCo with family members.
(2)	The other benefits of $57,000 paid to Scott Poulter relates to accommodation allowance pursuant to a consulting agreement dated December 1, 2018 and is recorded within travel and accommodation expenses in the income statement. The $46,000 in Commission relates to Marine sales and is recorded within the cost of goods sold in the income statement.
(3)	One members of Scott Poulter’s immediate family are employed by the Company’s Australian wholly owned subsidiaries.
(4)	Consulting fees paid to Other Directors include amounts paid to an immediate family member of Alexander Shead and $10,000 paid to Alexander Group Pty Ltd, a company controlled by Alex Shead in relation to his director fees of Australian subsidiaries of the Company. The amounts have been recorded within management and technical consulting in the income statement.
(5)	The Company paid $13,000 in interest on a loan received from Alexander Group Pty Ltd. This loan was repaid on June 20, 2023. The expense has been recorded in interest income (expense) and other in the income statement.
(6)	Directors fees have been recorded in management and technical consulting in the income statement and relate to fees paid to directors of the Company. These fees comprise of fees paid to Neil Carmichael, Distributed Generation LLC (a company controlled by Peter Rossbach) and Alexander Group Pty Ltd.
(7)	Salaries and wages paid to other management includes salaries of $899,000 and payroll bonuses of $360,000, both have been recorded within salaries and wages expenses in the income statement.
(8)	Consulting fees paid to other members of management are recorded within management and technical consulting in the income statement. This includes $665,000 fees paid to an individual of management who is not an employee of the Company but acts in a senior role within the Company. This also includes $53,000 paid by Australian subsidiaries of the Company to a company controlled by an immediate family member of one member of management.
(9)	A cash bonus of $503,000 payable to an employee of management. This is payable to a company controlled by that employee and one of their immediate family members. This expense has been recorded within management and technical consulting expenses in the income statement.
(10)	Reimbursed expenses relate to travel, accommodation, and meals incurred by employees and directors during the course of normal business and reimbursed to the employee or director. They are recorded within travel and accommodation expenses in the income statement.
(11)	As at March 31, 2024, the Company owe a total of $837,000 in bonuses to FAH and FAI relating to the performance bonus in relation to the disposals of REP and Sheaf, refer to Note 9 for further detail.
(12)	The Company purchased various airfares using its corporate travel agent during the year totaling $50,000. These airfares were for the immediate family members of Scott Poulter and the Company is due to be reimbursed.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

16.	Related Party Transactions (continued)

The above reconciles to the Income Statement as follows:

	2024

Consulting	1,621	(1)
Directors fees	173
Cash bonus	8,594
Stock bonus	4,963	(2)
Management and technical consulting – related parties	15,351
Management and technical consulting – nonrelated parties	2,715
Total Management and technical consulting	18,066

(1)	The consulting fees of $1,674,000 paid to related parties as listed above includes $53,000 which were capitalized as part of projects under construction.

(2)	Within the $5,020,000 of stock bonus noted above, $57,000 of stock bonuses were paid to an employee and recorded within salaries and wages expense within the Income Statement. The remaining $4,963,000 has been recorded within management and technical consulting expenses

17.	Common Stock

Common stock issued during the year ended March 31, 2024

On June 9, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,750,000 shares in the Company, $1,957,340 (£1,550,000) in cash and a 10% increase in salary backdated to April 1, 2023. The shares are issuable and cash payable immediately. The cash bonus was paid on June 15, 2023. The shares were issued on June 23, 2023.

On July 3, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,250,000 shares in the Company which are issuable immediately and $2,567,200 (£2,000,000) in cash, of which $1,797,040 (£1,400,000) is payable immediately and $770,160 (£600,000) payable pro rata with the remaining consideration of the REP sale. The shares were issued on August 18, 2023.

On October 16, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer in relation to the commitment to the Sheaf project, which comprises 4,500,000 shares in the Company which are issuable immediately upon the commitment being made, and $3,664,000 (£3,000,000) in cash, of which $3,053,000 (£2,500,000) is payable immediately upon the commitment being made, and $611,000 (£500,000) is payable in monthly instalments over 24 months. The shares were issued on April 18, 2024.

On December 7, 2023, Richard Fraser-Smith, the Company’s Chief Financial Officer until September 20, 2023, was awarded 125,000 shares in the Company as part of a performance related bonus.

Common stock cancelled during the year ended March 31, 2024

On June 8, 2023, the Company approved the cancellation of 56,162 shares of Treasury stock it had previously repurchased during the year ended March 31, 2022 under an authorized share buy-back program.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

18.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2022	537,500	0.56	1.43	170,125

Granted	285,000	0.66	–	–
Exercised	–	–	–	–
Forfeited	(337,500)	0.18	–	–
Balance, March 31, 2023	485,000	0.89	1.66	103,800	(*)

Granted	100,000	0.60	2.93
Exercised	–	–	–	–
Forfeited	(75,000)	1.34	–	–

Balance, March 31, 2024	510,000	0.77	1.124	101,350	(*)
Balance, March 31, 2024, vested and exercisable	470,000	0.78	0.936	101,350

(*)	Value represents weighted average of those options in-the-money as at March 31, 2024.

Additional information regarding stock options outstanding as at March 31, 2024 is as follows:

Issued and Outstanding
Number of shares	remaining contractual life (years)	Exercise price $

25,000	0.42	0.90
20,000	0.96	1.20
40,000	0.96	1.20
40,000	1.34	1.20
10,000	0.50	0.01
25,000	0.50	2.50
25,000	0.50	3.75
200,000	0.59	0.10
25,000	0.42	0.50
20,000	2.33	0.60
40,000	2.84	0.60
40,000	3.33	0.60
510,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

18.	Stock Options (continued)

The following weighted average assumptions were used in the determination of fair value using the Black-Scholes option pricing model:

	2024	2023

Risk-free interest rate	4.52%	4.44%
Expected life (in years)	3.50	2
Expected volatility	122%	118%

The fair value of stock options vested and recognized during the year ended March 31, 2024 was $35,000 (2023 – $191,000), which was recorded as additional paid-in capital and charged to Management and technical consulting.

19.	Segmented Information

Based on the criteria established by ASC 280, Segment Reporting, our chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The CODM reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, we have only one reportable segment. Nevertheless, the Company provides limited geographic analysis as follows.

The Company is located and operates in North America and its subsidiaries are primarily located and operating in Europe and Asia.

	March 31, 2024
	North America $000	Europe $000	Asia $000	Total $000

Property and equipment	2	94	614	710
Intangible assets	1,045	–	3	1,048
Right of use assets	–	1,307	63	1,370

Total	1,047	1,401	680	3,128

	Year Ended March 31, 2024
	North America $000	Europe $000	Asia $000	Total $000

Revenue by customer region	58	12,165	2,323	14,546
COGS by customer region	(44)	(3,626)	(2,184)	(5,854)
Gross profit by customer region	14	8,539	139	8,692
GP% by customer region	24%	70%	6%	60%

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

19.	Segmented Information (continued)

	March 31, 2023
	North America $000	Europe $000	Asia $000	Total $000

Property and equipment	5	134	710	849
Intangible assets	6,701	–	6	6,707
Right of use assets	–	226	124	350

	6,706	360	840	7,906

	Year Ended March 31, 2023
	North America $000	Europe $000	Asia $000	South America $000	Total $000

Revenue by customer region	111	3,785	3,714	29	7,639
COGS by customer region	(73)	(2,510)	(3,241)	(8)	(5,832)
Gross profit by customer region	38	1,275	473	21	1,807
GP% by customer region	34%	34%	13%	71%	24%

For the year ended March 31, 2024, 70% of the Company’s revenues were derived from the largest customer.

For the year ended March 31, 2023 80% of the Company’s revenues were derived from two largest customers and 8% of the Company’s revenues were derived from the third largest customer.

20.	Commitments

(a)	The Company’s subsidiaries have entered into three long-term operating leases for office premises in London, United Kingdom, and Shanghai, China, and the office refurbishment of the London office. These lease assets are categorized as right of use assets under ASC 842.

Long-term premises leases	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	December 26, 2023	December 25, 2026	3.00	8.25%
Shanghai, China	March 1, 2020	May 31, 2025	5.25	4.65%

Other long-term leases	Lease commencement	Lease expiry	Term (years)	Discount rate*

London, United Kingdom	April 1, 2024	March 31, 2027	3.00	8.25%

As of March 31, 2024, the weighted-average discount rate for lease obligations was 8.07% and the weighted-average unexpired lease term was 2.58 years.

*	The Company determined the discount rate with reference to mortgages of similar tenure and terms.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

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

Lease cost – for the year ended March 31, 2024:
Operating lease expense ($000) *	1,151

*	Including right of use amortization and imputed interest. Lease payments include maintenance, operating expense, and tax.

The Company has entered into lease agreements with minimum annual lease payments expected over the next five years of the lease as follows:

Fiscal Year	$000

2025	540
2026	516
2027	311
Total future minimum lease payments	1,367
Imputed interest	(144)
Operating lease obligations	1,223

Operating lease obligations have been recorded as follows:

Fiscal Year	$000

Current portion of lease obligations	454
Long-term operating lease obligations	769
1,223

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

Pacific Green Technologies Arabia LLC does not generate revenue and as such the Company has paid in share capital, intercompany loans and accrued interest amounting to $1,019,000 to fund operational expenses to March 31, 2024.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

21.	Income Taxes

The Company’s marine international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. The Company’s BESS related revenue is invoiced from and collected outside of our U.S. entity and recognized as a component of income before taxes in a foreign jurisdiction. The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	2024 $000	2023 $000

United States	(18,188)	(6,011)
Foreign	20,589	(5,783)
Net income (loss) before taxes	2,401	(11,794)

Income tax expense attributable to income consists of:

	Current $000	Deferred $000	Total $000

Year ended March 31, 2024
U.S. federal	4,809	104	4,913
State and local	–	–	–
Foreign jurisdiction	15	(2,558)	(2,543)
	4,824	(2,454)	2,370

Of the $4,824,000 current tax charge, $4,809,000 was outstanding as at March 31, 2024 and has been recorded within Income taxes payable on the Balance Sheet.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

21.	Income Taxes (continued)

The following table reconciles the income tax expense (benefit) at the statutory rates to the income tax (benefit) at the Company’s effective tax rate.

	2024 $000	2023 $000

Net income (loss) before taxes	2,401	(11,794)
Statutory tax rate	21%	21%

Expected income tax expense (recovery)	504	(2,477)
Permanent differences – US limit on executive compensation	(2,682)	–
Permanent differences – US subpart F income on disposals of REP/Sheaf	(5,092)	–
Permanent differences – UK substantial shareholder exemption on disposals of REP/Sheaf at UK corporate tax rate of 25%	7,666	–
Permanent differences – other	(92)	(362)
Foreign tax rate difference	62	(337)
Change in valuation allowance	2,004	3,176

Income tax expense (benefit)	2,370	–

As at March 31, 2024, the Company is current with statutory corporate income tax filings. Certain of the amounts presented above are based on estimates and what management believes are prudent filing positions. The actual losses available could differ from these estimates upon assessment and review by taxation authorities. U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2014 and subsequent. Canadian federal and provincial income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Income tax returns associated with our operations located in the United Kingdom and China are subject to examination for income tax years 2018 and subsequent.

Tax positions are evaluated for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred income tax assets and liabilities at March 31, 2024 and 2023 are primarily comprised of the following:

	2024 $000	2023 $000

Net operating losses carried forward	10,144	7,873
Tax basis of intangibles and depreciable assets in excess of book value	(33)	(256)
Lease receivable without tax basis	(37)	–
Warranty and accruals timing differences	302	381
Projects under development timing differences – acquisition of Italian SPVs	(642)	–
Deferred tax asset	9,734	7,998
Valuation allowance	(10,002)	(7,998)

Net deferred tax (liability)	(268)	–

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

21.	Income Taxes (continued)

Certain deferred tax assets and liabilities have been offset. The following is the analysis of the deferred tax balances for financial reporting purposes:

	2024 $000	2023 $000

Deferred tax assets	479	–
Deferred tax liabilities	(747)	–
	(268)	–

Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2024. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has not recognized a valuation allowance on $479,000 of deferred tax assets in Australia as it anticipates to be tax profitable during the year ending March 31, 2025.

The valuation allowance for deferred tax assets as of March 31, 2024 and 2023 was $10,002,000 and $7,998,000 respectively. The net change in the total valuation allowance was an increase of $2,004,000 in 2024 and an increase of $3,176,000 in 2023.

The valuation allowance at March 31, 2024 was primarily related to US federal, UK and China net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

21.	Income Taxes (continued)

On December 22, 2017, the US federal tax legislation commonly known as the Tax Cut and Jobs Act (TCJA) was signed into law. The TCJA made major changes to the Internal Revenue Code, including reducing the US federal income corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under the TCJA, for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, the TCJA limits a US corporate taxpayer’s ability to utilize NOL carryforwards to 80% of the taxpayer’s taxable income (as modified by the CARES Act, as described below). In addition, NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely, with no carryback. NOLs generated in tax years beginning before January 1, 2018 are not subject to the taxable income limitation and generally has a 20 year carryforward. On March 27, 2020 the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act introduced various tax changes, including granting a five-year carry back period for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, temporary suspension of the 80% taxable income limitation on the use of NOLs arising in tax years beginning after December 31, 2017 but before January 1, 2021.

The Company estimates that is has accumulated net operating losses of approximately $17,940,000, which were mainly incurred in the United Kingdom, China and Australia and expire as follows:

	US $000	UK $000	China $000	Australia $000	Other $000	Total $000

2026	–	–	962	–	–	962
2027	–	–	355	–	–	355
2028	–	–	888	–	–	888
2029	–	–	314	–	–	314
2034	–	–	–	–	–	–
2035	–	–	–	–	–	–
2036	–	–	–	–	–	–
2037	–	–	–	–	–	–
2038	–	–	–	–	–	–
No expiration	–	13,929	–	1,036	456	15,421
	–	13,929	2,519	1,036	456	17,940

We do not provide deferred taxes related to the US GAAP basis in excess of the outside tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. We have estimated deferred tax liabilities relating to the outside tax basis of $nil.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

22.	Correction of Immaterial Errors – Year Ended March 31, 2023

While preparing the financial statements for the year-ended March 31, 2024, the Company identified a number of immaterial errors in previously audited annual financial statements for the year ended March 31, 2023. These immaterial errors do not impact the consolidated balance sheet or consolidated statements of operations and comprehensive loss and only impact the notes to the consolidated financial statements.

Project under development and deferred tax liabilities relating to the acquisition of Richborough Energy Park Limited (“REP”)

On March 18, 2021, the Company acquired all the issued and outstanding stock of REP, a United Kingdom company in the business of battery energy storage systems. Total purchase consideration was estimated at $2,166,000, inclusive of the fair value of the conditional payments, which were considered probable at the acquisition date. The value attributed to the identifiable assets and liabilities acquired had assumed security deposit of $165,000, and Project under development of $2,001,000. The consideration was allocated on a relative fair value basis to the assets acquired and liabilities assumed. The acquisition was assessed as an asset purchase and was not a business combination. However, further analysis of the Company’s acquisition concluded that the Company had not considered the deferred tax balances relating to the acquisition in accordance with ASC 740-10-25-51.

According to ASC 740-10-25-51, The tax effect of asset purchases that are not business combinations in which the amount paid differs from the tax basis of the asset shall not result in immediate income statement recognition. The simultaneous equations method shall be used to record the assigned value of the asset and the related deferred tax asset or liability. As part of our analysis, we have identified that at acquisition, there should have been an increase to Project under development and a corresponding increase to Deferred tax liabilities of $636,000 (£484,000). REP was classified as Assets Held for Sale (“AHS”) as at March 31, 2023 so the impact was only related to the AHS disclosure note, with an increase to Project under development of $636,000 and a corresponding increase to Deferred tax liabilities of $636,000. This has been restated within Note 5. We have assessed the impact to periods prior to March 31, 2023 to be immaterial.

Debt issuance costs relating to REP’s loan facility with Close Leasing Limited

On June 16, 2022, REP signed a Facilities Agreement with Close Leasing Limited, for a total of £28,250,000 ($34,900,000) for the Richborough project. Further analysis of REP’s debt raising concluded that the Company had not considered the classification of $1,089,000 (£870,000) of debt issuance costs relating to the initial margin charged by Close Leasing Limited. These costs had incorrectly capitalized as part of Project under development but should have been capitalized as part of the Loan Payable under ASC 835-30-45-1A. REP was classified as AHS as at March 31, 2023 so the impact was only related to the AHS disclosure note, with a decrease to Project under development of $1,089,000 and a corresponding decrease to Long term loan payable of $1,089,000. This has been restated within Note 5.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

22.	Correction of Immaterial Errors – Year Ended March 31, 2023 (continued)

Project under development and deferred tax liabilities relating to the acquisition of Sheaf Energy Limited

On December 6, 2022, the Company acquired all the issued and outstanding stock of Sheaf Energy Ltd (“Sheaf”), a United Kingdom company in the business of battery energy storage systems. The total purchase consideration was therefore $9,126,000 (£7,500,000). The value attributed to the identifiable assets and liabilities acquired assumed net working capital of $0, and Project under development of $9,126,000 (£7,500,000). The acquisition was assessed as an asset purchase and was not a business combination.

Similar to the acquisition of REP, further analysis of the Company’s acquisition concluded that the Company had not considered the deferred tax balances relating to the acquisition in accordance with ASC 740-10-25-51. As part of our analysis, we have identified an increase to Project under development and a corresponding increase to Deferred tax liabilities of $3,177,000 (£2,500,000) at the time of the acquisition. Sheaf was classified as Assets Held for Sale (“AHS”) as at March 31, 2023 so the impact was only related to the AHS disclosure note, with an increase to Project under development of $3,177,000 and a corresponding increase to Deferred tax liabilities of $3,177,000. This has been restated within Note 5.

Sheaf was subsequently reclassified out of AHS during the quarter ended September 30, 2023, therefore there is an increase to Project under development and a corresponding increase to Deferred tax liabilities of $3,177,000 (£2,500,000) as at September 30, 2023.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

23.	Subsequent events

(a)	On April 18, 2024, 4,500,000 shares in the Company were issued to Fresh Air Investments FZCo, a company incorporated in the United Arab Emirates, which Scott Poulter has sole dispositive control over. These shares were issued in relation to Scott Poulter’s performance-related bonus in relation to the commitment to the Sheaf project. This was detailed in Note 9.

(b)

Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company, entered into four separate loan agreements with a group of independent third party lenders for a total £900,000 between May 15 and May 28, 2024. The Company also entered into a loan agreement with an independent third-party lender in the same group for $1,270,000 on May 28, 2024. The five loans are identical in terms. The loans incur a fixed premium of 20% of principal, payable in full on repayment of principal. The loans were repayable on December 31, 2024, or earlier if certain liquidity events occur (whose conditions were not met).

On November 15, 2024, the Company entered into a new loan agreement to borrow a further £5,210,000 from this group of lenders and one new lender, and also refinanced certain existing loans received in May 2024 into this new loan agreement, novating all refinanced loans for the Company to be the borrower, instead of Pacific Green Energy Parks (UK) Limited in some cases.

The refinancing redenominated the previous US Dollar $1,270,000 loan to Sterling £1,000,000. Two lenders did not participate in the refinancing and £200,000 of principal plus 20% fixed premium were repaid between December 31, 2024 and January 2, 2025, giving a total of £1,700,000 from original lenders contributing to the refinancing. The fixed 20% repayment premium on these original loans was capitalized into the principal upon refinancing, giving a net increase to principal of £340,000 on these loans. The new funds lent £5,210,000 and refinanced original loans £2,040,000 give a total new principal under this loan agreement of £7,250,000.

Both the refinanced loans and the new loans are due 20 business days after Pacific Green Energy Parks (UK) Limited receives its first payment milestone from Sosteneo relating to its sale of the Sheaf project, as detailed within Note 9. This payment milestone is for £7,260,000 and is expected to be received in late 2025. The loan incurs a fixed premium of 20% of the new loan principal, payable when the loan principal is repaid. The lenders hold security over the first Sheaf payment milestone and over a new bank account set up by Pacific Green Energy Parks (UK) Limited to receive this milestone payment.

Should the Company default on the loan(s), the lender(s) can elect to convert up to 100% of the amounts outstanding to the equivalent value of ordinary shares in the Company at the Default Conversion Strike Price (defined as 0.7 x the Company’s average share price on the 10 business days before and after the Event of Default).

(c)

On August 15, 2024, Pacific Green Technologies (Australia) Limited (“PGTA”), a wholly owned subsidiary of the Company, entered into a AUD 11,000,000 loan agreement with an independent third party lender to fund further development of our Australian BESS portfolio. The loans do not bear interest but incur a fixed premium of 20% of the loan principal, payable in full upon repayment of the principal. The loan principal is to be repaid in full at the earlier of six months or the sale of one of the Company’s Australian BESS projects.

The loan is secured against PGTA’s direct or indirect shareholdings in the Company’s Australian BESS projects. The Company has also provided the lender a guarantee in the event of default.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

23.	Subsequent events (continued)

On December 19, 2024, PGTA entered into a new loan arrangement with the same lender which effectively refinanced the previous AUD 11,000,000 loan agreement. This new loan became effective on February 26, 2025 and due to mature ten months from this date. This resulted in the payment of AUD $2,200,000 repayment premium from the last loan on March 21, 2025 following the completion of the sale of the Limestone Coast North BESS project. As the repayment premium of the previous loan was repaid after the new loan became effective, PGTA was charged an additional 1.67% per month interest charge on the AUD $2,200,000 repayment premium.

The new loan does not bear interest but, similar to the previous loan, incurs a fixed premium of 20% of the loan principal which is payable in full upon repayment of the principal. However, the loan’s ten-month maturity date is conditional on the PGTA receiving either receiving two non-binding offers (“NBO”) on the Limestone Coast West BESS project or receiving a NBO from the purchaser of the Limestone Coast North BESS project within a six-week period from March 19, 2025. If the NBOs are not received, then the loan becomes repayable following the sale of the Limestone Coast North project. Whilst awaiting NBOs to be received, PGTA will be charged an additional 1.67% interest per month on the AUD 11,000,000 principal amount.

(d)	The Company entered into five separate loan agreements between August 12, 2024 and September 24, 2024 with four third-party lenders and one related party as follows:

●	The related party loan was agreed on August 13, 2024 with Shead Group Pty Ltd, an entity controlled by Alex Shead, for the Company to borrow AUD 200,000.

●	The other loans with independent third parties were for a total AUD 750,000 and GBP 75,000.

●	The loans all incur a fixed 20% premium payable upon repayment of principal. The loans were all repaid between January 8, 2025 and March 31, 2025.

(e)	On September 12, 2024, Pacific Green Technologies (Middle East) Holdings Limited, a wholly owned subsidiary of the Company entered into an investment agreement which gave it the option to acquire 3% stake in a German start up business specializing in fuel cells and hydrogen separation. This option was exercised in February 2025 for a cost of €500,000.

(f)	On November 26, 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company entered into a loan agreement to lend $308,000 (1,265,000 Polish Zloty (PLN)) to a third party borrower in Poland. This is an increase to the £296,000 loan from Pacific Green Energy Parks (UK) Limited made on 25 January 2024. The loan provided funds for a down payment for the Polish capacity market auction. Refer to Note 4 above for further details. This loan is unsecured, interest free, and has been extended beyond repayment date of January 31, 2025 by the agreement of the parties, with the intention to convert this loan into preference shares of the parent company of the borrower.

(g)	In November 2024, McClelland Management Inc exercised 200,000 stock options in the company at $0.10 per share. This was pursuant to the options granted in November 2022. On February 18, 2025, the Company issued 500,000 shares were issued to McClelland Management Inc as consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023.

(h)	On December 30, 2024, the Company entered into an agreement to purchase and subsequently cancel 500,000 shares of common stock from one shareholder effective 31 January 2025. The consideration for these shares is $300,000 and payable on the effective date.

(i)	On January 6 2025, Pacific Green Technologies (Shanghai) Co. Ltd, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement to sell its property in Shanghai. This transaction completed in January following approval from the Shanghai Minhang Land Bureau. The consideration received was greater than the net book value of the property as at 31 March 2024.

(j)	On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, 250MW / 500MWh battery energy storage development in the Limestone Coast region of South Australia, to Intera Renewables (“Intera”). The project expects to begin commercial operations in 2027. The sale completed on March 19, 2025 with the Company receiving approximately AUD $33,000,000 cash ($21,000,000) in March and April 2025.

(k)	On June 13, 2025, Pacific Green Energy Parks Holding Europe Limited, a company incorporated in the United Arab Emirates which is a wholly owned subsidiary of the Company entered into two subscription agreements to acquire controlling interests in two entities which are currently developing two separate BESS 50MW battery energy storage projects in Poland. The consideration for this transaction was the exchange of loans previously provided to these entities, which are listed within Note 4 of the financial statements.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited)

While preparing the financial statements for the year-ended March 31, 2024, the Company identified certain errors in previously issued unaudited quarterly financial statements during the year ended March 31, 2024. The correction of these errors to the Company’s previously issued unaudited quarterly consolidated financial statements are shown below.

Various balances relating to the disposal of Richborough Energy Park Limited (“REP”) and Pacific Green Battery Energy Parks 1 Limited (“PGBEP1”)

On June 9, 2023, Pacific Green Energy Storage (UK) Ltd (“PGES”) and Green Power Reserves Ltd (“GPR”), a third-party investor entered into a sale and purchase agreement to sell their 50% controlling interest and 50% nonredeemable noncontrolling interest respectively in PGBEP1 and its fully owned subsidiary, REP, (together, “REP Project”) to Sosteneo Fund 1 Holdco Sarl (“Sosteneo”). The disposal became unconditional on June 26, 2023.

Further analysis of the Company’s disposal of REP concluded that the Company had not considered:

●	The classification of $906,000 (£723,000) of legal fees and broker commission as costs to dispose of REP in accordance with ASC 360-10-35-38. Therefore, for the quarter ended June 30, 2023, the gain on de-recognition of cost of subsidiary and Management and technical consulting reduced by $906,000.

●	A further $201,000 (£160,000) of broker commission was recognized during the quarter ended December 31, 2023 as various milestones relating to the REP disposal were recognized. Therefore, for the quarter ended December 31, 2023, the gain on de-recognition of subsidiary and management and technical consulting expenses reduced by a further $201,000.

●	The recognition of a foreign exchange forward contract entered into on December 7, 2022 to buy $5,300,000 for £4,114,000 on July 28, 2023. This contract should have been recognized as a derivative asset when REP was disposed of and as a result, for the quarter ended June 30, 2023, Change in fair value of derivatives of $67,000 is recognized, an Income tax expense of $16,000 is recognized and the gain on gain on de-recognition of subsidiary reduced by $50,000. We have assessed the impact to periods prior to June 30, 2023 to be immaterial.

●	The recycle of Currency Translation Adjustment relating to REP and PGBEP1 from equity in accordance with ASC 830-30-40-1. Therefore, for the quarter ended June 30, 2023, the gain on de-recognition of subsidiary decreased by $165,000 and as at June 30, 2023, Accumulated Other Comprehensive Income within Equity reduced by $165,000.

●	A clerical error relating to Noncontrolling interest within PGBEP1 upon disposal. As a result, for the quarter ended June 30, 2023, the gain on de-recognition of subsidiary increased by $89,000 as at June 30, 2023, Noncontrolling interest within Equity reduced by $89,000. Additionally, the Consolidated Statement of Stockholders’ Equity as at June 30, 2023 incorrectly listed a transfer of $103,000 between Noncontrolling interest and Deficit, both within Equity.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

Further analysis of the Company’s previously issued unaudited quarterly consolidated financial statements concluded the following errors with disclosures:

●	The Disposal of subsidiaries note (Note 8 of the financial statements for the quarters ended June 30, 2023 and December 31, 2023) incorrectly listed “Noncontrolling interest” within Net Assets disposed and incorrectly listed $2,461,000 as “Initial Investment in PGBEP”. Refer to Note 9 above for the corrected disclosure.

In addition, the Company concluded that the disposal of the REP Project would trigger an Income Tax Expense in the United States under Subpart F as the initial gain is likely to be exempt from UK taxes under the Substantial Shareholding Exemption (“SSE”). Therefore, as at June 30, 2023, an Income Tax Payable of $334,000 is recognized along with a corresponding Income Tax Expenses for the quarter ended June 30, 2023.

The classification of the disposal of REP and PGEBEP1

Further analysis of the Company’s disposal of REP concluded that the gain on disposal should be accounted for in line with ASC 610-20 and ASC 360-10-45-5 which results in the gain being presented within the “Operating income (loss)” subtotal within the Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) and not be presented within “Other income (expenses)”.

Project under development and deferred tax liabilities relating to the acquisition of Italian Project Companies

On September 27, 2023, the Company through its indirectly wholly owned subsidiary, Pacific Green Energy Parks (Italia) S.r.l. purchased 51% of the capital in Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”) from Sphera Energy S.r.l. (“Sphera”). Sphera established the Italy Project Companies for the development of five BESS projects in Italy. The Company paid Sphera €1,000,000 ($1,060,000) on the closing date for a 51% interest in the Italy Project Companies.

Similar to the acquisitions of REP and Sheaf as noted above, further analysis of the Company’s acquisition concluded that the Company had not considered the deferred tax balances relating to the acquisition in accordance with ASC 740-10-25-51. As part of our analysis, we have identified an increase to Project under development, within long-life assets, and a corresponding increase to Deferred tax liabilities of $642,000 (€611,000) at the time of the acquisition, as at September 30, 2023.

The classification of Sheaf Energy Limited’s (“Sheaf”) as at September 30, 2023

During the three months ended September 30, 2023, the Company reallocated $13,640,000 of assets and $14,469,000 of liabilities, primarily related to the Sheaf project, from assets held for sale due to the change in business strategy from investing in BESS projects to develop, own and operate, to the strategy of developing and selling the projects. This includes the reclassification of $12,607,000 of assets to projects under development within current assets, which included both the Sheaf project and the Company’s other BESS projects.

Further analysis performed by the Company concluded that the disposal of the Sheaf project does not fall within the scope of ASC 606 to be a revenue item. Additionally, the Company concluded that other than the Sheaf project, the Company’s project under development assets did not meet the requirements to be classified as a current asset as the Company did not intend to sell these projects within twelve months. Rather, these assets should be classified as long-life assets. As a result, as at September 30, 2023, projects under development within current assets decreased by $3,695,000 and projects under development within total assets increased by $3,695,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

The classification of the sale of Pacific Green Battery Energy Parks 2 Limited (“PGBEP2”) and Sheaf during the three months ended December 31, 2023

On December 22, 2023, the Company disposed of all of its shares in PGBEP2, the parent company of Sheaf. Refer to Note 9(b) for further background information. For the three months ended December 31, 2023, the Company recorded this sale within Revenue – Products and Cost of Goods Sold – Products under its interpretation of ASC 606-10-15. For the three months ended December 31, 2023, $75,704,000 was recorded within Revenue – Products and $59,250,000 was recorded within Cost of Goods Sold – Products.

As noted above, the disposal of the Sheaf project does not fall within the scope of ASC 606 as revenue. Further analysis performed by the Company concluded that this transaction should be recorded under ASC 610-20 and ASC 360-10-45-5 as a gain on derecognition of BESS project subsidiaries within Operating Income (Loss). As result, for the three months ended December 31, 2023, Revenue – Products decreased by $75,704,000 and Cost of Goods Sold – Products decreased by $59,250,000 and Gain on derecognition of BESS project subsidiaries, within Operating income (loss), increased by $16,454,000.

Sheaf Energy Limited’s (“Sheaf”) interest rate swap, foreign exchange forward contracts and debt issuance costs relating to its loan facility with National Westminster Bank plc (“NatWest”)

On November 02, 2023, the Company reached financial close on a £120,000,000 (US$146,000,000) senior debt facility provided to Sheaf by NatWest and UK Infrastructure Bank Limited (“UKIB”), contributing £60,000,000 ($73,000,000) each. The facility will be used to fund the development and construction of Sheaf Energy Park, following which repayment will occur on a 10-year amortization profile upon the start of commercial operations. Drawdowns on the loan prior to sale of Sheaf on December 22, 2023, amounted to approximately £1,686,000. Interest is charged at the Bank of England base rate plus a margin of 3.0%. The loan balance was sold to Sosteneo on December 22, 2023 as part of the sale of Sheaf, as outlined in Note 9. Sheaf incurred $3,172,000 (£2,510,000) of initial margin costs from NatWest as part of entering into the debt facility. In addition to the debt facility, Sheaf entered into the following derivative contracts:

●	An Interest Rate Swap with a £90,015,000 notional value maturing in August 2035 with NatWest to swap the floating rate of interest as noted above to a fixed rate of 4.322%.

●	Six foreign exchange forward contracts to purchase $71,441,000 for £58,784,000 with six different maturity dates between September 2024 and August 2025.

Further analysis of the Sheaf’s debt raising concluded that:

●	Similar to REP as noted above, the derivative contracts had not been recorded at fair value on the Balance Sheet when Sheaf was sold. In total, the fair value of the derivative contracts were:

o	GBPUSD foreign exchange forwards – derivative liability of $3,316,000 (£2,602,000) representing the out of the money position.

o	Interest rate swap – derivative liability of $5,055,000 (£3,967,000), including a negative adjustment of $2,608,000 (£2,047,000) for a debit valuation adjustment, representing the out of the money position

●	The above derivative liability positions gave rise to a deferred tax asset at the UK corporate tax rate of 25%, being $2,093,000 (£1,642,000), which was disposed of when Sheaf was disposed of.

●	In total, in relation to the derivative contracts, for quarter ended December 31, 2023, Gain on derecognition of a subsidiary increased by $6,278,000, Income Tax Expense reduced by $2,093,000 and Change in fair value of derivatives increased by $8,371,000.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

Various balances relating to the sale of Sheaf Energy Limited and Pacific Green Battery Energy Parks 2 Limited

Further analysis of the Company’s disposal of Sheaf concluded that the Company had not considered:

●	Similar to the sale of REP, the classification of $777,000 (£610,000) of legal fees and broker commission as costs to sell Sheaf in accordance with ASC 360-10-35-38. Therefore, for the quarter ended December 31, 2023, Gain on derecognition of a subsidiary decreased by $777,000, with a corresponding decrease within Management and technical consulting.

●	Similar to the disposal of REP, the recycle of Currency Translation Adjustment relating to Sheaf and PGBEP2 from equity in accordance with ASC 830-30-40-1. Therefore, for the quarter ended December 31, 2023, Gain on derecognition of a subsidiary increased by $85,000 and as at December 31, 2023, Accumulated Other Comprehensive Income within Equity reduced by $85,000.

●	On December 15, 2022, the Company signed a loan agreement with Sheaf Storage Limited, an independent third party, for a total of $9,262,000 (£7,500,000) for the acquisition of Sheaf Energy Ltd. The interest expense of this loan composed of the fixed repayment fee (25%) and the profit share (18%) on the net equity proceeds from the sale of Sheaf Energy Limited and Pacific Green Battery Energy Parks 2 Limited. During the quarter ended December 31, 2023, the Company incorrectly recognized this profit share expense of £2,085,000 ($2,613,000) within Cost of Goods Sold – Products rather than Interest Expense. This has been updated within the Consolidated Statements of Operations and Comprehensive Income.

●	Similar to REP as noted above, the debt issuance costs of $3,172,000 were incorrectly capitalized as part of Project under development. These costs should have been capitalized as part of the Loan Payable under ASC 835-30-45-1A. As Sheaf was sold during the quarter ended December 31, 2023 and only $2,148,000 (£1,685,000) of debt had been drawn from the senior debt facility prior to the disposal of Sheaf, the impact is limited to the disclosure note relating to the Sheaf sale. This has been updated within Note 9.

Bonus Accrual as at December 31, 2023

During the quarter ended December 31, 2023, the Company employed a new executive within its management team. Further analysis of the executive’s employment contract concluded that the Company had not recorded a sign-on bonus accrual of $250,000 (£200,000) as at December 31, 2023. Therefore, for the quarter ended December 31, 2023, Salaries and wages expenses increased by $250,000 and Accounts payable and accrued liabilities increased by $250,000 as at December 31, 2023.

Classification of Projects under Development as at December 31, 2023

Similar to the classification of Sheaf at September 30, 2023, the Company has now concluded that the Company’s project under development assets, primarily relating to its BESS projects in Australia and Italy, did not meet the requirements to be classified as a current asset under ASC 330. Rather, these assets should be classified as long-life assets. As a result, as at December 31, 2023, projects under development within current assets decreased by $5,111,000 and projects under development within total assets increased by $5,111,000.

Various Other Reclassification Differences

Further analysis of the Company’s Statements of Operations and Comprehensive Income for the quarter ended December 31, 2023 noted:

●	$87,000 of operating lease costs were incorrectly classified within Office and miscellaneous expense when they should have been recorded within Operating Lease expense.

●	$135,000 of consulting costs had been incorrectly classified within Travel and accommodation expense when they should have been recorded Managing and technical consulting expense.

●	A further $489,000 of consulting costs had been incorrectly classified within Salaries and wages expense when they should have been recorded Managing and technical consulting expense.

●	A clerical error has been identified within the Company’s income taxes payable calculation in the United States relating to the gain from the sale of REP and Sheaf. The Company has concluded that this has resulted to a reduction of income taxes payable as at December 31, 2023 and a reduction of income tax expense of $178,000 in the quarter ended December 31, 2023.

Further analysis of the Company’s Condensed Consolidated Interim Statements of Cash Flows for the quarter ended December 31, 2023 noted:

●	Within the quarter ended December 31, 2023, £810,000 ($1,028,000) cash proceeds were received relating to performance milestone payments upon successful completion and operations of the REP Project. Within the Condensed Consolidated Interim Statements of Cash Flows for the nine months ended December 31, 2023, the Proceeds from disposal of subsidiaries (Net Proceeds) did not increase by $1,028,000 as compared to the equivalent figure for the three months ended June 30, 2023 of $13,979,000. This has now been adjusted within the Consolidated Statements of Cash Flows for the year ended March 31, 2024.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

The tables below show the effects of restatements in the Company’s previously issued unaudited quarterly financial statements. The adjustments for the periods presented relate to the same matters above. Specifically, for each period:

(a)	Restatements impacting the unaudited quarterly financial statements for the quarter ended June 30, 2023

	June 30, 2023
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets	$000	$000	$000

Current liabilities
Income taxes payable	–	334	334
Total current liabilities	15,793	334	16,127
Total liabilities	15,890	334	16,224

Stockholders’ equity
Accumulated other comprehensive income	3,100	165	3,265
Deficit	(93,663)	(245)	(93,908)
Total stockholders’ equity	4,005	(80)	3,925

Noncontrolling interest	(149)	(254)	(403)

Total equity	3,856	(334)	3,522

	Three months ended June 30, 2023
Condensed Consolidated Interim Statements of Operations and Comprehensive	As Previously Reported	Adjustments	As Restated
Income (Loss)	$000	$000	$000

Gain on de-recognition of BESS project subsidiaries	–	11,252	11,252

Management and technical consulting	5,231	(906)	4,325
Total expenses	7,819	(906)	6,913

Operating income (loss)	(7,848)	12,158	4,310

Gain on derecognition of a subsidiary	12,119	(12,119)	–
Change in fair value of derivatives	–	67	67
Total other (expenses) income	10,811	(12,052)	(1,241)

Income tax benefit (expense)	–	(351)	(351)

Net income (loss) for the period before noncontrolling interest	2,963	(245)	2,718
Net income (loss) for the period	3,288	(245)	3,043

Comprehensive income (loss) for the period	3,444	(245)	3,199

There are no material changes to the condensed consolidated statement of changes in equity or the condensed consolidated statement of cash flows.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

(b)	Restatements impacting the unaudited quarterly financial statements for the quarter ended September 30, 2023

	September 30, 2023
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets	$000	$000	$000

ASSETS
Project under development (current assets)	16,303	(518)	15,785
Total current assets	27,426	(518)	26,908

Project under development	–	4,337	4,337
Total assets	37,005	3,819	40,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	–	334	334
Total current liabilities	33,060	334	33,394

Deferred tax liabilities	–	3,819	3,819
Total liabilities	33,092	4,153	37,245

Stockholders’ Equity
Accumulated other comprehensive income	3,526	165	3,691
Deficit	(96,399)	(245)	(96,644)
Total Stockholders’ equity	3,085	(80)	3,005

Noncontrolling interest	828	(254)	574

Total equity	3,913	(334)	3,579

Total liabilities and stockholders’ equity	37,005	3,819	40,824

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

(b)	Restatements impacting the unaudited quarterly financial statements for the quarter ended September 30, 2023 (continued)

	Three months ended September 30, 2023
Condensed Consolidated Interim Statements of Operations and Comprehensive	As Previously Reported	Adjustments	As Restated
Income (Loss)	$000	$000	$000

Gain on de-recognition of BESS project subsidiaries	–	5,504	5,504

Operating income (loss)	(7,561)	5,504	(2,057)

Gain on derecognition of a subsidiary	5,504	(5,504)	–
Total other (expense) income	4,791	(5,504)	(713)

	Six months ended September 30, 2023
Condensed Consolidated Interim Statements of Operations and Comprehensive	As Previously Reported	Adjustments	As Restated
Income (Loss)	$000	$000	$000

Gain on de-recognition of BESS project subsidiaries	–	16,756	16,756

Management and technical consulting	9,284	(906)	8,378
Total expenses	14,945	(906)	14,039

Operating income (loss)	(15,409)	17,662	2,253

Gain on derecognition of a subsidiary	17,623	(17,623)	–
Change in fair value of derivatives	–	67	67
Total other income (expenses)	15,603	(17,556)	(1,953)

Income tax benefit (expense)	–	(351)	(351)

Net (loss) income for the period before noncontrolling interest	193	(245)	(52)
Net income (loss) for the period	552	(245)	307

Comprehensive income (loss) for the period	1,134	(245)	889

Net income per share, basic and diluted ($)	0.00	0.01	0.01

There are no material changes to the condensed consolidated statement of changes in equity or the condensed consolidated statement of cash flows.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

(c)	Restatements impacting the unaudited quarterly financial statements for the quarter ended December 31, 2023

The tables below show the effects of these restatements to the Company’s previously issued unaudited quarterly financial statements for the quarter ended December 31, 2023.

	December 31, 2023
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets	$000	$000	$000

ASSETS
Project under development (current assets)	5,111	(5,111)	–
Total current assets	25,805	(5,111)	20,694

Project under development	–	5,753	5,753
Total assets	36,479	642	37,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	7,296	250	7,546
Income taxes payable	1,167	(178)	989
Total current liabilities	18,537	72	18,609

Deferred tax liabilities	–	642	642
Total liabilities	19,175	714	19,889

Stockholders’ Equity
Accumulated other comprehensive income	3,917	80	3,997
Deficit	(85,479)	102	(85,377)
Total stockholders’ equity	16,511	182	16,693

Noncontrolling interest	793	(254)	539

Total equity	17,304	(72)	17,232

Total liabilities and stockholders’ equity	36,479	642	37,121

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

(c)	Restatements impacting the unaudited quarterly financial statements for the quarter ended December 31, 2023 (continued)

	Three months ended December 31, 2023
Condensed Consolidated Interim Statements of Operations and Comprehensive	As Previously Reported	Adjustments	As Restated
Income (Loss)	$000	$000	$000

Products sales	84,057	(75,704)	8,353
Total revenue	85,962	(75,704)	10,258

Product cost of goods sold	59,670	(59,250)	420
Total cost of goods sold	61,221	(59,250)	1,971

Gross profit	24,741	(16,454)	8,287

Gain on derecognition of BESS project subsidiaries	–	25,397	25,397

Management and technical consulting	8,620	(355)	8,265
Office and miscellaneous	702	(87)	615
Operating lease expense	729	87	816
Salaries and wages	620	(238)	382
Travel and accommodation	343	(135)	208
Total expenses	12,322	(728)	11,594

Operating income (loss)	12,419	9,671	22,090

Other income (expense)
Gain on derecognition of a subsidiary	945	(945)	–
Change in fair value of derivatives	–	(8,372)	(8,372)
Interest expense and other	(1,309)	(2,613)	(3,922)
Total other (expenses) income	(366)	(11,930)	(12,296)

Income tax benefit (expense)	(1,166)	2,604	1,438

Net (loss) income for the period before noncontrolling interest	10,887	345	11,232
Net income (loss) for the period	10,921	345	11,266

Comprehensive income (loss) for the period	11,313	345	11,658

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

(c)	Restatements impacting the unaudited quarterly financial statements for the quarter ended December 31, 2023 (continued)

	Nine months ended December 31, 2023
Condensed Consolidated Interim Statements of Operations and Comprehensive	As Previously Reported	Adjustments	As Restated
Income (Loss)	$000	$000	$000

Products sales	84,057	(75,704)	8,353
Total revenue	88,315	(75,704)	12,611

Product cost of goods sold	60,114	(59,250)	864
Total cost of goods sold	64,039	(59,250)	4,789

Gross profit (loss)	24,276	(16,454)	7,822

Gain on derecognition of BESS project subsidiaries	–	42,153	42,153

Management and technical consulting	17,904	(1,261)	16,643
Office and miscellaneous	1,656	(87)	1,569
Operating lease expense	946	87	1,033
Salaries and wages	3,063	(238)	2,825
Travel and accommodation	580	(135)	445
Total expenses	27,268	(1,634)	25,634

Operating income (loss)	(2,992)	27,333	24,341

Other income (expense)
Gain on derecognition of a subsidiary	18,568	(18,568)	–
Change in fair value of derivatives	–	(8,305)	(8,305)
Interest expense and other	(3,331)	(2,613)	(5,944)
Total other income (expenses)	15,236	(29,486)	(14,250)

Income tax benefit (expense)	(1,166)	2,255	1,089

Net (loss) income for the period before noncontrolling interest	11,078	102	11,180
Net income (loss) for the period	11,472	102	11,574

Comprehensive income (loss) for the period	12,446	102	12,548

Net income per share, basic and diluted ($)	0.22	0.01	0.23

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Consolidated Financial Statements

Years Ended March 31, 2024 and 2023

(Expressed in U.S. Dollars)

24.	Restatements – Quarters Ended June 30, 2023, September 30, 2023 and December 31, 2023 (unaudited) (continued)

(c)	Restatements impacting the unaudited quarterly financial statements for the quarter ended December 31, 2023 (continued)

	Nine months ended December 31, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Interim Statement of Cash Flows	$000	$000	$000

Operating Activities
Net profit (loss) for the period	11,472	102	11,574
Net deferred income tax asset/liabilities	–	(2,093)	(2,093)
Change in fair value of derivatives	–	8,305	8,305
Other adjustments relating to disposal of subsidiary	(535)	(317)	(852)
Net P&L gain on disposal of REP & BEP1	(18,717)	1,217	(17,500)
Net P&L gain on disposal of Sheaf & BEP2	–	(24,653)	(24,653)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,218	250	8,468
Income taxes payable	1,166	(177)	989
Net cash (used in) operating activities	(428)	(17,366)	(17,794)

Investing Activities:
Net proceeds from sale of BEP2 & Sheaf (Net of cash disposed of $9,418,000)	–	5,370	5,370
Net cash provided by (used in) investing activities	(35,065)	5,370	(29,695)

Financing Activities
Long term obligations – disposal of debt through sale of assets	45,340	11,996	57,336
Net cash (used in) provided by financing activities	46,273	11,996	58,269

There is no impact to the closing cash position.

There are no material changes to the condensed consolidated statement of changes in equity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2024.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2024 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, the Company has not maintained effective internal control over financial reporting.

The Company has identified the following errors:

a)	The acquisition, financing and disposal of the Sheaf project, including various debt financing and derivative contracts was not appropriately accounted for in the quarter ended December 31, 2023

b)	The presentation of certain expenses were incorrect, resulting in errors in the quarter ended June 30, 2023, September 30, 2023 and December 31, 2023; and

c)	The gains on BESS project sales were not properly classified, resulting in errors in operating income in the quarter ended June 30, 2023, September 30, 2023 and December 31, 2023.

As a result of these errors, management identified two material weaknesses in the Company’s internal control over financial reporting:

●	A lack of US GAAP resource in the accounting for complex transactions; and

●	A lack of monitoring controls over the review of quarterly and annual financial statements.

These material weaknesses in the Company’s internal control over financial reporting resulted in material errors not being detected timely within the Company’s unaudited consolidated financial statements for the fiscal quarter ended June 30, 2023, September 30, 2023 and December 31, 2023. The impact of restatement on the financial statements for each of these quarters are included in this 10-K for the fiscal year ended March 31, 2024, within note 24 to the financial statements.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Activities

The Company has taken steps to remediate the material weaknesses by providing additional training around the accounting of non-routine transactions, in particular around derivative accounting, acquisition accounting, disposal accounting and tax accounting, to the Chief Financial Officer and the finance team. The Company has also enhanced its review control to ensure the reporting of BESS projects satisfies US GAAP rules and guidance. Additionally, the Company has replaced previous team members with more experienced personnel, and increased the size of the team.

As of the date of this report, the Company has a finance team comprising four full time employees in the United Kingdom and Australia, of which one is a chartered accountant being the Chief Financial Officer, as well as six contractor personnel in the United Kingdom, Australia and Philippines, of which five are chartered accountants.

The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the two material weaknesses described above.

Item 9B. Other Information

Not applicable.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alex Shead	Non-Executive Director	63	October 16, 2023
Peter Rossbach	Non-Executive Director	66	February 4, 2021
Neil Carmichael	Non-Executive Director	71	December 18, 2012
Scott Poulter	Chief Executive Officer, Chairman and Executive Director	57	May 8, 2017
James Tindal-Robertson	Chief Financial Officer	49	September 20, 2023
Richard Fraser-Smith	Chief Financial Officer	61	January 20, 2020 (*)

(*)	Retired on September 20, 2023

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Poulter – Chief Executive Officer, Chairman and Executive Director

Scott Poulter was appointed as executive director of Pacific Green Technologies Inc. on May 8, 2017. On August 23, 2019, Mr. Poulter was appointed Chief Executive Officer and Chairman of our Company. Mr. Poulter was a former professional windsurfer in the United Kingdom, and subsequently became a sports marketing entrepreneur with various sport marketing businesses worldwide which controlled various commercial or licensing rights in Formula One auto racing from 1996 to 2003.

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

Neil Carmichael – Non-Executive Director

Dr. Neil Carmichael was appointed as a director of our company on December 18, 2012 and as our president, treasurer and secretary on August 31, 2013. On August 23, 2019, Dr. Carmichael resigned, and the Company entered into a non-executive directorship agreement with Neil Carmichael. Dr. Carmichael holds a Mathematics BSc from University of Edinburgh in the United Kingdom and a Mathematics PhD from University of Warwick in the United Kingdom. Dr. Carmichael has over 25 years’ energy sector management experience including international business development, strategy formulation and implementation and procurement accountabilities. From 1980-85 Dr. Carmichael worked in scientific and engineering consultancy, initially with Scicon (part of BP group) on non-linear optimization, then with Intercomp on mathematics for petroleum engineering and reservoir simulators. In 1985 he joined Shell in its reservoir engineering research unit. This was followed by positions in petroleum engineering, field development; followed by management roles in business development, personnel, information technology and procurement. This required working in a range of countries, from Peru to Bangladesh. In 2006 to 2010 he was Chief Executive Officer of Shell Business Development Central Asia, based in Astana, Kazakhstan and responsible for Shell’s new business activities in Kazakhstan, Turkmenistan and Azerbaijan. Dr. Carmichael was also the Shell representative in Turkmenistan and Azerbaijan. Since 2010 he has been working on two upstream, exploration focused, start-ups, one in Ukraine and the other in Pakistan. Dr. Carmichael has most recently held the position of general manager and country representative in Central Asia with Shell Exploration and Production. Dr. Carmichael has a wide range of technical, country and management experiences; mostly focused on oil and gas, much of it applicable in other domains.

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

Alex Shead – Non-Executive Director

Alex Shead was Chairman of Lockton Pacific (2012 - 2023), a subsidiary of Lockton Companies Inc., the world’s largest privately held, independent insurance brokerage firm, ranked 8th largest globally. Mr. Shead was also the Responsible Manager with the Australian Securities and Investments Commission (ASIC).

In 2008, Mr. Shead conceived the award-winning Non-governmental Organization (NGO), Food Ladder, and remains Chairman, today. Food Ladder was one of the first NGOs globally to use environmentally sustainable technologies to create food and economic security for communities affected by poverty. Mr. Shead was also the founder of Fair Repairs, a social enterprise that delivers training and job opportunities for people suffering from long-term unemployment and disadvantage.

Mr. Shead is a British, Australian, and Swiss national, educated at Harrow School in England and La Sorbonne University in Paris, France. In 1993, Mr. Shead co-founded Stuart Alexander, leading the company to become one of the UK’s largest insurance and risk management advisory businesses, ultimately selling to AXA, UK.

In 2004, Mr. Shead relocated to Australia where he was a shareholder and Director of Milne Alexander, a boutique insurance broking and advisory firm. From 2008 to 2014, he was the Executive Chairman of the Mecon Winsure Insurance Group, one of Australia’s leading insurance underwriting agencies, acting as a Coverholder for Lloyd’s of London and local Australian insurers. Mecon Winsure Insurance Group was sold to the ASX-listed Steadfast Group Ltd in 2014.

Mr. Shead track record of creating shareholder value through Merger and acquisition activity has spanned over three decades. He has a wide range of entrepreneurial experience and an in-depth knowledge of large-scale enterprise acquisition and operational integrations, having successfully led over 40 business transactions.

James Tindal-Robertson—Chief Financial Officer

James Tindal-Robertson, is a Chartered Accountant, qualifying with KPMG in audit 2002, following a degree in physics at Imperial College, London, United Kingdom. He was previously Group Finance Director at sustainable energy solutions provider, VivoPower International (NASDAQ: VVPR), including responsibility for S.E.C reporting and raising capital on NASDAQ. Prior to VivoPower, he held senior finance positions in a number of oil gas sector companies including Chicago Bridge & Iron Corporation, a former NYSE listed procurement and construction (EPC) company.

Mr Tindal-Robertson has experience of leading transformation and financial management in international corporates, including oversight of large-scale capital projects, managing varied debt and equity financing arrangements, building finance teams and processes in rapidly evolving businesses, and ensuring accounting rigor in complex operations.

Richard Fraser-Smith—Chief Financial Officer (retired September 20, 2023)

Richard Fraser-Smith, Chartered Accountant, is a finance professional. He was previously Chief Financial Officer of Global Marine Systems Limited (“Global Marine”), a provider of engineering solutions and sub-sea fiber optic and power cable installation, maintenance and related services to the worldwide telecoms, offshore wind and oil and gas markets.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Item 11. Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)	our principal executive officer (“PEO”);

(b)	our principal financial officer (“PFO”);

(c)	each of our most highly compensated executive officers who were serving as executive officers, other our PEO and PFO, at the end of the period April 1, 2023 to March 31, 2024; and

(d)	individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as an executive officer at the end of the period to March 31, 2024, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

Notwithstanding requirements under Regulation S-K to disclose the executive compensation of three named individuals, only two individuals have been identified who meet the definition of executive officer of the Company, accordingly the disclosures presented only show executive compensation of those two individuals.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation (5) (6) ($)	Total ($)

Neil Carmichael	2024	56,000	nil		nil	nil	nil	56,000
	2023	56,000	nil		nil	nil	nil	56,000

Scott Poulter(1)	2024	804,950	8,116,797	(2)	4,910,000	nil	57,006	13,888,753
	2023	674,000	197,057	(2)	nil	nil	nil	871,057

Peter Rossbach(3)	2024	61,000	nil		25,758	nil	nil	86,758
	2023	61,000	nil		nil	17,154	nil	78,154

Alex Shead(4)	2024	56,000	20,000		nil	nil	9,869	85,869
	2023	25,468	nil		nil	nil	nil	25,468

James Tindal-Robertson(7)	2024	147,146	25,143		nil	nil	13,385	185,974
	2023	nil	nil		nil	nil	nil	nil

Richard Fraser-Smith (7)	2024	130,954	251,432		75,000	9,269	9,344	475,998
	2023	321,836	100,725		nil	16,624	nil	439,186

(1)	Compensation paid to Scott Poulter has been paid to Fresh Air Holdings Pte Limited (“FAH”), a company incorporated in Singapore and Fresh Air Investments FZCo (“FAI”), a company incorporated in the United Arab Emirates. Stock awards have been made or to be paid to Fresh Air Investments Canada Limited (“FAIC”). FAH and FAIC are owned by Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries. Scott Poulter has sole dispositive control over FAI.
(2)	Includes commission relating to the Marine sales of $46,277 (2023 - $139,848)
(3)	Compensation paid to Peter Rossbach has been paid to Distributed Generation LLC, a company controlled by Peter Rossbach
(4)	Compensation paid to Alex Shead has been paid to Alexander Group Pty Limited, a company incorporated in Australia and controlled by Alex Shead. The bonus of $20,000 paid in 2024 relates to the Company’s sale of Sheaf and $9,869 in Other Compensation relates to Alex Shead’s directorship of Pacific Green Technologies Australia Pty Ltd, a wholly owned subsidiary of the Company.
(5)	Other Compensation of $57,006 for Scott Poulter relates to accommodation allowance pursuant to a consulting agreement dated December 1, 2018
(6)	James Tindal-Robertson is an employee of the Company, other compensation paid in 2024 pension contributions made by the Company. Other compensation paid to Richard Fraser-Smith, who was previously also an employee of the Company, in 2024 related to life insurance premiums paid in lieu of pension contributions.
(7)	James Tindal-Robertson commenced employment and was appointed the Company’s Chief Financial Officer on September 20, 2023 when Richard Fraser-Smith retired as the Company’s Chief Financial Officer.

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

On January 15, 2022, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to January 15, 2022. The options are exercisable on January 15, 2023 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier. The options expired in August 2024.

On March 15, 2022, the Company granted 100,000 stock options to Peter Rossbach at the exercise price of $1.20. 60,000 options are exercisable on March 15, 2022 for a period of 3 years. 40,000 options are exercisable on August 1, 2022 for a period of 3 years.

On February 20, 2023, the Company granted 25,000 stock options to Richard Fraser-Smith. These options are exercisable at a 25% discount to the average of the 30 trading days immediately prior to February 20, 2023. The options are exercisable on February 20, 2024 for a period of 3 years or 12 months following the termination of officer’s employment contract dated January 15, 2020, whichever is earlier. The options expired in August 2024.

On July 30, 2023, the Company granted 100,000 stock options to Peter Rossbach at the exercise price of $0.60. 20,000 options are exercisable on July 30, 2023 for a period of 3 years. 40,000 options are exercisable on January 30, 2024 for a period of 3 years. 40,000 options are exercisable on July 30, 2024 for a period of 3 years.

Outstanding Equity Awards at Fiscal Year End

None

Option Exercises

None

Compensation of Directors

Fresh Air Holdings Pte, Ltd (“FAH”), a company incorporated in Singapore, is a wholly owned subsidiary of the Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries. FAH provides consulting services pursuant to a consulting agreement dated December 1, 2018. The sole director of FAH is Scott Poulter, a director of the Company effective May 8, 2017. On January 1, 2024, the agreement was assigned to Fresh Air Investments FZCo (“FAI”), a company incorporated in the United Arab Emirates, which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of shares held by FAI with family members.

On August 23, 2019, The Company entered into an agreement with Neil Carmichael to provide non-executive director service for compensation of $3,000 per month. The Company will also compensate Neil Carmichael for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

On February 4, 2021, The Company entered into an agreement with Peter Rossbach to provide non-executive director service for compensation of $3,000 per month. The Company will also compensate Peter Rossbach for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

On October 16, 2022, we entered into an agreement with Alex Shead to provide director services to the Company for compensation of $3,000 per month. The Company will also compensate Alex Shead for $5,000 per annum per committee he sits on, and $10,000 per committee when he acts as Chairman.

On June 9, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,750,000 shares in the Company, $1,957,340 (£1,550,000) in cash and a 10% increase in salary backdated to April 1, 2023. Scott Poulter’s salary is paid in the form of consulting fees pursuant to a consulting agreement dated December 1, 2018 and listed above. The shares are issuable and cash payable immediately. The cash bonus was paid on June 15, 2023. The shares were issued on June 23, 2023.

On July 3, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer, which comprises 2,250,000 shares in the Company which are issuable immediately and $2,567,200 (£2,000,000) in cash, of which $1,797,040 (£1,400,000) is payable immediately and $770,160 (£600,000) payable pro rata with the remaining consideration of the Richborough disposal. The shares were issued on August 18, 2023.

On October 16, 2023, the board of directors approved a performance-related bonus for Scott Poulter, Chief Executive Officer in relation to the commitment to dispose of the Sheaf project, which comprises 4,500,000 shares in the Company which are issuable immediately upon the commitment being made, and $3,664,000 (£3,000,000) in cash, of which $3,053,000 (£2,500,000) is payable immediately upon the commitment being made, and $611,000 (£500,000) is payable in monthly instalments over 24 months. The shares were issued on April 18, 2024.

On December 1, 2023, the board of directors approved the increase of Scott Poulter’s compensation from $65,400 per month to $70,400 per month, an increase of $5,000 per month. Scott Poulter’s salary is paid in the form of consulting fees pursuant to a consulting agreement dated December 1, 2018 and listed above.

On July 1, 2024, the board of directors approved the increase of Scott Poulter’s compensation from $70,400 per month to $77,440 per month, an increase of 10%. Scott Poulter’s salary is paid in the form of consulting fees pursuant to a consulting agreement dated December 1, 2018 and listed above.

On December 1, 2024, the board of directors approved the increase of Scott Poulter’s compensation from $77,440 per month to $82,440 per month, an increase of $5,000 per month. Scott Poulter’s salary is paid in the form of consulting fees pursuant to a consulting agreement dated December 1, 2018 and listed above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 18, 2025, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 18, 2025, there were 57,045,724 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Scott Poulter (2) Suite #10212, 8 The Green, Dover, DE 19901, USA	19,297,618 Common Shares(2)	33.8%
Alexander Shead (4) Suite #10212, 8 The Green, Dover, DE 19901, USA	4,457,480 Common Shares(3)	7.8%
Directors and Executive Officers as a Group	23,755,098 Common Shares	41.6%
Fresh Air Investments FZCo (2) #804 – 07 Al Serkal Building 2, Port Saeed, Dubai, United Arab Emirates	19,297,618 Common Shares	33.8%
Twynam Investments Pty Ltd. 226 Liverpool Street, Darlinghurst, NSW, 2010, Australia	3,884,000 Common Shares	6.8%
Alexander Group & Company Pty Ltd (3) 10 Bundaroo Street, Bowral, NSW 2576, Australia	2,633,991 Common Shares	4.6%
Over 5% Shareholders	25,815,609 Common Shares	45.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 18, 2025. As of June 18, 2025, there were 57,045,724 shares of our company’s common stock issued and outstanding.

(2)

Includes 19,297,618 common shares held by Scott Poulter in Fresh Air Investments FZCo. As of March 31, 2023, Scott Poulter held 1,471,923 shares via Climate Technica Investments Limited, which he controller and he also shared beneficial interest in 9,312,237 shares indirectly held by the Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries. Scott Poulter did not exercise direct voting or dispositive control over the shares held by the Hookipa Trust. Of these shares, 9,312,237 were held by Fresh Air Investments Canada Ltd which the Hookipa Trust was the sole shareholder of. On May 3, 2024 Fresh Air Investments Canada Ltd sold 12,557,304 of its shares to Fresh Air Investments FZCo, a company which Scott Poulter has sole dispositive control over. Since May 3, 2024, all remaining shares previously beneficially held by the Hookipa Trust have been transferred to Fresh Air Investments FZCo. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of shares held by Fresh Air Investments FZCo with family members.

(3)	Includes 2,633,991 common shares held by Alexander Group & Company Pty Ltd. Alex Shead has voting and dispositive control over securities held by Alexander Group & Company Pty Ltd. Also includes 1,386,814 common shares held by Kensington Trust Singapore Ltd ATF Intrawest Retirement Fund. Securitie’s held by Kensington Trust Singapore Ltd ATF Intrawest Retirement Fund are held for the financial benefit of Mr. Shead. Mr. Shead does not exercise direct voting or dispositive control over these securities. Also includes 386,675 common shares held by Shead Group Pty Ltd, an entity Alex Shead has voting and dispositive control over and 50,000 common shares held by Alex Shead directly.

(4)	Alex Shead ceased being an executive director of the Company on October 16, 2020 and was appointed as independent non-executive director of the Company on October 16, 2023.

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

During the years ended March 31, 2024 and 2023, respectively, we incurred $14,272,027 and $1,047,525 in fees paid to the officers, directors and companies controlled by them. The fees consist of consulting fees, benefits, commission, interest, bonus and stock awards.

	Year Ended
	March 31,		March 31,
	2024		2023
	$		$
Fresh Air Holdings Pte Ltd (1)	13,047,181		871,057
Fresh Air Investments FZCo (2)	841,572		–
Fresh Air Holdings Ltd (3)	135,559		–
Alexander Group & Company Pty Ltd, controlled by Alex Shead	104,957	(4)	25,468
Eric Prouty (resigned November 14, 2022)	–		34,000
Distributed Generation LLC, controlled by Peter Rossbach	86,758		61,000
Neil Carmichael	56,000		56,000
Total	14,272,027		1,047,525

(1)

Fresh Air Holdings Pte, Ltd (“FAH”), a company incorporated in Singapore and is a wholly owned subsidiary of the Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries. Scott Poulter did not exercise direct voting or dispositive control over the Hookipa Trust. FAH provided consulting services pursuant to a consulting agreement dated December 1, 2018 up until December 31, 2023. The sole director of FAH is Scott Poulter, a director of the Company effective May 8, 2017.

(2)

Fresh Air Investments FZCo (“FAI”), a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. The consulting agreement previously assigned to FAH, as listed in the footnote above, was assigned to FAI effective January 1, 2024. The sole director of FAH is Scott Poulter, a director of the Company effective May 8, 2017. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of Fresh Air Investments FZCo with family members.

(3)

Fresh Air Holdings Ltd (“FAHL”), a company incorporated in Canada, is wholly owned subsidiary of the Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries. From December 1, 2023, FAHL provided consulting services to the Company, these services were performed by individual who is not Scott Poulter and is not an immediate family member of Scott Poulter. The sole director of FAHL is Scott Poulter, a director of the Company effective May 8, 2017.

(4)	Includes consulting fees paid to an immediate member of family of Alex Shead.

As at March 31, 2024 and March 31, 2023, we had amounts due to (from) related parties as follows:

	March 31, 2024		March 31, 2023
	Due from related parties	Due to related parties	Due from related parties	Due to related parties
Due to (from) related parties	$	$	$	$

Fresh Air Holdings Pte Ltd (1)	–	618,285	–	17,415
Fresh Air Investments FZCo (2)	–	308,840	–	–
Fresh Air Holdings Ltd (3)	–	–	–	–
Scott Poulter (5)	(51,361)	18,468	–	–
Alexander Group & Company Pty Ltd	–	19,376	(2,532)	105,136
Distributed Generation LLC	–	9,000	–	9,000
Neil Carmichael	–	140,000	–	84,000
Total	(51,361)	1,113,969	(2,532)	215,551

(5)	The Company purchased various airfares using its corporate travel agent during the year. These airfares were for the immediate family members of Scott Poulter and the Company is due to be reimbursed by Scott Poulter.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2024 and for fiscal year ended March 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2024 $	March 31, 2023 $
Audit Fees	701,311	505,869
Tax Fees	Nil	nil
Total	701,311	505,869

Audit fees for the year ended March 31, 2024 relate to Grant Thornton UK LLP

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: June 20, 2025	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 20, 2025	By:	/s/ James Tindal-Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 20, 2025	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 20, 2025	By:	/s/ James Tindal-Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: June 20, 2025	By:	/s/ Neil Carmichael
Neil Carmichael
Director

Dated: June 20, 2025	By:	/s/ Alex Shead
Alex Shead
Director

Dated: June 20, 2025	By:	/s/ Peter Rossbach
Peter Rossbach
Director