Form 10-Q
period 2024-06-30
Pacific Green Technologies Inc.
filed 2025-07-11
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES  ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

57,045,724 common shares issued and outstanding as of July 9, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	June 30, 2024 $000	March 31, 2024 $000

ASSETS
Cash and cash equivalents	1,580	4,221
Accounts receivable, net of allowance for credit losses of $162,000 in June 30, 2024 and $195,000 in March 31, 2024	453	1,124
Other receivables, net of allowance for credit losses of $4,000 in June 30, 2024 and $32,000 in March 31, 2024	1,589	4,373
Accrued revenue (Note 8)	671	588
Due from related parties (Note 11)	50	50
Prepaid expenses, parts inventory, and advances	954	919
Prepaid manufacturing costs (Note 8)	807	673
Projects under development (Note 3)	3,618	–
Loan receivable (Note 4)	776	776
Total current assets	10,498	12,724

Projects under development (Note 3)	7,821	8,468
Property and equipment (Note 5)	700	710
Intangible assets (Note 6)	1,006	1,048
Right of use assets	1,253	1,370
Deferred tax assets	613	479
Investment and other advances	3,642	3,667
Total assets	25,533	28,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 9)	7,984	6,796
Warranty provision	24	50
Contract liabilities (Note 8)	3,997	4,700
Loans payable (Note 10)	2,603	–
Current portion of lease obligations	464	454
Interest payable (Note 10)	–	2,634
Due to related parties (Note 11)	1,685	1,499
Income taxes payable	4,809	4,809
Total current liabilities	21,566	20,942

Deferred tax liabilities	747	747
Long-term operating lease obligations	655	769
Total liabilities	22,968	22,458

Stockholders’ equity
Common stock, 500,000,000 shares authorized, $0.001 par value 56,845,724 and 52,345,724 shares issued and outstanding, June 30, 2024 and March 31, 2024 respectively (Note 12)	57	52
Additional paid-in capital	98,022	98,023
Accumulated other comprehensive income	3,662	3,564
Deficit	(99,904)	(96,389)

Total stockholders’ equity	1,837	5,250

Noncontrolling interest (Note 7)	728	758

Total equity	2,565	6,008

Total liabilities and stockholders’ equity	25,533	28,466

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended June 30, 2024 $000	Three Months Ended June 30, 2023 $000
Sales (Note 8)
Products	559	–
Services	1,245	1,189
Total revenues	1,804	1,189
Cost of goods sold (Note 8)
Products	499	192
Services	1,036	1,026
Total cost of goods sold	1,535	1,218
Gross profit (loss)	269	(29)

Gain on de-recognition of BESS project subsidiaries	–	11,252

Expenses
Advertising and promotion	162	104
Amortization of intangible assets (Note 6)	1	1
Bad debts (recovery) expense	(6)	11
Depreciation (Note 5)	31	37
Foreign exchange loss	80	812
Management and technical consulting (Note 11)	1,356	4,325
Operating lease expense	143	124
Office and miscellaneous	383	434
Professional fees	481	36
Research and development	42	32
Salaries and wage expenses	778	897
Transfer agent and filing fees	11	16
Travel and accommodation	269	119
Warranty (recovery)	(6)	(35)
Total expenses	3,725	6,913
Operating (loss) income	(3,456)	4,310

Other income (expense)
Financing interest income	–	1
Change in fair value of derivatives	–	67
Interest expense	(214)	(1,309)
Total other (expense) income	(214)	(1,241)

(Loss) income before income taxes	(3,670)	3,069
Income tax benefit (charge) (Note 15)	125	(351)
Net (loss) income for the period	(3,545)	2,718

Share of (loss) attributable to noncontrolling interests	(30)	(325)
Net (loss) profit attributable to PGTK	(3,515)	3,043

Other comprehensive income
Foreign currency translation gain	98	156

Comprehensive (loss) profit for the period	(3,417)	3,199
Net (loss) profit per share, basic ($)	(0.06)	0.06
Net (loss) profit per share, diluted ($)	(0.06)	0.06
Weighted average number of shares outstanding, basic[1]	55,955,614	47,654,627
Weighted average number of shares outstanding, diluted	55,955,614	47,654,627

(1)	The period ended June 30, 2024, includes 210,000 stock options (June 30, 2023 – 210,000) that were exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Shareholder’s
	Shares	Amount	Capital	Income	Stock	Interest	Deficit	Equity
	#	$000	$000	$000	$000	$000	$000	$000
Balance, March 31, 2023	47,276,886	47	93,108	2,944	(100)	15,664	(96,848)	14,815
Shares issued for executive bonuses	2,750,000	3	1,510	–	–	–	–	1,513
Cancellation of treasury stock	(56,162)	–	(100)	–	100	–	–	–
Elimination of noncontrolling interest on disposal	–	–	–	–	–	(15,590)	–	(15,590)
Noncontrolling interest share of P&L	–	–	–	–	–	(580)	–	(580)
Transfer	–	–	–	–	–	103	(103)	–
Foreign exchange translation loss	–	–	–	156	–	–	–	156
Recycle of foreign exchange translation reserve on disposal	–	–	–	165	–	–	–	165
Net profit for the period	–	–	–	–	–	–	3,043	3,043
Balance, June 30, 2023	49,970,274	50	94,518	3,265	–	(403)	(93,908	3,522

Balance, March 31, 2024	52,345,724	52	98,023	3,564	–	758	(96,389)	6,008
Shares issued for executive bonuses	4,500,000	5	(5)	–	–	–	–	–
Share-based compensation	–	–	4	–	–	–	–	4
Noncontrolling interest share of P&L (Note 7)	–	–	–	–	–	(30)	–	(30)
Foreign exchange translation gain	–	–	–	98	–	–	–	98
Net loss for the period	–	–	–	–	–	–	(3,515)	(3,515)
Balance June 30, 2024	56,845,724	57	98,022	3,662	–	728	(99,904)	2,565

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	$000	$000
Operating Activities
Net (loss) income for the period	(3,545)	2,718
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of intangible assets - expenses (Note 6)	1	1
Amortization of intangible assets - COGS (Note 6)	42	253
Bad debt (recovery) expense	(6)	11
Warranty (recovery)	(6)	–
Finance interest on loans	214	1,021
Depreciation (Note 5)	31	37
Operating lease expense	143	71
Fair value of stock and stock options granted	–	1,513
Loss on unrealized foreign exchange	(19)	(6)
Net deferred income tax asset/liabilities	(135)	–
Change in fair value of derivatives	–	(67)
Net P&L gain on disposal of BEP1 & REP	–	(11,259)
Share-based compensation	3	–
Other adjustments relating to disposal of subsidiary	–	(1,241)

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	–	56
Accounts receivable and other receivables	754	(1,195)
Accrued revenue	(83)	(11)
Prepaid expenses and parts inventory	88	(615)
Prepaid manufacturing costs	(135)	(101)
Security deposits & other advances	26	61
Lease payments	(129)	(160)
Accounts payable and accrued liabilities	1,187	1,380
Income taxes payable	–	334
Warranty provision	(19)	(137)
Contract liabilities	(703)	1,185
Due to related parties	186	47
Net cash (used in) operating activities	(2,105)	(6,104)

Investing Activities:
Purchase of property and equipment	(21)	(3)
Projects under development	(2,971)	(7,709)
Proceeds from sale and leaseback	253	–
Net proceeds from sale of BEP1 & REP (2023: net of cash disposed of $116,000)	2,453	13,978
Net cash (used in) provided by Investing Activities	(286)	6,266

Financing Activities
Interest paid on debt	(2,634)	(479)
Principal payments on debt	–	(2,360)
Proceeds from issuance of debt	2,267	–
Long term obligations – disposal of debt through sale of assets	–	9,517
Net cash (used in) provided by financing activities	(367)	6,678

Effect of foreign exchange rate changes on cash	117	199

Change in cash and cash equivalents	(2,641)	7,039
Cash and cash equivalents, beginning of period	4,221	1,274
Cash and cash equivalents, end of period	1,580	8,313

Cash and cash equivalents comprises:
Cash and cash equivalents	1,580	8,269
Cash classified as available for sale	–	44
	1,580	8,313

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

1.	Nature of Operations

Pacific Green Technologies Inc. (the “Company”) was incorporated in the state of Delaware, USA on March 10, 1994.

Pacific Green Technologies Inc is a leading international developer of utility scale battery energy storage systems (BESS) and other environmental technologies solutions.

The condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. These condensed consolidated interim financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

The condensed consolidated interim financial statements have been prepared on a going concern basis. The assessment of liquidity and going concern requires the Company to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that the condensed consolidated interim financial statements are issued. The directors have reviewed a fiscal year 2026 budget extended through twelve months from the date the condensed consolidated interim financial statements are issued, based on management’s operating plan and anticipated financing arrangements.

In order for the Company to meet its ongoing obligations including repayment of short-term debt of principal $16.7 million due for repayment within the next 12 months, and also develop BESS projects from its pipeline at scale, management have been in discussion with several parties, including the existing AUD 11.0 million lender to Pacific Green Technologies Australia, to establish a larger development loan facility. This facility is anticipated to be approximately AUD 50 million. The facility will ensure the Company can meet its obligations as they fall due until at least twelve months from the date the condensed consolidated interim financial statements are issued and increase its pace of pipeline development and cash generation from BESS project sales at Ready to Build stage. The fact that the additional funding required has not yet been fully secured indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

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

The Company also notes that Limestone Coast West BESS project does not yet have any firm sale offers. This project is currently budgeted to be sold in the second half of fiscal year 2026, and is a major component of overall cash receipts through twelve months from the date the condensed consolidated interim financial statements are issued. The lack of firm offers indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

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

Based on the above, the Directors have concluded that the Company remains a going concern and these condensed consolidated interim financial statements have therefore been prepared on the going concern basis.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The following accounting policies are consistently applied in the preparation of the condensed consolidated interim financial statements. These condensed consolidated interim financial statements include the accounts of the Company and the following entities:

Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”)	Wholly-owned subsidiary
Pacific Green Technologies (UK) Ltd. (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Energy Storage (UK) Ltd. (“PGESU”)	Wholly-owned subsidiary of PGEP
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Innoergy Technologies Ltd. (“Innoergy”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Energy Parks (UK) Ltd (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Portland West Pty Ltd (“PGPW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland East Pty Ltd (“PGPE”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Portland Pty Ltd (“PGEPP”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks Australia Pty Ltd (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd (“PGEPLCN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Pty Ltd (“PGEPLCW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Limestone Coast Pty Ltd (“PGLC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks (Italia) S.r.l. (“PGEPI”)	Wholly-owned subsidiary of PGTU
Sphera Australe S.r.l. (“SASRL”)	51% owned subsidiary of PGEPI
Sphera Boreale S.r.l. (“SBSRL”)	51% owned subsidiary of PGEPI
Sphera Levente S.r.l. (“SLSRL”)	51% owned subsidiary of PGEPI
Sphera Ponente S.r.l. (“SPSRL”)	51% owned subsidiary of PGEPI
Pacific Green Future Energy Inc (“PGFE”)	Wholly-owned subsidiary
Pacific Green Portland North Pty Ltd (“PGPN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland Northeast Pty Ltd (“PGPNE”)	Wholly-owned subsidiary of PGEPA
Pacific Green Rocky Creek Pty Ltd (“PGRC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast North Trust (“PGEPLCNT”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Trust (“PGEPLCWT”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Portland West Pty Ltd. (“PGEPPW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(b)	Segment Reporting

The Company now operates in multiple business segments, and its reportable segments are based on the internal management structure used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources. Effective April 1, 2024, the Company realigned its reportable segments to better align with its business strategy and operational structure. As a result, the Company now reports results in the following segments: Battery Energy Storage Systems ("BESS") and Environmental Technologies. Previously, the CODM reviewed consolidated results when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company had only one reportable segment.

The change reflects how the CODM now evaluates segment performance and allocates resources. Prior period segment information has been restated to reflect the new segment structure. The measurement of segment profit or loss and total assets for each segment is consistent with the Company’s internal management reports used by the CODM. For further information, see Note 14.

Segment information is presented in accordance with the Company’s internal accounting policies, which are consistent with those used in the preparation of the consolidated financial statements.

(c)	Recent Accounting Pronouncements

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated interim financial statements and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Projects Under Development

	June 30, 2024 $000	March 31, 2024 $000

BESS Project – Limestone Coast, Australia	4,214	2,313
BESS Project – Portland, Australia	2,372	2,045
BESS Project – Rotello A and Rotello B, Italy	1,863	1,221
BESS Project – Parma, Italy	934	943
BESS Project – Bisaccia, Italy	921	937
BESS Project – Andretta, Italy	941	923
BESS Project – Other Australian Projects	194	32
Fuel Oil Water Emulsification (FOWE) development	–	54
Total	11,439	8,468
Current portion	3,618	–
Non-current portion	7,821	8,468

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

3.	Projects Under Development (continued)

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

The Company has entered into development service agreements in relation to the five Italian projects with Sphera Energy S.r.l which have the following costs:

●	€2,000 per MW installable following the filing of the application to MASE, the total expected payable across the Italian Project Companies is €1,000,000;

●	€6,000 per MW installable following the achievement of ready to build status, the total expected payable across the Italian Project Companies is €3,000,000 of which all had not yet become payable as at June 30, 2024.

These projects are held by the following four entities in Italy: Sphera Australe S.r.l., Sphera Boreale S.r.l., Sphera Levente S.r.l. and Sphera Ponente S.r.l. and as noted within the Company’s financial statements for the year ended March 31, 3024, we have determined they are Variable Interest Entities (VIEs). The material assets within each entity are the Project under development assets as listed above which have been funded through intercompany liabilities provided by wholly owned subsidiaries of the Company.

The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, which is expected in mid-2025. The purchase price for the remaining capital in each Project Company will be equal to the difference between €55,500 per MW installable and authorized under the license and €200,000 less €2,000 per MW installable

The Company holds five options in Italy to either purchase or enter into long term leases in relation to land associated with each of the five projects. The Company also holds eight options in Australia to either purchase or enter into long term leases in relation to land associated with the Portland, Limestone Coast and two other project in Australia. At June 30, 2024 none of the options have been exercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

4.	Loan Receivable

	June 30, 2024 $000	March 31, 2024 $000

BESS Projects – Poland	776	776

On 25 January 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company signed two secured loan agreements under English law with two third party borrowers to provide $402,000 (£318,000) and $374,000 (£296,000) respectively. The loans will allow each borrower to apply for grid connection with Polskie Sieci Elektroenergetyczne S.A (‘PSE’), the transmission system operator in Poland.

Both borrowers are special purpose vehicle companies incorporated in Poland with the same parent company who acts as guarantor. Both loans are identical, except for the borrowers’ names and the amount borrowed.  The loans do not bear interest but instead have a “Repayment Premium” being 100% of the loan principal. The Repayment Premium is payable in full at the point the loan principal is repaid unless PSE has issued the grid connection and a set of “Definitive Agreements” have been entered into between the Company and each of the borrowers relating to the Company obtained an equity interest in the borrower. On June 13, 2025, these balances were exchanged for controlling equity interests in both borrowers, see Note 16 for further details.

5.	Property and Equipment

	Cost $000	Accumulated depreciation $000	June 30, 2024 Net carrying value $000	March 31, 2024 Net carrying value $000

Building	1,219	(612)	607	617
Furniture and equipment	397	(316)	81	80
Computer equipment	29	(17)	12	13

Total	1,645	(945)	700	710

The Company recorded $31,000 in depreciation expense on property and equipment for the three months ended June 30, 2024 (2023 – $37,000).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

6.	Intangible Assets

	Cost $000	Accumulated amortization $000	Cumulative impairment $000	June 30, 2024 Net carrying value $000	March 31, 2024 Net carrying value $000

Patents and technical information	36,340	(10,186)	(25,150)	1,004	1,045
Software licensing	25	(23)	–	2	3
Total	36,365	(10,209)	(25,150)	1,006	1,048

	March 31, 2024 Net carrying value $000	June 30, 2024 in-period additions $000	June 30, 2024 in-period amortization and impairment $000	June 30, 2024 Net carrying value $000

Patents and technical information	1,045	–	(41)	1,004
Software licensing	3	–	(1)	2
Total	1,048	–	(42)	1,006

The Company recorded $42,000 of amortization cost on intangible assets for the three months ended June 30, 2024 (2023 – $253,000).

The Company has allocated $41,000 (2023 - $253,000) of amortization of patents and technical information to cost of goods sold and $1,000 of amortization of software licensing to amortization expense (2023 - $1,000).

Future amortization of intangible assets is as follows:

Fiscal year	$000
2025 (remaining)	128
2026	168
2027	168
2028	168
2029	168
Thereafter	206
Total	1,006

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

7.	Noncontrolling Interest

On December 2, 2020, the Company signed a Joint-Venture Agreement with Amr Khashoggi Trading Company Limited (“Amkest Group”) to incorporate a company in the Kingdom of Saudi Arabia for the sale of Pacific Green’s environmental technologies within the region. The Company holds 70% interest in the joint venture.

On September 27, 2023, the Company purchased 51% of the capital of four Italy Project Companies from Sphera. The Company paid Sphera €1,000,000 ($1,051,000) and recorded noncontrolling interest of €960,100 ($1,010,000).

Details of the carrying amount of the noncontrolling interests are as follows:

	June 30, 2024 $000	March 31, 2024 $000

Net income attributable to noncontrolling interest (BESS - Italy)	999	1,007
Net income attributable to noncontrolling interest (Saudi Arabia)	(271)	(249)
Non-controlling interest(1)	728	758

(1)	As of June 30, 2024, net income attributable to noncontrolling interest was $30,000 loss for the three months ended June 30, 2024 split as follows; Net income attributable to noncontrolling interest – BESS Italy was a loss of $8,000 and $22,000 loss was attributable to noncontrolling interest – Saudi Arabia.

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three months ended June 30, 2024 and June 30, 2023 is as follows:

	Three Months Ended June 30, 2024 $000	Three Months Ended June 30, 2023 $000

Products	559	–
Services	1,245	1,189
Total	1,804	1,189

Revenue from services includes services provided under BESS construction management agreements (“CMA”) and management service agreements (“MSA”), specific services provided to marine scrubber systems as well as design and engineering services for CSP. Contracts for specific services provided to marine scrubber systems represent maintenance services which are recognized at a point in time when services are completed. Contracts for CSP include design and engineering services provided to clients which are recognized over time as the service is completed. Contracts for services provided under BESS construction management agreements is recognized over time as the service is provided.

Service revenue by type for the three months ended June 30, 2024 and June 30, 2023 is as follows:

	Three Months Ended June 30, 2024 $000	Three Months Ended June 30, 2023 $000

Specific services provided to marine scrubber systems	536	1,048
BESS CMA and MSA	709	–
Design and engineering services for CSP	–	141
Total	1,245	1,189

The Company has analyzed its sales contracts under ASC 606 and has identified that the percentage of completion of the contract often is not directly correlated with contractual payment terms with customers. As a result of the timing differences between customer payments and percentage of completion of the contract, contractual assets and contractual liabilities have been recognized.

As of June 30, 2024, contract liabilities included $3,180,000 related to BESS construction management agreement (March 31, 2024 - $3,826,000).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities (continued)

Changes in the Company’s accrued revenue, prepaid manufacturing costs, and contract liabilities for the period are noted as below:

	Accrued Revenue $000	Prepaid Manufacturing Costs $000	Sales (Cost of Goods Sold) $000	Contract Liabilities $000

Balance, March 31, 2023	505	464		(8,751)

Customer receipts and receivables	–	–	–	(1,185)
Scrubber sales recognized in revenue	–	–	–	–
Payments and accruals under contracts	10	293	–	–
Cost of goods sold recognized in earnings	–	(192)	(192)	–
Balance, June 30, 2023	515	565		(9,936)

Balance, March 31, 2024	588	673		(4,700)

Customer receipts and receivables	–	–	–	(565)
Scrubber and FOWE sales recognized in revenue	–	–	559	559
BESS CMA and MSA recognized in revenue	–	–	709	709
Payments and accruals under contracts	83	589	–	–
Scrubber and FOWE cost of goods sold recognized in earnings	–	(455)	(455)	–
BESS CMA and MSA cost of sales recognized in earnings	–	–	(534)	–
Balance, June 30, 2024	671	807		(3,997)

Cost of goods sold for the three months ended June 30, 2024 and June 30, 2023 is comprised as follows:

	Three Months Ended June 30, 2024 $000	Three Months Ended June 30, 2023 $000

BESS CMA and MSA – cost of sales	534	–
Specific services provided to marine scrubber systems	354	849
Scrubber costs recognized / (accrual reduction)	313	(90)
Amortization of intangibles	41	253
FOWE cost of goods sold	128	–
Salaries and Wages	120	121
Design and engineering services for CSP	33	59
Commission type costs	12	26
Total	1,535	1,218

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

9.	Accounts Payable and Accrued Liabilities

	June 30, 2024 $000	March 31, 2024 $000

Accounts payable	5,197	2,894
Accrued liabilities	1,880	2,227
UK VAT payable	309	1,000
Other liabilities	294	156
Employee related liabilities	304	519
Total accounts payable and accrued liabilities	7,984	6,796

10.	Loans Payable and Interest Payable

	June 30, 2024 $000	March 31, 2024 $000

Loans payable (1)	2,481	–
Other short-term borrowings (2)	122	–
Total	2,603

Interest payable (3)	–	2,634

(1)

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

Between November 2024 and January 2025, certain loans were refinanced and certain loans were repaid, refer to Note 16 for further details.

(2)	On April 17, 2024, Pacific Green Technologies (Australia) Pty Ltd, a wholly owned subsidiary of the Company, entered into a financing arrangement with a third-party lending provider in Australia to borrow $180,000 (AUD 276,000) for an insurance policy with monthly repayments of $18,000 per month over 10 months. This was repaid on January 3, 2025.

(3)	Interest payable at March 31, 2024 related to the Company’s previous loan payable to Sheaf Storage Limited, an independent third party, which was entered into on December 15, 2022, of $9,262,000 (£7,500,000) for the acquisition of Sheaf Energy Limited. The interest payable of $2,634,000 (£2,085,000) due to Sheaf Storage Limited is in relation to the profit share (18%) on the net equity proceeds from the sale of Sheaf Energy Limited and Pacific Green Battery Energy Parks 2 Limited. On April 4, 2024, the Company repaid interest payable of $2,634,000 to Sheaf Storage Limited in full.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions

The table below presents a summary of transactions with related parties for three months ended June 30, 2024.

($000)	Salaries and Wages		Consulting		Other Benefits		Commission		Directors Fees		Cash Bonus		Reimbursed Expenses (9)	Total

Transaction with related parties

Scott Poulter	–		274	(1)	34	(2)	6	(2)	–		–		42	356
Scott Poulter – Immediate Family	7	(3)	–		–		–		–		–		–	7
Other Directors	–		9	(4)	–		–		17	(5)	–		–	26
Other Management	391	(6)	508	(7)	6		–		–		–		62	967
Total	398		791		40		6		17				104	1,356

Due to related parties

Scott Poulter	–		32		146		2		–		728	(10)	20	928
Other Directors	–		–		–		–		195		–		–	195
Other Management	–		483		–		–		–		63	(8)	16	562
Total	–		515		146		2		195		791		36	1,685

(1)

Consulting fees of $211,000 paid in relation to Scott Poulter’s compensation during the period have been recorded within management and technical consulting expense in the income statement. Consulting fees were paid to Fresh Air Investments FZCo (“FAI”), a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of FAI with family members.

From April 1, 2024, Fresh Air Holdings Limited (“FAHL”) provided consulting services to the Company of $63,000 which has been recorded within management and technical consulting expense in the income statement. These services were performed by individual who is not Scott Poulter and is not an immediate family member of Scott Poulter. This arrangement ceased on July 31, 2024. FAHL is a wholly owned subsidiary of the Hookipa Trust, a family trust which Scott Poulter and his immediate family members are beneficiaries.

(2)	The other benefits of $34,000 paid to Scott Poulter relates to accommodation allowance pursuant to a consulting agreement dated December 1, 2018 and is recorded within travel and accommodation expenses in the income statement. Commission relates to Marine sales and is recorded within the cost of goods sold in the income statement.
(3)	One member of Scott Poulter’s immediate family is employed by the Company’s Australian wholly owned subsidiaries.
(4)	Consulting fees paid to Other Directors include $6,000 fees paid to Alexander Group Pty Ltd, a company controlled by Alex Shead in relation to his director fees of Australian subsidiaries of the Company. The amounts have been recorded within management and technical consulting in the income statement.
(5)	Directors fees have been recorded in management and technical consulting in the income statement and relate to fees paid to directors of the Company. These fees comprise of fees paid to Neil Carmichael, Distributed Generation LLC (a company controlled by Peter Rossbach) and Alexander Group Pty Ltd.
(6)	Salaries and wages paid to other management includes salaries of $296,000 and payroll bonuses of $63,000, both have been recorded within salaries and wages expenses in the income statement.
(7)	Consulting fees paid to other members of management are recorded within management and technical consulting in the income statement. This includes $435,000 fees paid to an individual of management who is not an employee of the Company but acts in a senior role within the Company. This also includes $31,000 paid by Australian subsidiaries of the Company to a company controlled by an immediate family member of one member of management. These fees have been capitalized to project under development.
(8)	A cash bonus payable to an employee of management was recognized during the year ended March 31, 2023. This is payable to a company controlled by that employee and one of their immediate family members. The remaining payable at June 30, 2024 was $63,000.
(9)	Reimbursed expenses relate to travel, accommodation, and meals incurred by employees and directors during the course of normal business and reimbursed to the employee or director. They are recorded within travel and accommodation expenses in the income statement.
(10)	As at June 30, 2024, the Company owe a total of $728,000 in bonuses to Fresh Air Investments FZCo (“FAI”) relating to the performance bonus in relation to the sale of REP and Sheaf in the last fiscal year. FAI is a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of FAI with family members.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions (continued)

The above reconciles to the Income Statement as follows:

Three Months Ended June 30, 2024 $000

Consulting	791
Directors Fees	17
Consulting fees capitalized under project under development	(31)
Management and technical consulting – related parties	777
Management and technical consulting – nonrelated parties	579
Total Management and technical consulting	1,356

12.	Common Stock

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2023	485,000	0.89	1.66	103,800	(*)

Granted	100,000	0.60	2.93
Exercised	–	–	–	–
Forfeited	(75,000)	1.34	–	–
Balance, March 31, 2024	510,000	0.77	1.124	101,350	(*)

Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–

Balance, June 30, 2024	510,000	0.77	0.87	87,250	*
Balance, June 30, 2024, vested and exercisable	510,000	0.77	0.87	87,250

(*)	Value represents options in-the-money as at June 30, 2024.

Additional information regarding stock options outstanding as at June 30, 2024 is as follows:

Issued and Outstanding
Number of shares	remaining contractual life (years)	Exercise price $

25,000	0.17	0.90
20,000	0.71	1.20
40,000	0.71	1.20
40,000	1.09	1.20
10,000	0.25	0.01
25,000	0.25	2.50
25,000	0.25	3.75
200,000	0.34	0.10
25,000	0.17	0.50
20,000	2.08	0.60
40,000	2.59	0.60
40,000	3.08	0.60
510,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

The fair value of stock options vested and recognized during the three months ended June 30, 2024 was $3,000 (2023 – nil), which was recorded as additional paid-in capital and charged to Management and technical consulting.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data

(a)	Segment Information

As of April 1, 2024, the Company has identified the following reportable segments:

●	Battery Energy Storage Systems ("BESS") – The Company is focused on early stage development of utility scale BESS facilities, combining our technology, development and project financing expertise, and using our global presence and strong relationships with trusted supply chain partners, to de-risk project execution. Our local presence and strategic relationships in China gives us access to the best technologies and manufacturing capabilities, whilst our project delivery experience in Europe and Australia enable us deliver industry leading projects at scale and speed.

●	Environmental Technologies ("ET") – The Company continues to operate in the Emission Control Systems (“ECS”) market, installing and servicing marine exhaust scrubbers. We maintain our own global product patents and intellectual property for these market leading environmental technologies. Environmental Technologies also includes design, development and engineering services for Concentrated Solar Power (“CSP”) projects in China.

The segment profit or loss measure used by the Company’s chief operating decision maker ("CODM") is gross profit and evaluated based on internal reports provided to the CODM. Our CODM has been identified as the Chief Executive Officer.

The prior-period amounts have been restated to conform with the new presentation.

	Three Months Ended June 30, 2024
	BESS $000	ET $000	Total $000

Revenues	709	1,095	1,804
Cost of goods sold	(534)	(1,001)	(1,535)
Segment gross profit	175	94	269

Reconciliation of profit or loss
Segment gross profit	175	94	269
Gain on de-recognition of BESS project subsidiaries	–	–	–

Unallocated amounts:
Total expenses			(3,725)
Interest expense			(214)

Loss before income taxes			(3,670)

	Three Months Ended June 30, 2023
	BESS $000	ET $000	Total $000

Revenues	–	1,189	1,189
Cost of goods sold	–	(1,218)	(1,218)
Segment gross profit (loss)	–	(29)	(29)

Reconciliation of profit or loss
Segment gross profit (loss)	–	(29)	(29)
Gain on de-recognition of BESS project subsidiaries	11,252	–	11,252

Unallocated amounts:
Total expenses			(6,913)
Interest expense			(1,309)
Total other (expense) income excluding interest expense			68

Income before income taxes			3,069

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data (continued)

Total segment long-live assets reconciled to consolidated amounts are as follows:

	June 30, 2024
	BESS $000	ET $000	Unallocated $000	Total $000

Property and equipment	–	594	106	700
Intangible assets	–	1,006	–	1,006
Projects under development	7,821	–	–	7,821
Right of use assets	–	50	1,203	1,253
Total	7,821	1,650	1,309	10,780

	March 31, 2024
	BESS $000	ET $000	Unallocated $000	Total $000

Property and equipment	–	614	96	710
Intangible assets	–	1,048	–	1,048
Projects under development	8,468	–	–	8,468
Right of use assets	–	63	1,307	1,370
Total	8,468	1,725	1,403	11,596

(b)	Geographic Data

The following tables show revenue and long-lived assets by geography:

	Three Months Ended June 30, 2024 $000	Three Months Ended June 30, 2023 $000

Total revenues
North America	18	17
Europe	1,685	674
Asia	101	498

Total	1,804	1,189

	June 30, 2024 $000	March 31, 2024 $000

Long-lived assets
North America	1,006	1,047
Europe	1,307	1,401
Asia	646	680
Total	2,959	3,128

Reconciliation of long-lived assets
Property and equipment	700	710
Intangible assets	1,006	1,048
Right of use assets	1,253	1,370
Total	2,959	3,128

For the three months ended June 30, 2024, 40% of the Company’s revenues were derived from the largest customer.

For the three months ended June 30, 2023, 35% of the Company’s revenues were derived from the largest customer.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

15.	Income Taxes

The effective tax rate for the three months ended June 30, 2024 was 3.4% of pre tax losses (2023: 11.4%). Our effective tax rate is lower than the statutory US federal income tax rate of 21% due to the Company’s policy to recognize valuation allowances for carried forward losses in the US, UK and all other markets, excluding Australia. This policy is consistent with the Company’s policy for the year ended March 31. 2024.

16.	Subsequent events

(a)	On August 15, 2024, Pacific Green Technologies (Australia) Limited (“PGTA”), a wholly owned subsidiary of the Company, entered into a AUD 11,000,000 loan agreement with an independent third party lender to fund further development of our Australian BESS portfolio. The loans do not bear interest but incur a fixed premium of 20% of the loan principal, payable in full upon repayment of the principal. The loan principal is to be repaid in full at the earlier of six months or the sale of one of the Company’s Australian BESS projects.

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

(b)	The Company entered into five separate loan agreements between August 12, 2024 and September 24, 2024 with four third-party lenders and one related party as follows:

●	The related party loan was agreed on August 13, 2024 with Shead Group Pty Ltd, an entity controlled by Alex Shead, for the Company to borrow AUD 200,000.

●	The other loans with independent third parties were for a total AUD 750,000 and GBP 75,000.

●	The loans all incur a fixed 20% premium payable upon repayment of principal. The loans were all repaid between January 8, 2025 and March 31, 2025.

(c)

On September 12, 2024, Pacific Green Technologies (Middle East) Holdings Limited (“PGTME”), a wholly owned subsidiary of the Company entered into an investment agreement with gave it the ability to acquire 3 to 6% stake in a German start up business specializing in fuel cells and hydrogen separation. PGTME acquired 3% of this business in February 2025 for a cost of €500,000.

On April 29, 2025, PGTME acquired a further 3% stake in the German business. This additional stake was acquired from an independent third party by exchanging $547,000 advanced to the third party in September and November 2024 for shares in the German business which were previously held by the third party.

(d)

On November 15, 2024, the Company refinanced certain debt that was outstanding as at June 30, 2024 (refer to Note 10). The Company entered into a new loan agreement to borrow a further £5,210,000 from this group of lenders and one new lender, and also refinanced certain existing loans into this new loan agreement, novating all refinanced loans for the Company to be the borrower, instead of Pacific Green Energy Parks (UK) Limited in some cases.

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

16.	Subsequent events (continued)

Both the refinanced loans and the new loans are due 20 business days after Pacific Green Energy Parks (UK) Limited receives its first payment milestone from Sosteneo relating to its sale of the Sheaf project. This payment milestone is for £7,260,000 and is expected to be received in late 2025. The loan incurs a fixed premium of 20% of the new loan principal, payable when the loan principal is repaid. The lenders hold security over the first Sheaf payment milestone and over a new bank account set up by Pacific Green Energy Parks (UK) Limited to receive this milestone payment.

Should the Company default on the loan(s), the lender(s) can elect to convert up to 100% of the amounts outstanding to the equivalent value of ordinary shares in the Company at the Default Conversion Strike Price (defined as 0.7 x the Company’s average share price on the 10 business days before and after the Event of Default).

(e)	On November 26, 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company entered into a loan agreement to lend $308,000 (1,265,000 Polish Zloty (PLN)) to a third party borrower in Poland. This is an increase to the £296,000 loan from Pacific Green Energy Parks (UK) Limited made on 25 January 2024. The loan provided funds for a down payment for the Polish capacity market auction. Refer to Note 4 above for further details. This loan is unsecured, interest free, and has been extended beyond repayment date of January 31, 2025 by the agreement of the parties, with the intention to convert this loan into preference shares of the parent company of the borrower.

(f)	In November 2024, McClelland Management Inc exercised 200,000 stock options in the company at $0.10 per share. This was pursuant to the options granted in November 2022. On February 18, 2025, the Company issued 500,000 shares were issued to McClelland Management Inc as consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023.

(g)	On December 30, 2024, the Company entered into an agreement to purchase and subsequently cancel 500,000 shares of common stock from one shareholder effective 31 January 2025. The consideration for these shares is $300,000 and payable on the effective date.

(h)	On January 6 2025, Pacific Green Technologies (Shanghai) Co. Ltd, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement to sell its property in Shanghai. This transaction completed in January following approval from the Shanghai Minhang Land Bureau. The consideration received was greater than the net book value of the property as at 30 June 2024.

(i)	On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, 250MW / 500MWh battery energy storage development in the Limestone Coast region of South Australia, to Intera Renewables (“Intera”). The project expects to begin commercial operations in 2027. The sale completed on March 19, 2025 with the Company receiving approximately AUD $33,000,000 cash ($21,000,000) in March and April 2025.

(j)	On June 13, 2025, Pacific Green Energy Parks Holding Europe Limited, a company incorporated in the United Arab Emirates which is a wholly owned subsidiary of the Company entered into two subscription agreements to acquire controlling interests in two entities which are currently developing two separate BESS 50MW battery energy storage projects in Poland. The consideration for this transaction was the exchange of loans previously provided to these entities, which are listed within Note 4 of the financial statements.

(k)

On June 29, 2025, the Company entered into a AUD 4,000,000 loan agreement an independent third party lender to fund potential buy-backs of the Company’s common stock. The expiry date on the loan is the earlier of June 29, 2027 and the sale of certain assets of the Company. The loan bears interest of 1.67% per month which is payable at the expiry date and the Company has the ability to repay the loan early at a cost of 20% of the principal less any interest paid to date. The lender is the same independent third party lender who entered into a AUD 11,000,000 loan with PGTA, see (a) above.

On July 7, 2025, the Company announced it had entered into agreements with certain shareholders to repurchase and cancel approximately 3.9 million common shares for a total of approximately $2.3 million. Of these amounts, on the same day, the Company repurchased approximately 2.1 million common shares for approximately $1.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarter report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this quarter report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” “seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements in this quarter report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to secure buyers for BESS projects in our portfolio; statements about our supply chain; operating results; the sufficiency of our cash and our liquidity and our ability to obtain financing; projected costs; development of new products and improvements to our existing products; our development costs; our agreements with our development partners; legislative actions and regulatory and environmental compliance; competitive position; management’s plans and objectives for future operations; our ability to comply with loan terms and repay loan obligations as they come due; trends in selling prices; the success of our customer financing arrangements and ability to secure financiers; capital expenditures; warranty matters; outcomes of litigation; our exposure to foreign exchange, interest and credit risk; general business and economic conditions in our markets; industry trends; the impact of changes in government incentives; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including sales and marketing expense and general and administrative expense; our ability to expand our business, including our ability to secure new customers; our ability to increase efficiency of our products and services; our ability to market our products successfully; our business strategy and plans and our objectives for future operations; and the impact of recently adopted accounting pronouncements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this quarter report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in Part I, Item 1A, Risk Factors and elsewhere in this quarter report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this quarter report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.

The forward-looking statements made in this quarter report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this quarter report on Form 10-Q to reflect events or circumstances after the date of this quarter report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under Part I, Item 1A, Risk Factors and elsewhere in this quarter report on Form 10-Q.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “Pacific Green”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries unless otherwise indicated.

Key Operating Metrics

Disclosures on Key Operating Metrics are taken from the Annual Report on Form 10-K for the year ended March 31, 2024 and not updated for the quarter-ended June 30, 2024. Further update will be disclosed as part of the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

BESS project pipeline

BESS project pipeline represents our uncontracted, potential proceeds from sale of BESS projects, which have a reasonable likelihood of contract execution within 48 months. Pipeline is an internal management metric that we construct from market information reported by our business development team. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future proceeds from customer contracts for our BESS. Our pipeline is further divided into Early Stage and Mid/Late Stage projects, with Mid-Late Stage projects being all projects with an anticipated sale within 24 months, and Early Stage projects being all other projects that the where the Company has a clear intent to proceed with development activity beyond initial evaluation. Prospects under initial evaluation are excluded from the pipeline.

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

The following table presents our total BESS project pipeline of projects at the development stage:

		June 30, 2024	March 31, 2024	Change
		MW	MW	MW	%

BESS project development pipeline:
Australia	Early stage	2,250	1,250	1,000
	Mid-late stage	250	250	-
Europe	Early stage	550	500	50
	Mid-late stage	-	-	-
Total		3,050	2,000	1,050	53%

Additions to the pipeline in fiscal year 2024 include:

●	Portland Energy Park, a 1 GW/ 1.5 GWh new grid-scale battery project to be developed in Victoria, Australia and is planned to be the largest Battery Energy Storage System in Australia. The energy park will deliver a major increase in energy storage capacity in Victoria, strengthening the region’s energy stability and supporting its net-zero transition. Once operational, the energy park will provide critical support for existing and proposed renewable energy projects within the Southwest Renewable Energy Zone (as designated by the Australian Energy Market Operator and the Victorian Government), and heavy electricity users and energy generation facilities in this area.

●	Limestone Coast Energy Park regional South East Australia, comprising two grid-scale co-located battery assets – Limestone Coast North and Limestone Coast West, combined 500 MW / 1.0 GWh. The projects will enhance the state’s energy stability and supporting its transition to net-zero emissions. Strategically located near the 275kV South East Substation, the facilities will aid stabilizing the grid and lowering energy costs. The parks will store up to 60% of South Australia’s residential solar output, preventing an average of 80,000 tonnes of carbon dioxide emissions annually. On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, a 250 MW / 500 MWh battery energy storage development in the Limestone Coast region of South Australia, which expects to begin commercial operations in 2027, to Intera Renewables (Intera). The sale completed on March 19, 2025.

●	On September 27, 2023, the Company acquired 51% interest in five development BESS projects in Italy from Sphera Energy S.r.l (“Sphera”), total 500 MW. These five projects are held within Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”). The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, targeted for 2026-2027.

Additions to the pipeline since the end of fiscal year 2024 include:

●	51% share in two 50 MW BESS projects in Poland in the quarter ended June 30, 2024.

●	Two 250 MW BESS projects in Queensland, Australia and one 500 MW project in New South Wales, Australia in the quarter ended June 30, 2024.

On October 23, 2024, Pacific Green Energy Parks Holdings (Europe) Limited, a wholly owned UK subsidiary of the Company, also entered into a framework development agreement with a European renewable energy developer to develop BESS projects in Poland with the aim to develop a portfolio of projects with total capacity of at least 400 MW. Projects to include in this pipeline are under evaluation.

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

The following table presents our total portfolio of BESS projects where we are retained to provide ongoing services:

	June 30, 2024	March 31, 2024	Change
	MW	MW	MW	%

BESS project services:
Construction management	250	250	-
Procurement support	-	-	-
Asset management	100	100	-
Total	350	350	-	-%

Fees for these services are included in revenue. This is separate from proceeds from sale of BESS projects recorded in gain on derecognition of BESS project subsidiaries.

Non-GAAP Financial Measures

Non-GAAP Financial Measures were disclosed in the Annual Report on Form 10-K for the year ended March 31, 2024, but are not included for the quarter-ended June 30, 2024. Non-GAAP Financial Measures will be disclosed as part of the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2024, and 2023.

Revenue

Revenue for the three months ended June 30, 2024 was $1,804,000 compared with $1,189,000 for the three months ended June 30, 2023. The Company’s revenues were derived from BESS construction management services, scrubber sales, and scrubber services. During the three months ended June 30, 2024, the Company was in the process of commissioning one (2023 – nil) marine scrubber unit, which contributed revenue of $423,000 (2023 – $nil). During the three months ended June 30, 2024, revenue from services in the BESS and Environmental Technology businesses was $1,245,000 as compared to $1,189,000 for the three months ended June 30, 2023.

Gross Profit

During the three months ended June 30, 2024, the gross profit margin for products and services were 14.9% (2023 – negative 2.4%).

Expenses

Expenses for the three months ended June 30, 2024, were $3,725,000 as compared to $6,913,000 for the three months ended June 30, 2023. Management and technical consulting fees decreased due to non-recurrence of a prior period $3,467,000 charge for bonus paid to the CEO. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services.

Net profit

During the three months ended June 30, 2024, our company recorded a net loss of $3,545,000 ($0.06 per share) as compared to net income of $2,718,000 ($0.06 per share) for the three months ended June 30, 2023.

Our financial results for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,
	2024 $000	2023 $000
Revenues
Products	559	–
Services	1,245	1,189
Total revenues	1,804	1,189
Cost of goods sold
Products	499	192
Services	1,036	1,026
Total cost of goods sold	1,535	1,218
Gross profit (loss)	269	(29)

Gain on de-recognition of BESS project subsidiaries	–	11,252

Expenses
General and administrative	2,963	6,181
Depreciation, amortization and impairments	32	38
Property leases and office expenses	526	558
Advertising and promotion	162	104
Research and development	42	32
Total expenses	3,725	6,913
Operating (loss) income	(3,456)	4,310

Other income (expenses)
Change in fair value of derivatives	–	67
Net interest expense	(214)	(1,308)
Total other (expenses)	(214)	(1,241)

(Loss) income before income taxes	(3,670)	3,069
Income tax benefit (charge)	125	(351)
Net (loss) income for the period	(3,545)	2,718

Liquidity and Capital Resources

Working Capital

	At June 30, 2024 $000	At March 31, 2024 $000
Current assets	10,498	12,724
Current liabilities	21,566	20,942
Working capital	(11,068)	(8,218)

Cash Flows

	Three Months Ended June 30, 2024 $000	Three Months Ended June 30, 2023 $000
Net cash (used in) operating activities	(2,105)	(6,104)
Net cash (used in) provided by investing activities	(286)	6,266
Net cash (used in) provided by financing activities	(367)	6,678
Effect of exchange rate changes on cash	117	199
Net change in cash and cash equivalents	(2,641)	7,039

As of June 30, 2024, we had $1,580,0000 in cash and cash equivalents, $10,498,000 in total current assets, $21,566,000 in total current liabilities and a working capital deficit of $11,068,000. This compares to cash of $4,221,000 and a working capital deficit of $8,218,000 as at March 31, 2024. The Company’s working capital decreased primarily due to operating expenses for the three months ended June 30, 2024.

During the three months ended June 30, 2024, we used $2,105,000 in operating activities, whereas we used $6,104,000 from operating activities for the three months period ended June 30, 2023. The operating cash flow generated for the three months ended June 30, 2024, resulted primarily from operating expenses incurred for the three months ended June 30, 2024 partial offset by working capital movements.

During the three months ended June 30, 2024, we used $286,000 in investing activities, whereas we generated $6,266,000 in investing activities during the three months ended June 30, 2023. Our investing activities for the three months ended June 30, 2024, comprised primarily additions of projects under development for our Australian and Italian projects, offset by cash receipts from milestone payments relating to the sale of REP.

During the three months ended June 30, 2024, we used $367,000 in financing activities, whereas we received $6,678,000 in financing activities for the three months ended June 30, 2023. Our financing activities for the three months ended June 30, 2024 were related to drawdowns of third party short-term loans offset by the payment of interest relating to a loan from Sheaf Storage Limited, a third party lender.

Liquidity and Capital Resources

As at June 30, 2024, our principal sources of liquidity were our cash and cash equivalents from operations, short-term borrowings, and supply chain financing. The Company is also in discussions to obtain a new development loan facility. We believe these sources of liquidity will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this quarterly report.

We had approximately $1.6 million of cash and cash equivalents on hand at June 30, 2024. Cash and cash equivalents on hand at March 31, 2025 were $6.2 million.

Since June 30, 2024 the Company has entered into a number of loan agreements to increase liquidity and provide working capital for BESS project development and periodic sales:

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

Subsequent to period end, on November 15, 2024, the Company entered into a new loan agreement to borrow a further £5,210,000 from this group of lenders and one new lender, and also refinance certain of the existing loans received in May 2024 into this new loan agreement, novating all refinanced loans for the Company to be the borrower, instead of Pacific Green Energy Parks (UK) Limited in some cases.

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

Australia loan

Subsequent to period end, on August 15, 2024, Pacific Green Technologies (Australia) Limited (“PGTA”), a wholly owned subsidiary of the Company, entered into a AUD 11,000,000 loan agreement with an independent third party lender to fund further development of our Australian BESS portfolio. The loan does not bear interest but incurs a fixed premium of 20% of the loan principal, payable in full upon repayment of the principal. The loan principal is to be repaid in full at the earlier of six months or the sale of one of the Company’s Australian BESS projects.

The loan is secured against PGTA’s direct or indirect shareholdings in the Company’s Australian BESS projects. The Company has also provided the lender a guarantee in the event of default.

Subsequent to period end, on December 19, 2024, PGTA entered into a new loan arrangement with the same lender which effectively refinanced the previous AUD 11,000,000 loan agreement. This new loan became effective on February 26, 2025 and due to mature ten months from this date. This resulted in the payment of AUD $2,200,000 repayment premium from the last loan on March 21, 2025 following the completion of the sale of the Limestone Coast North BESS project. As the repayment premium of the previous loan was repaid after the new loan became effective, PGTA was charged an additional 1.67% per month interest charge on the AUD $2,200,000 repayment premium.

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

Other loans

Subsequent to period end, the Company entered into five separate loan agreements between August 12, 2024 and September 24, 2024 with four third-party lenders and one related party as follows:

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

Going Concern

The condensed consolidated interim financial statements have been prepared on a going concern basis.

The assessment of liquidity and going concern requires the Company to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that the condensed consolidated interim financial statements are issued. The directors have reviewed a fiscal year 2026 budget extended through twelve months from the date the condensed consolidated interim financial statements are issued, based on management’s operating plan and anticipated financing arrangements.

In order for the Company to meet its ongoing obligations, including repayment of short-term debt of principal $16.7 million due for repayment within the next 12 months, and also develop BESS projects from its pipeline at scale, management have been in discussion with several parties, including the existing AUD 11.0 million lender to Pacific Green Technologies Australia, to establish a larger development loan facility. This facility is anticipated to be approximately AUD 50 million. The facility will ensure the Company can meet its obligations as they fall due until at least twelve months from the date the condensed consolidated interim financial statements are issued and increase its pace of pipeline development and cash generation from BESS project sales at Ready to Build stage. The fact that the additional funding required has not yet been fully secured indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

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

The Company also notes that Limestone Coast West BESS project does not yet have any firm sale offers. This project is currently budgeted to be sold in the second half of fiscal year 2026, and is a major component of overall cash receipts through twelve months from the date the condensed consolidated interim financial statements are issued. The lack of firm offers indicates the existence of an event that may cause substantial doubt on their ability to continue as a going concern.

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

Based on the above, the Directors have concluded that the Company remains a going concern and these condensed consolidated interim financial statements have therefore been prepared on the going concern basis.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

The preparation of these condensed consolidated interim financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Our company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our condensed consolidated interim financial statements because they inherently involve significant judgments and uncertainties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2024 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, the Company has not maintained effective internal control over financial reporting.

Management identified two material weaknesses in the Company’s internal control over financial reporting:

●	A lack of US GAAP resource in the accounting for complex transactions; and

●	A lack of monitoring controls over the review of quarterly and annual financial statements.

These material weaknesses in the Company’s internal control over financial reporting resulted in material errors not being detected timely within the Company’s unaudited consolidated financial statements for the fiscal quarter ended June 30, 2023, September 30, 2023 and December 31, 2023. The impact of restatement on the financial statements for each of these quarters are included in the 10-K for the fiscal year ended March 31, 2024, within note 24 to the financial statements, filed with the SEC on June 20, 2024.

This Quarter Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC GREEN TECHNOLOGIES INC.
(Registrant)

Dated: July 11, 2025	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 11, 2025	By:	/s/ James Tindal Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 11, 2025	By:	/s/ Scott Poulter
Scott Poulter
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 11, 2025	By:	/s/ James Tindal-Robertson
James Tindal-Robertson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: July 11, 2025	By:	/s/ Neil Carmichael
Neil Carmichael
Director

Dated: July 11, 2025	By:	/s/ Alex Shead
Alex Shead
Director