Form 10-Q
period 2024-09-30
Pacific Green Technologies Inc.
filed 2025-07-11
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the six months ended September 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders Equity	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	September 30, 2024 $000	March 31, 2024 $000

ASSETS
Cash and cash equivalents	2,577	4,221
Accounts receivable, net of allowance for credit losses of $177,000 in September 30, 2024 and $195,000 in March 31, 2024	1,351	1,124
Other receivables, net of allowance for credit losses of $4,000 in September 30, 2024 and $32,000 in March 31, 2024	1,914	4,373
Accrued revenue (Note 8)	514	588
Due from related parties (Note 11)	20	50
Prepaid expenses, parts inventory, and advances	951	919
Prepaid manufacturing costs (Note 8)	320	673
Projects under development (Note 3)	5,925	–
Loan receivable (Note 4)	823	776
Total current assets	14,395	12,724

Projects under development (Note 3)	8,524	8,468
Property and equipment (Note 5)	720	710
Intangible assets (Note 6)	963	1,048
Right of use assets	1,250	1,370
Deferred tax assets	897	479
Investment and other advances	8,664	3,667
Total assets	35,413	28,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 9)	11,872	6,796
Warranty provision	5	50
Contract liabilities (Note 8)	4,763	4,700
Loans payable (Note 10)	11,440	–
Current portion of lease obligations	521	454
Interest payable (Note 10)	–	2,634
Due to related parties (Note 11)	1,811	1,499
Income taxes payable	4,809	4,809
Total current liabilities	35,221	20,942

Deferred tax liabilities	747	747
Long-term operating lease obligations	619	769
Total liabilities	36,587	22,458

Stockholders’ equity
Common stock, 500,000,000 shares authorized, $0.001 par value 56,845,724 and 52,345,724 shares issued and outstanding, September 30, 2024 and March 31, 2024 respectively (Note 12)	57	52
Additional paid-in capital	98,023	98,023
Accumulated other comprehensive income	3,866	3,564
Deficit	(103,841)	(96,389)

Total stockholders’ (deficit) equity	(1,895)	5,250

Noncontrolling interest (Note 7)	721	758

Total equity	(1,174)	6,008

Total liabilities and stockholders’ equity	35,413	28,466

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended September 30, 2024 $000	Three Months Ended September 30, 2023 $000	Six Months Ended September 30, 2024 $000	Six Months Ended September 30, 2023 $000

Sales (Note 8)
Products	166	–	725	–
Services	1,692	1,165	2,937	2,354
Total revenues	1,858	1,165	3,662	2,354
Cost of goods sold (Note 8)
Products	268	252	766	444
Services	1,695	1,348	2,731	2,374
Total cost of goods sold	1,963	1,600	3,497	2,818
Gross (loss) profit	(105)	(435)	165	(464)

Gain on de-recognition of BESS project subsidiaries	377	5,504	377	16,756

Expenses
Advertising and promotion	145	99	307	203
Amortization of intangible assets (Note 6)	–	1	1	1
Bad debts expense	8	45	2	56
Depreciation (Note 5)	30	38	61	75
Foreign exchange loss	176	252	256	1,064
Loss on sale of PPE	19	–	19	–
Management and technical consulting (Note 11)	1,299	4,053	2,654	8,378
Office and miscellaneous	527	521	911	955
Operating lease expense	153	93	296	217
Professional fees	349	227	830	263
Research and development	15	112	58	144
Salaries and wage expenses	948	1,546	1,726	2,443
Transfer agent and filing fees	19	21	31	37
Travel and accommodation	159	118	428	238
Warranty and related (recovery)	(19)	–	(26)	(35)
Total expenses	3,828	7,126	7,554	14,039
Operating (loss) income	(3,556)	(2,057)	(7,012)	2,253

Other (expenses) income
Financing interest income	–	–	–	1
Change in fair value of derivatives	–	–	–	67
Interest expense	(643)	(713)	(857)	(2,022)
Total other (expenses)	(643)	(713)	(857)	(1,954)

(Loss) income before income taxes	(4,199)	(2,770)	(7,869)	299
Income tax benefit (charge) (Note 15)	255	–	380	(351)
Net (loss) for the period	(3,944)	(2,770)	(7,489)	(52)

Share of (loss) income attributable to noncontrolling interests	(7)	(34)	(37)	(359)
Net (loss) profit attributable to PGTK	(3,937)	(2,736)	(7,452)	307

Other comprehensive income
Foreign currency translation gain	204	426	302	582

Comprehensive (loss) income for the period	(3,733)	(2,310)	(7,150)	889
Net income per share, basic and diluted ($)	(0.07)	(0.06)	(0.13)	0.01
Weighted average number of common shares outstanding, basic (1)	56,845,724	49,686,872	56,403,101	51,697,028
Weighted average number of dilutive shares outstanding, diluted	56,845,724	49,686,872	56,403,101	51,698,070

(1)	The period ended September 30, 2024, includes 200,000 stock options (September 30, 2023 – 210,000) that were exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity

(Unaudited)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Shareholder’s
	Shares	Amount	Capital	Income	Stock	Interest	Deficit	Equity
	#	$000	$000	$000	$000	$000	$000	$000
Balance, March 31, 2023	47,276,886	47	93,108	2,944	(100)	15,664	(96,848)	14,815
Shares issued for executive bonuses	2,750,000	3	1,510	–	–	–	–	1,513
Cancellation of treasury stock	(56,162)	–	(100)	–	100	–	–	–
Elimination of noncontrolling interest on disposal	–	–	–	–	–	(15,590)	–	(15,590)
Noncontrolling interest share of P&L	–	–	–	–	–	(580)	–	(580)
Transfer	–	–	–	–	–	103	(103)	–
Foreign exchange translation loss	–	–	–	156	–	–	–	156
Recycle of foreign exchange translation reserve on disposal	–	–	–	165	–	–	–	165
Net profit for the period	–	–	–	–	–	–	3,043	3,043
Balance, June 30, 2023	49,970,274	50	94,518	3,265	–	(403)	(93,908	3,522

Shares issued for employee services	2,250,000	2	1,370	–	–	–	–	1,372
Fair value of options granted	–	–	18	–	–	–	–	18
Noncontrolling interest	–	–	–	–	–	976	–	976
Foreign exchange translation gain	–	–	–	426	–	–	–	426
Net loss for the period	–	–	–	–	–	–	(2,736)	(2,736)
Balance September 30, 2023	52,220,274	52	95,906	3,691	–	573	(96,644)	3,578

Balance, March 31, 2024	52,345,724	52	98,023	3,564	–	758	(96,389)	6,008
Shares issued for executive bonuses	4,500,000	5	(5)	–	–	–	–	–
Share-based compensation	–	–	4	–	–	–	–	4
Noncontrolling interest share of P&L (Note 7)	–	–	–	–	–	(30)	–	(30)
Foreign exchange translation gain	–	–	–	98	–	–	–	98
Net loss for the period	–	–	–	–	–	–	(3,515)	(3,515)
Balance June 30, 2024	56,845,724	57	98,022	3,662	–	728	(99,904)	2,565

Share-based compensation	–	–	1	–	–	–	–	1
Noncontrolling interest share of P&L (Note 7)	–	–	–	–	–	(7)	–	(7)
Foreign exchange translation gain	–	–	–	204	–	–	–	204
Net loss for the period	–	–	–	–	–	–	(3,937)	(3,937)
Balance September 30, 2024	56,845,724	57	98,023	3,866	–	721	(103,841)	(1,174)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
	$000	$000
Operating Activities
Net (loss) for the period	(7,489)	(52)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of intangible assets - expenses (Note 6)	1	1
Amortization of intangible assets - COGS (Note 6)	84	489
Bad debt expense	2	56
Warranty (recovery)	(26)	–
Finance interest on loans	857	1,634
Depreciation (Note 5)	61	75
Operating lease expense	296	217
Loss on unrealized foreign exchange	(276)	(76)
Net deferred income tax asset/liabilities	(419)	–
Change in fair value of derivatives	–	(67)
Share of noncontrolling interest	–	1,187
Net P&L gain on disposal of BEP1 & REP	(377)	(16,756)
Share-based compensation	5	2,902
Other adjustments relating to disposal of subsidiary	–	(1,424)
Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	–	57
Accounts receivable and other receivables	(785)	(1,588)
Accrued revenue	74	197
Due from related parties	30	–
Prepaid expenses and parts inventory	51	(1,010)
Prepaid manufacturing costs	353	(433)
Investment and other advances	(4,104)	(2,070)
Lease payments	(259)	(130)
Accounts payable and accrued liabilities	5,075	4,252
Income taxes payable	–	334
Warranty provision	(19)	(164)
Contract liabilities	63	861
Due to related parties	211	(61)
Net cash (used in) operating activities	(6,591)	(11,569)

Investing Activities:
Purchase of property and equipment, net of sales	(71)	(35)
Investments advances of BESS Italy SPVs	(893)	–
Projects under development	(5,981)	(11,833)
Proceeds from sale and leaseback	256	–
Net proceeds from sale of BEP1 & REP (2023: net of cash disposed of $116,000)	3,134	13,979
Acquisition of BESS Italy SPV’s	–	(1,399)
Net cash (used in) provided by investing activities	(3,555)	712

Financing Activities
Interest paid on debt	(2,634)	(480)
Principal payments on debt	–	(2,360)
Proceeds from issuance of debt	10,722	3,782
Proceeds from related party debt	101	–
Long term obligations – disposal of debt through sale of assets	–	9,452
Net cash provided by financing activities	8,189	10,394

Effect of foreign exchange rate changes on cash	313	627

Change in cash and cash equivalents	(1,644)	164
Cash and cash equivalents, beginning of period	4,221	1,274
Cash and cash equivalents, end of period	2,577	1,438

Cash and cash equivalents comprises:
Cash and cash equivalents	2,577	1,438
	2,577	1,438

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

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

September 30, 2024

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

Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”)	Wholly-owned subsidiary
Pacific Green Technologies (UK) Ltd. (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Energy Storage (UK) Ltd. (“PGESU”)	Wholly-owned subsidiary of PGEP
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Innoergy Technologies Ltd. (“Innoergy”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Energy Parks (UK) Ltd (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Portland West Pty Ltd (“PGPW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland East Pty Ltd (“PGPE”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Portland Pty Ltd (“PGEPP”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks Australia Pty Ltd (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd (“PGEPLCN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Pty Ltd (“PGEPLCW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Limestone Coast Pty Ltd (“PGLC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks (Italia) S.r.l. (“PGEPI”)	Wholly-owned subsidiary of PGTU
Sphera Australe S.r.l. (“SASRL”)	51% owned subsidiary of PGEPI
Sphera Boreale S.r.l. (“SBSRL”)	51% owned subsidiary of PGEPI
Sphera Levente S.r.l. (“SLSRL”)	51% owned subsidiary of PGEPI
Sphera Ponente S.r.l. (“SPSRL”)	51% owned subsidiary of PGEPI
Pacific Green Future Energy Inc (“PGFE”)	Wholly-owned subsidiary
Pacific Green Portland North Pty Ltd (“PGPN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Portland Northeast Pty Ltd (“PGPNE”)	Wholly-owned subsidiary of PGEPA
Pacific Green Rocky Creek Pty Ltd (“PGRC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast North Trust (“PGEPLCNT”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Trust (“PGEPLCWT”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Cascade Trust (“PGEPCT”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Cascade Pty Ltd (“PGEPC”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Portland West Pty Ltd. (“PGEPPW”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast North FinanceCo Pty Ltd (“PGEPLCNFCo”)	Wholly-owned subsidiary of PGEPA
Pacific Green Limestone Coast North Energy Park Pty Ltd (“PGLCNEP”)	Wholly-owned subsidiary of PGEPA
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

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

3.	Projects Under Development

	September 30, 2024 $000	March 31, 2024 $000

BESS Project – Limestone Coast, Australia	6,619	2,313
BESS Project – Portland, Australia	2,871	2,045
BESS Project – Rotello A and Rotello B, Italy	1,896	1,221
BESS Project – Parma, Italy	951	943
BESS Project – Bisaccia, Italy	946	937
BESS Project – Andretta, Italy	966	923
BESS Project – Other Australian Projects	200	32
Fuel Oil Water Emulsification (FOWE) development	–	54
Total	14,449	8,468
Current portion	5,925	–
Non-current portion	8,524	8,468

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

3.	Projects Under Development (continued)

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

The Company has entered into development service agreements in relation to the five Italian projects with Sphera Energy S.r.l which have the following costs:

●	€2,000 per MW installable following the filing of the application to MASE, the total expected payable across the Italian Project Companies is €1,000,000;

●	€6,000 per MW installable following the achievement of ready to build status, the total expected payable across the Italian Project Companies is €3,000,000 of which all had not yet become payable as at September 30, 2024.

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

The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, which is expected in 2025. The purchase price for the remaining capital in each Project Company will be equal to the difference between €55,500 per MW installable and authorized under the license and €200,000 less €2,000 per MW installable

The Company holds five options in Italy to either purchase or enter into long term leases in relation to land associated with each of the five projects. The Company also holds eight options in Australia to either purchase or enter into long term leases in relation to land associated with the Portland, Limestone Coast and two other project in Australia. At September 30, 2024 none of the options have been exercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

4.	Loan Receivable

	September 30, 2024 $000	March 31, 2024 $000

BESS Projects – Poland	823	776

On 25 January 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company signed two secured loan agreements under English law with two third party borrowers to provide $427,000 (£318,00) and $396,000 (£296,000) respectively. The loans will allow each borrower ..to apply for grid connection with Polskie Sieci Elektroenergetyczne S.A (‘PSE’), the transmission system operator in Poland. The loans are denominated in Pound Sterling (GBP) so will increase or decrease on translation to US Dollars (USD).

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

5.	Property and Equipment

	Cost $000	Accumulated depreciation $000	September 30, 2024 Net carrying value $000	March 31, 2024 Net carrying value $000

Building	1,264	(650)	614	617
Furniture and equipment	444	(349)	95	80
Computer equipment	29	(18)	11	13
Total	1,737	(1,017)	720	710

The Company recorded $30,000 (2023 – $38,000) and $61,000 (2023 – $75,000) in depreciation expense on property and equipment for the three and six months ended September 30, 2024 respectively

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

6.	Intangible Assets

	Cost $000	Accumulated amortization $000	Cumulative impairment $000	September 30, 2024 Net carrying value $000	March 31, 2024 Net carrying value $000

Patents and technical information	36,340	(10,228)	(25,150)	962	1,045
Software licensing	8	(7)	–	1	3
Total	36,348	(10,235)	(25,150)	963	1,048

The Company recorded $43,000 (2023 – $237,000) and $85,000 (2023 – $491,000) of amortization cost on intangible assets for the three and six months ended September 30, 2024 respectively.

The Company has allocated $42,000 (2023 - $237,000) and $84,000 (2023 – $489,000) of amortization of patents and technical information to cost of goods sold for the three and six months ended September 30, 2024 respectively. Nil (2023 – $1,000) and $1,000 (2023 – $1,000) of amortization of software licensing has been allocated to amortization expense for the three and six months ended September 30, 2024 respectively.

Future amortization of intangible assets is as follows:

Fiscal year	$000
2025 (remaining)	85
2026	168
2027	168
2028	168
2029	168
Thereafter	206
Total	963

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

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

Details of the carrying amount of the noncontrolling interests are as follows:

	September 30, 2024 $000	March 31, 2024 $000

Noncontrolling interest attributable to BESS - Italy	998	1,007
Noncontrolling interest attributable to Saudi Arabia	(277)	(249)
Non-controlling interest(1)	721	758

(1)	As of September 30, 2024, net income attributable to noncontrolling interest was $37,000 loss for the six months ended September 30, 2024 split as follows; Net income attributable to noncontrolling interest – BESS Italy was a loss of $9,000 and $28,000 loss was attributable to noncontrolling interest – Saudi Arabia.

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three and six months ended September 30, 2024 and September 30, 2023 is as follows:

	Three Months Ended September 2024, $000	Three Months Ended September 2023, $000	Six Months Ended September 2024, $000	Six Months Ended September 2023, $000
Products	166	–	725	–
Services	1,692	1,165	2,937	2,354
Total	1,858	1,165	3,662	2,354

Revenue from services includes services provided under BESS construction management agreements (“CMA”) and management service agreements (“MSA”), specific services provided to marine scrubber systems as well as design and engineering services for Concentrated Solar Power (CSP). Contracts for specific services provided to marine scrubber systems represent maintenance services which are recognized at a point in time when services are completed. Contracts for CSP include design and engineering services provided to clients which are recognized over time as the service is completed. Contracts for services provided under BESS construction management agreements is recognized over time as the service is provided.

Service revenue by type for the three and six months ended September 30, 2024 and September 30, 2023 is as follows:

	Three Months Ended September 2024, $000	Three Months Ended September 2023, $000	Six Months Ended September 2024, $000	Six Months Ended September 2023, $000
Specific services provided to marine scrubber systems	842	932	1,378	1,980
BESS CMA and MSA	727	–	1,436	–
Design and engineering services for CSP	123	233	123	374
	1,692	1,165	2,937	2,354

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

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

As of September 30, 2024, contract liabilities included $2,688,000 related to BESS construction management agreement (March 31, 2024 - $3,826,000).

Changes in the Company’s accrued revenue, prepaid manufacturing costs, and contract liabilities for the period are noted as below:

	Accrued Revenue $000	Prepaid Manufacturing Costs $000	Sales (Cost of Goods Sold) $000	Contract Liabilities $000

Balance, March 31, 2023	505	464		(8,751)

Customer receipts and receivables	–	–	–	(861)
Scrubber sales recognized in revenue	–	–	–	–
Payments and accruals under contracts	(197)	877	–	–
Cost of goods sold recognized in earnings	–	(444)	(444)	–
Balance, September 30, 2023	308	897		(9,612)

Balance, March 31, 2024	588	673		(4,700)

Customer receipts and receivables	–	–	–	(2,224)
Scrubber and FOWE sales recognized in revenue	–	–	725	725
BESS CMA and MSA recognized in revenue	–	–	1,436	1,436
Payments and accruals under contracts	(74)	328	–	–
Scrubber and FOWE cost of goods sold recognized in earnings	–	(681)	(681)	–
BESS CMA and MSA cost of sales recognized in earnings	–	–	(1,080)	–
Balance, September 30, 2024	514	320		(4,763)

Cost of goods sold for the six months ended September 30, 2024 and September 30, 2023 is comprised as follows:

	Three Months Ended September 2024, $000	Three Months Ended September 2023, $000	Six Months Ended September 2024, $000	Six Months Ended September 2023, $000
BESS CMA and MSA – cost of sales	546	438	1,080	438
Specific services provided to marine scrubber systems	738	669	1,092	1,519
Scrubber costs recognized / (accrual reduction)	33	–	346	(90)
Amortization of intangibles	42	237	83	489
FOWE cost of goods sold	128	–	257	–
Salaries and Wages	162	143	282	264
Design and engineering services for CSP	296	110	328	169
Commission type costs	18	3	29	29
Total	1,963	1,600	3,497	2,818

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

9.	Accounts Payable and Accrued Liabilities

	September 30, 2024 $000	March 31, 2024 $000

Accounts payable	8,073	2,894
Accrued liabilities	3,047	2,227
UK VAT payable	10	1,000
Other liabilities	377	156
Employee related liabilities	365	519
Total accounts payable and accrued liabilities	11,872	6,796

Included within accounts payable is a balance of AUD 6,325,000 ($4,371,000) in relation to a commitment fee payable in relation to one of the Company’s Australian BESS projects. This has been recognized within Investment and other advances within long term assets.

10.	Loans Payable and Interest Payable

	September 30, 2024 $000	March 31, 2024 $000

Loans payable – BESS project finance (1)	7,903	–
Short-term loans (2) (3)	3,453	–
Other short-term borrowings (4)	84	–
Total	11,440	–

Interest payable (5)	–	2,634

(1)

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

This loan was refinanced in December 2024 with an effective date of February 26, 2025. Refer to Note 16 for further details.

(2)

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

Between November 2024 and January 2025, certain loans were refinanced and certain loans were repaid. Refer to Note 16 for further details.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

10.	Loans Payable and Interest Payable (continued)

(3)	The Company entered into five separate loan agreements between August 12, 2024 and September 24, 2024 with four third-party lenders and one related party as follows:

●	The related party loan was agreed on August 13, 2024 with Shead Group Pty Ltd, an entity controlled by Alex Shead, for the Company to borrow AUD 200,000.

●	The other loans with independent third parties were for a total AUD 750,000 and GBP 75,000.

The loans all incur a fixed 20% premium payable upon repayment of principal. The loans were all repaid between January 8, 2025 and March 31, 2025. Refer to Note 16 for further details.

(4)	On April 17, 2024, Pacific Green Technologies (Australia) Pty Ltd, a wholly owned subsidiary of the Company, entered into a financing arrangement with a third-party lending provider in Australia to borrow $180,000 (AUD 276,000) for an insurance policy with monthly repayments of $18,000 per month over 10 months. This was repaid on January 3, 2025.

(5)	Interest payable at March 31, 2024 related to the Company’s previous loan payable to Sheaf Storage Limited, an independent third party, which was entered into on December 15, 2022, of $9,262,000 (£7,500,000) for the acquisition of Sheaf Energy Limited. The interest payable of $2,634,000 (£2,085,000) due to Sheaf Storage Limited is in relation to the profit share (18%) on the net equity proceeds from the sale of Sheaf Energy Limited and Pacific Green Battery Energy Parks 2 Limited. On April 4, 2024, the Company repaid interest payable of $2,634,000 to Sheaf Storage Limited in full.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions

The table below presents a summary of transactions with related parties for six months ended September 30, 2024.

($000)	Salaries and Wages		Consulting		Other Benefits		Commission		Directors Fees		Cash Bonus		Reimbursed Expenses (9)	Director Loans		Total

Transaction with related parties

Scott Poulter	–		507	(1)	56	(2)	24	(2)	–		50		116	–		753
Scott Poulter – Immediate Family	18	(3)	–		–		–		–		–		–	–		18
Other Directors	–		16	(4)	–		–		66	(5)	–		–	5	(6)	87
Other Management	767	(7)	866	(8)	12		–		–		–		111	–		1,756
Total	785		1,389		68		24		66		50		227	5		2,614

Due to related parties

Scott Poulter	–		202		100		12		–		577	(10)	61	–		952
Other Directors	–		–		–		–		257		–		–	106	(6)	363
Other Management	–		495		–		–		–		–		1	–		496
Total	–		697		100		12		223		577		62	106		1,811

(1)

Consulting fees of $444,000 paid in relation to Scott Poulter’s compensation during the period have been recorded within management and technical consulting expense in the income statement. Consulting fees were paid to Fresh Air Investments FZCo (“FAI”), a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of FAI with family members.

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

(2)	The other benefits of $56,000 paid to Scott Poulter relates to accommodation allowance pursuant to a consulting agreement dated December 1, 2018 and is recorded within travel and accommodation expenses in the income statement. Commission relates to Marine sales and is recorded within the cost of goods sold in the income statement.

(3)	One member of Scott Poulter’s immediate family is employed by the Company’s Australian wholly-owned subsidiaries.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions (continued)

(4)	Consulting fees paid to Other Directors include $12,000 fees paid to Alexander Group Pty Ltd, a company controlled by Alex Shead in relation to his director fees of Australian subsidiaries of the Company. Consulting fees paid to Other Directors also include share-based payments of $4,000 paid to Peter Rossbach. These amounts have been recorded within management and technical consulting in the income statement.

(5)	Directors fees have been recorded in management and technical consulting in the income statement and relate to fees paid to directors of the Company. These fees comprise of fees paid to Neil Carmichael, Distributed Generation LLC (a company controlled by Peter Rossbach) and Alexander Group Pty Ltd.

(6)	As at September 30, 2024, the Company borrowed $101,000 (AUD 150,000) from Shead Group Pty Ltd, a company controlled by Alex Shead. The balance owed of $106,000 as at September 30, 2024 includes $5,000 in accrued interest. The balance is included in short-term loans. Refer to Note 10 for further details.

(7)	Salaries and wages paid to other management includes salaries of $574,000 and payroll bonuses of $128,000, both have been recorded within salaries and wages expenses in the income statement.

(8)	Consulting fees paid to other members of management are recorded within management and technical consulting in the income statement. This includes $723,000 fees paid to an individual of management who is not an employee of the Company but acts in a senior role within the Company. This also includes $63,000 paid by Australian subsidiaries of the Company to a company controlled by an immediate family member of one member of management. These fees have been capitalized to project under development.

(9)	Reimbursed expenses relate to travel, accommodation, and meals incurred by employees and directors during the course of normal business and reimbursed to the employee or director. They are recorded within travel and accommodation expenses in the income statement.

(10)	As at September 30, 2024, the Company owe a total of $577,000 in bonuses to Fresh Air Investments FZCo (“FAI”) relating to the performance bonus in relation to the sale of REP and Sheaf in the last fiscal year. FAI is a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of FAI with family members.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions (continued)

The above reconciles to the Income Statement as follows:

Six Months Ended September 30, 2024 $000

Consulting	1,389
Directors Fees	66
Consulting fees capitalized under project under development	(42)
Management and technical consulting – related parties	1,413
Management and technical consulting – nonrelated parties	1,241
Total Management and technical consulting	2,654

12.	Common Stock

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2023	485,000	0.89	1.66	103,800	(*)

Granted	100,000	0.60	2.93
Exercised	–	–	–	–
Forfeited	(75,000)	1.34	–	–
Balance, March 31, 2024	510,000	0.77	1.124	101,350	(*)

Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(110,000)	1.74	–	–

Balance, September 30, 2024	400,000	0.50	0.63	88,000	*
Balance, September 30, 2024, vested and exercisable	400,000	0.50	0.63	88,000

(*)	Value represents options in-the-money as at September 30, 2024.

Additional information regarding stock options outstanding as at September 30, 2024 is as follows:

Issued and Outstanding
Number of shares	remaining contractual life (years)	Exercise price $

20,000	0.45	1.20
40,000	0.45	1.20
40,000	0.84	1.20
200,000	0.09	0.10
20,000	1.83	0.60
40,000	2.33	0.60
40,000	2.83	0.60
400,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

The fair value of stock options vested and recognized during the three months and six months ended September 30, 2024 was $1,000 (2023 – $17,000) and $4,000 (2023 – $17,000), which was recorded as additional paid-in capital and charged to Management and technical consulting (2023 – salaries expense).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data

(a)	Segment Information

As of April 1 2024, the Company has identified the following reportable segments:

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

The prior-period amounts have been restated to conform with the new presentation.

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	BESS $000	ET $000	Total $000	BESS $000	ET $000	Total $000

Revenues	727	1,131	1,858	1,378	2,284	3,662
Cost of goods sold	(546)	(1,417)	(1,963)	(1,080)	(2,417)	(3,497)
Segment gross profit (loss)	181	(286)	(105)	298	(133)	165

Reconciliation of profit or loss
Segment gross profit (loss)	181	(286)	(105)	298	(133)	165
Gain on de-recognition of BESS project subsidiaries	377	–	377	377	–	377

Unallocated amounts:
Total expenses			(3,828)			(7,554)
Interest expense			(643)			(857)

Loss before income taxes			(4,199)			(7,869)

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	BESS $000	ET $000	Total $000	BESS $000	ET $000	Total $000

Revenues	–	1,165	1,165	–	2,354	2,354
Cost of goods sold	(438)	(1,162)	(1,600)	(438)	(2,380)	(2,818)
Segment gross (loss) profit	(438)	3	(435)	(438)	(26)	(464)

Reconciliation of profit or loss
Segment gross (loss) profit	(438)	3	(435)	(438)	(26)	(464)
Gain on de-recognition of BESS project subsidiaries	5,504	–	5,504	16,756	–	16,756

Unallocated amounts:
Total expenses			(7,126)			(14,039)
Interest expense			(713)			(2,022)
Total other (expense) income excluding interest expense			–			68

(Loss) income before income taxes			(2,770)			299

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data (continued)

Total segment long-live assets reconciled to consolidated amounts are as follows:

	September 30, 2024
	BESS $000	ET $000	Unallocated $000	Total $000

Property and equipment	–	601	119	720
Intangible assets	–	963	–	963
Projects under development	8,524	–	–	8,524
Right of use assets	56	37	1,157	1,250
Total	8,580	1,601	1,276	11,457

	March 31, 2024
	BESS $000	ET $000	Unallocated $000	Total $000

Property and equipment	–	614	96	710
Intangible assets	–	1,048	–	1,048
Projects under development	8,468	–	–	8,468
Right of use assets	–	63	1,307	1,370
Total	8,468	1,725	1,403	11,596

(b)	Geographic Data

The following tables show revenue and long-lived assets by geography:

	Three Months Ended September 30, 2024 $	Three Months Ended September 30, 2023 $	Six Months Ended September 30, 2024 $	Six Months Ended September 30, 2023 $

Total revenues
North America	–	–	14	17
Europe	1,578	642	3,267	1,317
Asia	280	523	381	1,020

Total	1,858	1,165	3,662	2,354

	September 30, 2024 $000	March 31, 2024 $000

Long-lived assets
North America	962	1,047
Europe	1,331	1,401
Asia	640	680
Total	2,933	3,128

Reconciliation of long-lived assets
Property and equipment	720	710
Intangible assets	963	1,048
Right of use assets	1,250	1,370
Total	2,933	3,128

For the three and six months ended September 30, 2024, 40% and 39% of the Company’s revenues were derived from the largest customer respectively.

For the three and six months ended September 30, 2023, 36% and 36% of the Company’s revenues were derived from the largest customer respectively.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2024

(Unaudited)

(Expressed in U.S. dollars)

15.	Income Taxes

The effective tax rate for the three months and six months ended September 30, 2024 was 6.1% and 4.8% of pre tax losses (2023: 0% and 117.4%) respectively. Our effective tax rate is lower than the statutory US federal income tax rate of 21% due to the Company’s policy to recognize valuation allowances for carried forward losses in the US, UK and all other markets, excluding Australia. This policy is consistent with the Company’s policy for the year ended March 31. 2024.

16.	Subsequent events

(a)

As at September 30, 2024, Pacific Green Technologies (Australia) Limited (“PGTA”), a wholly owned subsidiary of the Company, had borrowed AUD 11,000,000 from an independent third party lender to fund further development of our Australian BESS portfolio. Refer to Note 10 for further detail.

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

(b)

Further to an investment agreement Pacific Green Technologies (Middle East) Holdings Limited (“PGTME”), a wholly owned subsidiary of the Company, entered into on September 12, 2024 which gave it the ability to acquire 3 to 6% stake in a German start up business specializing in fuel cells and hydrogen separation, PGTME acquired 3% of this business in February 2025 for a cost of €500,000.

On April 29, 2025, PGTME acquired a further 3% stake in the German business. This additional stake was acquired from an independent third party by exchanging $547,000 advanced to the third party in September and November 2024 for shares in the German business which were previously held by the third party. $280,000 was advanced by September 30, 2024 and was recorded within Other Receivables.

(c)

On November 15, 2024, the Company refinanced certain debt that was outstanding as at September 30, 2024 (refer to Note 10). The Company entered into a new loan agreement to borrow a further £5,210,000 from this group of lenders and one new lender, and also refinanced certain existing loans into this new loan agreement, novating all refinanced loans for the Company to be the borrower, instead of Pacific Green Energy Parks (UK) Limited in some cases.

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

September 30, 2024

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

(d)	On November 26, 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company entered into a loan agreement to lend $308,000 (1,265,000 Polish Zloty (PLN)) to a third party borrower in Poland. This is an increase to the £296,000 loan from Pacific Green Energy Parks (UK) Limited made on 25 January 2024. The loan provided funds for a down payment for the Polish capacity market auction. Refer to Note 4 above for further details. This loan is unsecured, interest free, and has been extended beyond repayment date of January 31, 2025 by the agreement of the parties, with the intention to convert this loan into preference shares of the parent company of the borrower.

(e)	In November 2024, McClelland Management Inc exercised 200,000 stock options in the company at $0.10 per share. This was pursuant to the options granted in November 2022. On February 18, 2025, the Company issued 500,000 shares were issued to McClelland Management Inc as consideration for intellectual property transferred from McClelland Management Inc. to the Company under the terms of an IP transfer deed dated January 4, 2023.

(f)	On December 30, 2024, the Company entered into an agreement to purchase and subsequently cancel 500,000 shares of common stock from one shareholder effective 31 January 2025. The consideration for these shares is $300,000 and payable on the effective date.

(g)	On January 6 2025, Pacific Green Technologies (Shanghai) Co. Ltd, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement to sell its property in Shanghai. This transaction completed in January following approval from the Shanghai Minhang Land Bureau. The sales consideration received was greater than the net book value of the property as at 30 September 2024.

(h)	On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, 250MW / 500MWh battery energy storage development in the Limestone Coast region of South Australia, to Intera Renewables (“Intera”). The project expects to begin commercial operations in 2027. The sale completed on March 19, 2025 with the Company receiving approximately AUD $33,000,000 cash ($21,000,000) in March and April 2025.

(i)	On June 13, 2025, Pacific Green Energy Parks Holding Europe Limited, a company incorporated in the United Arab Emirates which is a wholly owned subsidiary of the Company entered into two subscription agreements to acquire controlling interests in two entities which are currently developing two separate BESS 50MW battery energy storage projects in Poland. The consideration for this transaction was the exchange of loans previously provided to these entities, which are listed within Note 4 of the financial statements.

(j)	On June 29, 2025, the Company entered into a AUD 4,000,000 loan agreement an independent third party lender to fund potential buy-backs of the Company’s common stock. The expiry date on the loan is the earlier of June 29, 2027 and the sale of certain assets of the Company. The loan bears interest of 1.67% per month which is payable at the expiry date and the Company has the ability to repay the loan early at a cost of 20% of the principal less any interest paid to date. The lender is the same independent third party lender who entered into a AUD 11,000,000 loan with PGTA, see (a) above.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “Pacific Green”, the “Company”, and “our company” mean Pacific Green Technologies Inc., a Delaware corporation, and our wholly owned subsidiaries, unless otherwise indicated.

Key Operating Metrics

Disclosures on Key Operating Metrics are taken from the Annual Report on Form 10-K for the year ended March 31, 2024 and not updated for the quarter-ended September 30, 2024. Further update will be disclosed as part of the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

The following table presents our total BESS project pipeline of projects at the development stage:

		September 30, 2024	March 31, 2024	Change
		MW	MW	MW	%

BESS project development pipeline:
Australia	Early stage	2,250	1,250	1,000
	Mid-late stage	250	250	-
Europe	Early stage	550	500	50
	Mid-late stage	-	-	-
Total		3,050	2,000	1,050	53%

Additions to the pipeline in fiscal year 2024 include:

●	Portland Energy Park, a 1 GW/ 1.5 GWh new grid-scale battery project to be developed in Victoria, Australia and is planned to be the largest Battery Energy Storage System in Australia. The energy park will deliver a major increase in energy storage capacity in Victoria, strengthening the region’s energy stability and supporting its net-zero transition. Once operational, the energy park will provide critical support for existing and proposed renewable energy projects within the Southwest Renewable Energy Zone (as designated by the Australian Energy Market Operator and the Victorian Government), and heavy electricity users and energy generation facilities in this area.

●	Limestone Coast Energy Park regional South East Australia, comprising two grid-scale co-located battery assets – Limestone Coast North and Limestone Coast West, combined 500 MW / 1.0 GWh. The projects will enhance the state’s energy stability and supporting its transition to net-zero emissions. Strategically located near the 275kV South East Substation, the facilities will aid stabilizing the grid and lowering energy costs. The parks will store up to 60% of South Australia’s residential solar output, preventing an average of 80,000 tonnes of carbon dioxide emissions annually. On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, a 250 MW / 500 MWh battery energy storage development in the Limestone Coast region of South Australia, which expects to begin commercial operations in 2027, to Intera Renewables (Intera). The sale completed on March 19, 2025.

●	On September 27, 2023, the Company acquired 51% interest in five development BESS projects in Italy from Sphera Energy S.r.l (“Sphera”), total 500 MW. These five projects are held within Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”). The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, targeted for 2026-2027.

Additions to the pipeline since the end of fiscal year 2024 include:

●	51% share in two 50 MW BESS projects in Poland in the quarter ended June 30, 2024.

●	Two 250 MW BESS projects in Queensland, Australia and one 500 MW project in New South Wales, Australia in the quarter ended June 30, 2024.

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

The following table presents our total portfolio of BESS projects where we are retained to provide ongoing services:

	September 30, 2024	March 31, 2024	Change
	MW	MW	MW	%

BESS project services:
Construction management	250	250	-
Procurement support	-	-	-
Asset management	100	100	-
Total	350	350	-	-%

Fees for these services are included in revenue. This is separate from proceeds from sale of BESS projects recorded in gain on derecognition of BESS project subsidiaries.

Non-GAAP Financial Measures

Non-GAAP Financial Measures were disclosed in the Annual Report on Form 10-K for the year ended March 31, 2024, but are not included for the quarter-ended September 30, 2024. Non-GAAP Financial Measures will be disclosed as part of the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the six months ended September 30, 2024, and 2023.

Revenue

Revenue for the three and six months ended September 30, 2024 was $1,858,000 and $3,662,000 compared with $1,165,000 and $2,354,000 for the three and six months ended September 30, 2023. The Company’s revenues were derived from BESS construction management services, scrubber sales, and scrubber services. During the six months ended September 30, 2024, the Company was in the process of commissioning one (2023 – nil) marine scrubber units which contributed to revenue of $38,000 and $423,000 (2023 – $nil) for the three and six months ended September 30, 2024. During the three and six months ended September 30, 2024, revenue from services in the BESS and Environmental Technology businesses was $1,692,000 and $2,937,000 as compared to $1,165,000 and $2,354,000 for the three and six months ended September 30, 2023.

Gross Profit

During the three and six months ended September 30, 2024, the gross profit margin for products and services were negative 5.60% and 4.50% (three and six months ended September 30, 2023 – negative 37.3% and negative 19.7%).

Expenses

Expenses for the three and six months ended September 30, 2024, were $3,828,000 and $7,554,000 as compared to $7,126,000 and $14,039,000 for the three and six ended September 30, 2023. Management and technical consulting fees decreased due to non-recurrence of prior period changes of $3,470,000 and $7,137,000 for bonuses paid to the CEO which were included in the three and six months ended September 30, 2024 respectively. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services.

Net profit

During the three and six months ended September 30, 2024, our company recorded net losses of $3,944,000 ($0.07 per share) and $7,489,000 ($0.14 per share) as compared to net losses of $2,770,000 ($0.06 per share) and $52,000 ($0.01 per share) for the three and six months ended September 30, 2023.

Our financial results for the three and six months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024 $000	2023 $000	2024 $000	2023 $000
Revenues
Products	166	–	725	–
Services	1,692	1,165	2,937	2,354
Total revenues	1,858	1,165	3,662	2,354
Cost of goods sold
Products	268	252	766	444
Services	1,695	1,348	2,728	2,374
Total cost of goods sold	1,963	1,600	3,497	2,818
Gross (loss) profit	(105)	(435)	165	(464)

Gain on de-recognition of BESS project subsidiaries	377	5,504	377	16,756

Expenses
General and administrative	2,958	6,262	5,921	12,443
Depreciation, amortization and impairments	30	39	62	77
Property leases and office expenses	680	614	1,207	1,172
Advertising and promotion	145	99	307	203
Research and development	15	112	57	144
Total expenses	3,828	7,126	7,554	14,039
Operating (loss) income	(3,556)	(2,057)	(7,012)	2,253

Other income (expenses)
Change in fair value of derivatives	–	–	–	67
Net interest expense	(643)	(713)	(857)	(2,020)
Total other (expenses)	(643)	(713)	(857)	(1,954)

(Loss) income before income taxes	(4,199)	(2,770)	(7,869)	299
Income tax benefit (charge)	255	–	380	(351)
Net (loss) income for the period	(3,944)	(2,770)	(7,489)	(52)

Liquidity and Capital Resources

Working Capital

	At September 30, 2024 $000	At March 31, 2024 $000
Current assets	14,395	12,724
Current liabilities	35,221	20,942
Working capital	(20,826)	(8,218)

Cash Flows

	Six Months Ended September 30, 2024 $000	Six Months Ended September 30, 2023 $000
Net cash (used in) operating activities	(6,591)	(11,569)
Net cash (used in) provided by investing activities	(3,555)	712
Net cash provided by financing activities	8,189	10,394
Effect of exchange rate changes on cash	313	627
Net change in cash and cash equivalents	(1,644)	164

As of September 30, 2024, we had $2,577,0000 in cash and cash equivalents, $14,395,000 in total current assets, $35,221,000 in total current liabilities and a working capital deficit of $20,826,000. This compares to cash of $4,221,000 and a working capital deficit of $8,218,000 as at March 31, 2024. The Company’s working capital decreased primarily due to losses before tax and funding expenditure on its BESS projects for the six months ended September 30, 2024.

During the six months ended September 30, 2024, we used $6,591,000 in operating activities, whereas we used $11,569,000 from operating activities for the six months period ended September 30, 2023. The operating cash flow used for the six months ended September 30, 2024, resulted primarily from operating expenses incurred for the six months ended September 30, 2024 partial offset by working capital movements.

During the six months ended September 30, 2024, we used $3,555,000 in investing activities, whereas we generated $712,000 in investing activities during the six months ended September 30, 2023. Our investing activities for the six months ended September 30, 2024, comprised primarily additions of projects under development for our Australian and Italian projects offset by cash receipts from milestone payments relating to the sale of REP.

During the six months ended September 30, 2024, we received $8,189,000 in financing activities, whereas we received $10,394,000 in financing activities for the six months ended September 30, 2023. Our financing activities for the six months ended September 30, 2024 were related to AUD $11,000,000 of BESS project financing received and drawdowns of third party short-term loans, offset by the $2,634,000 payment of interest relating to a loan from Sheaf Storage Limited, a third party lender.

Liquidity and Capital Resources

As at September 30, 2024, our principal sources of liquidity were our cash and cash equivalents from operations, short-term borrowings, and supply chain financing. The Company is also in discussions to obtain a new development loan facility. We believe these sources of liquidity will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this quarterly report.

We had approximately $2.6 million of cash and cash equivalents on hand at September 30, 2024. Cash and cash equivalents on hand at March 31, 2025 were $6.2 million.

Since September 30, 2024 the Company has entered into a number of loan agreements to increase liquidity and provide working capital for BESS project development and periodic sales:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2024 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, the Company has not maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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