Form 10-Q
period 2024-12-31
Pacific Green Technologies Inc.
filed 2025-07-11
CIK 1553404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated interim financial statements for the nine months ended December 31, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

Index

Condensed Consolidated Interim Balance Sheets	F–2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F–3

Condensed Consolidated Interim Statements of Stockholders Equity	F–4

Condensed Consolidated Interim Statements of Cash Flows	F–5

Notes to the Condensed Consolidated Interim Financial Statements	F–6

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	December 31, 2024 $000	March 31, 2024 $000

ASSETS
Cash and cash equivalents	3,975	4,221
Accounts receivable, net of allowance for credit losses of $179,000 in December 31, 2024 and $195,000 in March 31, 2024	1,035	1,124
Other receivables, net of allowance for credit losses of $8,500 in December 31, 2024 and $32,000 in March 31, 2024	1,351	4,373
Accrued revenue (Note 8)	118	588
Due from related parties (Note 11)	54	50
Prepaid expenses, parts inventory, and advances	2,406	919
Prepaid manufacturing costs (Note 8)	425	673
Projects under development (Note 3)	5,711	–
Loan receivable (Note 4)	1,080	776
Total current assets	16,155	12,724

Assets held for sale (Note 5)	535	–
Projects under development (Note 3)	8,497	8,468
Property and equipment	161	710
Intangible assets (Note 6)	921	1,048
Right of use assets	1,055	1,370
Deferred tax assets	1,201	479
Investment and other advances	7,952	3,667
Total assets	36,477	28,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 9)	12,510	6,796
Warranty provision	32	50
Contract liabilities (Note 8)	4,180	4,700
Loans payable (Note 10)	17,925	–
Current portion of lease obligations	503	454
Interest payable (Note 10)	–	2,634
Due to related parties (Note 11)	1,288	1,499
Income taxes payable	4,809	4,809
Total current liabilities	41,247	20,942

Deferred tax liabilities	743	747
Long-term operating lease obligations	463	769
Total liabilities	42,453	22,458

Stockholders’ equity
Common stock, 500,000,000 shares authorized, $0.001 par value 57,045,724 and 52,345,724 shares issued and outstanding, December 31, 2024 and March 31, 2024 respectively (Note 12)	57	52
Additional paid-in capital	98,043	98,023
Accumulated other comprehensive income	3,179	3,564
Deficit	(107,679)	(96,389)

Total stockholders’ (deficit) equity	(6,400)	5,250

Treasury stock	(255)	–

Noncontrolling interest (Note 7)	679	758

Total (deficit) equity	(5,976)	6,008

Total liabilities and stockholders’ (deficit) equity	36,477	28,466

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in U.S. dollars)

	Three Months Ended December 31, 2024 $	Three Months Ended December 31, 2023 $	Nine Months Ended December 31, 2024 $	Nine Months Ended December 31, 2023 $

Sales (Note 8)
Products	115	8,353	840	8,353
Services	1,406	1,904	4,343	4,258
Total revenues	1,521	10,257	5,183	12,611
Cost of goods sold (Note 8)
Products	135	420	901	864
Services	1,314	1,551	4,045	3,925
Total cost of goods sold	1,449	1,971	4,946	4,789
Gross profit	72	8,286	237	7,822

Gain on de-recognition of BESS project subsidiaries	952	25,398	1,329	42,153

Expenses
Advertising and promotion	123	131	431	334
Amortization of intangible assets (Note 6)	0	1	1	2
Bad debts expense	13	4	15	60
Depreciation (Note 5)	31	40	91	115
Foreign exchange (gain) loss	(331)	330	(75)	1,395
Loss on sale of PPE	–	–	19	–
Management and technical consulting (Note 11)	1,259	8,265	3,913	16,643
Office and miscellaneous	524	615	1,434	1,569
Operating lease expense	153	816	449	1,033
Professional fees	825	563	1,656	826
Research and development	53	111	111	257
Salaries and wage expenses	983	382	2,709	2,825
Transfer agent and filing fees	11	111	41	149
Travel and accommodation	306	208	734	445
Warranty and related expense (recovery)	27	17	2	(19)
Total expenses	3,977	11,594	11,531	25,634
Operating (loss) income	(2,953)	22,090	(9,965)	24,341

Other (expenses) income
Provision for loan or debt	–	(1)	–	(1)
Financing interest income	–	(1)	–	–
Change in fair value of derivatives	–	(8,371)	–	(8,305)
Interest expense	(1,369)	(3,923)	(2,226)	(5,944)
Total other (expenses)	(1,369)	(12,296)	(2,226)	(14,250)

(Loss) income before income taxes	(4,322)	9,794	(12,191)	10,091
Income tax benefit (Note 15)	442	1,439	822	1,089
Net (loss) income for the period	(3,880)	11,233	(11,369)	11,180

Share of loss attributable to noncontrolling interests	(42)	(34)	(79)	(394)

Net (loss) profit attributable to PGTK	(3,838)	11,267	(11,290)	11,574

Other comprehensive income
Foreign currency translation (loss) gain	(687)	392	(385)	973

Comprehensive (loss) income for the period	(4,525)	11,659	(11,675)	12,547
Net income per share, basic and diluted ($)	(0.07)	0.21	(0.20)	0.23
Weighted average number of common shares outstanding, basic (1)	56,915,289	52,463,332	56,574,451	50,615,724
Weighted average number of dilutive shares outstanding, diluted	56,915,289	52,464,374	56,574,451	50,616,766

(1)	The period ended December 31, 2024, includes nil stock options (December 31, 2023 – 210,000) that were exercisable at any time and for nominal cash consideration.

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Stockholders Equity / (Deficit)

(Unaudited)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Noncontrolling		Shareholder’s Equity /
	Shares	Amount	Capital	Income	Stock	Interest	Deficit	(Deficit)
	#	$000	$000	$000	$000	$000	$000	$000
Balance, March 31, 2023	47,276,886	47	93,108	2,944	(100)	15,664	(96,848)	14,815
Shares issued for executive bonuses	2,750,000	3	1,510	–	–	–	–	1,513
Cancellation of treasury stock	(56,162)	–	(100)	–	100	–	–	–
Elimination of noncontrolling interest on disposal	–	–	–	–	–	(15,590)	–	(15,590)
Noncontrolling interest share of P&L	–	–	–	–	–	(580)	–	(580)
Transfer	–	–	–	–	–	103	(103)	–
Foreign exchange translation loss	–	–	–	156	–	–	–	156
Recycle of foreign exchange translation reserve on disposal	–	–	–	165	–	–	–	165
Net profit for the period	–	–	–	–	–	–	3,043	3,043
Balance, June 30, 2023	49,970,724	50	94,518	3,265	–	(403)	(93,908)	3,522

Shares issued for employee services	2,250,000	2	1,370	–	–	–	–	1,372
Fair value of options granted	–	–	18	–	–	–	–	18
Noncontrolling interest	–	–	–	–	–	976	–	976
Foreign exchange translation gain	–	–	–	426	–	–	–	426
Net loss for the period	–	–	–	–	–	–	(2,736)	(2,736)
Balance September 30, 2023	52,220,724	52	95,906	3,691	–	573	(96,644)	3,578

Shares issued for employee services	125,000	–	2,100	–	–	–	–	2,100
Fair value of options granted	–	–	14	–	–	–	–	14
Noncontrolling interest	–		–	–	–	(34)	–	(34)
Foreign exchange translation gain	–	–	–	392	–	–	–	392
Recycle of foreign exchange translation reserve on disposal	–	–	–	(85)	–	–	–	(85)
Net loss for the period	–	–	–	–	–	–	11,267	11,267
Balance December 31, 2023	52,345,724	52	98,020	3,998		539	(85,377)	17,232

Balance, March 31, 2024	52,345,724	52	98,023	3,564	–	758	(96,389)	6,008
Shares issued for executive bonuses	4,500,000	5	(5)	–	–	–	–	–
Share-based compensation	–	–	4	–	–	–	–	4
Noncontrolling interest share of P&L (Note 7)	–	–	–	–	–	(30)	–	(30)
Foreign exchange translation gain	–	–	–	98	–	–	–	98
Net loss for the period	–	–	–	–	–	–	(3,515)	(3,515)
Balance June 30, 2024	56,845,724	57	98,022	3,662	–	728	(99,904)	2,565

Share-based compensation	–	–	1	–	–	–	–	1
Noncontrolling interest share of P&L (Note 7)	–	–	–	–	–	(7)	–	(7)
Foreign exchange translation gain	–	–	–	204	–	–	–	204
Net loss for the period	–	–	–	–	–	–	(3,937)	(3,937)
Balance September 30, 2024	56,845,724	57	98,023	3,866	–	721	(103,841)	(1,174)

Shares issued for options exercised	200,000	–	20	–	–	–	–	20
Common stock repurchases					(255)			(255)
Noncontrolling interest share of P&L (Note 7)	–	–	–	–	–	(42)	–	(42)
Foreign exchange translation gain	–	–	–	(687)	–	–	–	(687)
Net loss for the period	–	–	–	–	–	–	(3,838)	(3,838)
Balance December 31, 2024	57,045,724	57	98,043	3,179	(255)	679	(107,679)	(5,976)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
	$000	$000
Operating Activities
Net (loss) income for the period	(11,369)	11,180
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets - expenses (Note 6)	1	2
Amortization of intangible assets - COGS (Note 6)	126	726
Bad debt expense	15	60
Warranty expense	2	–
Finance interest on loans	2,224	1,242
Depreciation (Note 5)	91	115
Operating lease expense	449	1,033
Loss on unrealized foreign exchange	(130)	4
Net deferred income tax asset/liabilities	(723)	(2,093)
Change in fair value of derivatives	–	8,305
Share of noncontrolling interest	–	0
Net P&L gain on disposal of REP & BEP1	(1,329)	(17,500)
Net P&L gain on disposal of Sheaf & BEP2	–	(24,653)
Share-based compensation	5	5,017
Other adjustments relating to disposal of subsidiary	–	(190)

Changes in operating assets and liabilities:
Short-term investments and amounts held in trust	–	56
Accounts receivable and other receivables	(266)	(4,459)
Accrued revenue	470	67
Due from related parties	(4)	–
Prepaid expenses and parts inventory	(1,333)	(707)
Prepaid manufacturing costs	248	(72)
Investment and other advances	(3,451)	(2,622)
Lease payments	(370)	(553)
Accounts payable and accrued liabilities	5,130	8,468
Income taxes payable	–	989
Warranty provision	(19)	(186)
Contract liabilities	(520)	(3,585)
Due to related parties	(355)	1,562
Net cash (used in) operating activities	(11,108)	(17,794)

Investing Activities:
Purchase of property and equipment, net of sales	(77)	(55)
Investments advances of BESS Italy SPVs	(834)	–
Projects under development	(5,740)	(47,590)
Proceeds from sale and leaseback	256	–
Net proceeds from sale of BEP1 & REP (2023: net of cash disposed of $116,000)	4,433	13,979
Net proceeds from sale of BEP2 & Sheaf (2023: net of cash disposed of $9,418,000)	–	5,370
Acquisition of BESS Italy SPV’s	–	(1,399)
Loan receivables BESS Projects - Poland	(304)	–
Net cash (used in) investing activities	(2,266)	(29,695)

Financing Activities
Interest paid on debt	(2,660)	(857)
Principal payments on debt	(351)	(129)
Proceeds from issuance of debt	16,428	1,919
Proceeds from related party debt	124	–
Debt issuance costs	(68)	–
Proceeds from exercise of stock options	20	–
Long term obligations – disposal of debt through sale of assets	–	57,336
Net cash provided by financing activities	13,493	58,269

Effect of foreign exchange rate changes on cash	(365)	1,010

Change in cash and cash equivalents	(246)	11,790
Cash and cash equivalents, beginning of period	4,221	1,274
Cash and cash equivalents, end of period	3,975	13,064

Cash and cash equivalents comprises:
Cash and cash equivalents	3,975	13,064

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

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

December 31, 2024

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

Pacific Green Marine Technologies Inc. (“PGMT US”)	Wholly-owned subsidiary of PGMG
Pacific Green Technologies (Canada) Inc. (“PGT Can”)	Wholly-owned subsidiary
Pacific Green Technologies (UK) Ltd. (“PGTU”)	Wholly-owned subsidiary of PGMG
Pacific Green Energy Storage (UK) Ltd. (“PGESU”)	Wholly-owned subsidiary of PGEP
Pacific Green Solar Technologies Inc. (“PGST”)	Wholly-owned subsidiary
Pacific Green Technologies Asia Ltd.(“PGTA”)	Wholly-owned subsidiary of PGTIL
Pacific Green Technologies Engineering Services Limited (“PGTESL”)	Wholly-owned subsidiary of PGTA
Pacific Green Technologies International Ltd. (“PGTIL”)	Wholly-owned subsidiary
Pacific Green Energy Parks Inc. (“PGEP”)	Wholly-owned subsidiary
Pacific Green Energy Storage Technologies Inc. (“PGEST”)	Wholly-owned subsidiary of PGEP
Pacific Green Technologies (Middle East) Holdings Ltd. (“PGTME”)	Wholly-owned subsidiary
Pacific Green Marine Technologies Group Inc. (“PGMG”)	Wholly-owned subsidiary
Pacific Green Technologies (Australia) Pty Ltd. (“PGTAPL”)	Wholly-owned subsidiary of PGEP
Pacific Green Innoergy Technologies Ltd. (“Innoergy”)	Wholly-owned subsidiary
Pacific Green Technologies Arabia LLC (“PGTAL”)	70% owned subsidiary of PGTME
Pacific Green Energy Parks (UK) Ltd (“PGEPU”)	Wholly-owned subsidiary of PGEP
Pacific Green Portland West Pty Ltd (“PGPW”)	Wholly-owned subsidiary of PGEH
Pacific Green Portland East Pty Ltd (“PGPE”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Park Portland Pty Ltd (“PGEPP”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Parks Australia Pty Ltd (“PGEPA”)	Wholly-owned subsidiary of PGTAPL
Pacific Green Energy Park Limestone Coast North Pty Ltd (“PGEPLCN”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Pty Ltd (“PGEPLCW”)	Wholly-owned subsidiary of PGEH
Pacific Green Limestone Coast Pty Ltd (“PGLC”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Parks (Italia) S.r.l. (“PGEPI”)	Wholly-owned subsidiary of PGTU
Sphera Australe S.r.l. (“SASRL”)	51% owned subsidiary of PGEPI
Sphera Boreale S.r.l. (“SBSRL”)	51% owned subsidiary of PGEPI
Sphera Levente S.r.l. (“SLSRL”)	51% owned subsidiary of PGEPI
Sphera Ponente S.r.l. (“SPSRL”)	51% owned subsidiary of PGEPI
Pacific Green Future Energy Inc (“PGFE”)	Wholly-owned subsidiary
Pacific Green Portland North Pty Ltd (“PGPN”)	Wholly-owned subsidiary of PGEH
Pacific Green Portland Northeast Pty Ltd (“PGPNE”)	Wholly-owned subsidiary of PGEH
Pacific Green Rocky Creek Pty Ltd (“PGRC”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Park Limestone Coast North Trust (“PGEPLCNT”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Park Limestone Coast West Trust (“PGEPLCWT”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Park Cascade Trust (“PGEPCT”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Park Cascade Pty Ltd (“PGEPC”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Park Portland West Pty Ltd. (“PGEPPW”)	Wholly-owned subsidiary of PGEH
Pacific Green Energy Park Limestone Coast North FinanceCo Pty Ltd (“PGEPLCNFCo”)	Wholly-owned subsidiary of PGEPA
Pacific Green Limestone Coast North Energy Park Pty Ltd (“PGLCNEP”)	Wholly-owned subsidiary of PGEPA
Pacific Green Energy Parks Holdings (Europe) Ltd (“PGEPHEL”)	Wholly-owned subsidiary of PGEPU
Pacific Green Energy Holdings Ltd (“PGEH”)	Wholly-owned subsidiary of PGTME
Pacific Green Energy Parks Holdings Europe Ltd (“PGEPHE”)	Wholly-owned subsidiary of PGTME
Pacific Green Energy Park Portland West Trust (“PGEPPWT”)	Wholly-owned subsidiary of PGEH
Pacific Green Technologies (Shanghai) Co. Ltd. (“Engin”)	Wholly-owned subsidiary
Guangdong Northeast Power Engineering Design Co. Ltd. (“GNPE”)	Wholly-owned subsidiary of ENGIN

All inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(b)	Segment Reporting

The Company now operates in multiple business segments, and its reportable segments are based on the internal management structure used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources. Effective April 1, 2024, the Company realigned its reportable segments to better align with its business strategy and operational structure. As a result, the Company now reports results in the following segments: Battery Energy Storage Systems (“BESS”) and Environmental Technologies. Previously, the CODM reviewed consolidated results when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company had only one reportable segment.

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

3.	Projects Under Development

	December 31, 2024 $000	March 31, 2024 $000

BESS Project – Limestone Coast, Australia	6,651	2,313
BESS Project – Portland, Australia	2,721	2,045
BESS Project – Rotello A and Rotello B, Italy	1,837	1,221
BESS Project – Parma, Italy	921	943
BESS Project – Bisaccia, Italy	916	937
BESS Project – Andretta, Italy	935	923
BESS Project – Other Australian Projects	227	32
Fuel Oil Water Emulsification (FOWE) development	–	54
Total	14,208	8,468
Current portion	5,711	–
Non-current portion	8,497	8,468

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

December 31, 2024

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

The Company has entered into development service agreements in relation to the five Italian projects with Sphera Energy S.r.l which have the following costs:

●	€2,000 per MW installable following the filing of the application to MASE, the total expected payable across the Italian Project Companies is €1,000,000;

●	€6,000 per MW installable following the achievement of ready to build status, the total expected payable across the Italian Project Companies is €3,000,000 of which all had not yet become payable as at December 31, 2024.

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

The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, which is expected in 2025. The purchase price for the remaining capital in each Project Company will be equal to the difference between €55,500 per MW installable and authorized under the license and €200,000 less €2,000 per MW installable

The Company holds five options in Italy to either purchase or enter into long term leases in relation to land associated with each of the five projects. The Company also holds nine options in Australia to either purchase or enter into long term leases in relation to land associated with the Portland, Limestone Coast and three other project in Australia. At December 31, 2024 none of the options have been exercised.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

4.	Loan Receivable

	December 31, 2024 $000	March 31, 2024 $000

BESS Projects – Poland	1,080	776

On 25 January 2024, Pacific Green Energy Parks (UK) Limited, a wholly owned subsidiary of the Company signed two secured loan agreements under English law with two third party borrowers to provide $427,000 (£31,800) and $396,000 (£296,000) respectively. The loans will allow each borrower to apply for grid connection with Polskie Sieci Elektroenergetyczne S.A (‘PSE’), the transmission system operator in Poland. The loans are denominated in Pound Sterling (GBP) so will increase or decrease on translation to US Dollars (USD).

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

On June 13, 2025, these balances were exchanged for controlling equity interests in both borrowers, see Note 16 for further details.

5.	Assets held for sale

On December 31, 2024, the Company reclassified its property in Shanghai, China to assets held for sale. The property had a net carrying value of $535,000 at the date it was reclassified and was previously classified within property and equipment. The property was sold in January 2025, refer to Note 16 for further details.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

6.	Intangible Assets

	Cost $000	Accumulated amortization $000	Cumulative impairment $000	December 31, 2024 Net carrying value $000	March 31, 2024 Net carrying value $000

Patents and technical information	36,340	(10,271)	(25,150)	919	1,045
Software licensing	6	(4)	–	2	3
Total	36,346	(10,275)	(25,150)	921	1,048

The Company recorded $42,000 (2023 – $237,000) and $127,000 (2023 – $728,000) of amortization cost on intangible assets for the three and nine months ended December 31, 2024 respectively.

The Company has allocated $41,000 (2023 - $236,000) and $126,000 (2023 – $726,000) of amortization of patents and technical information to cost of goods sold for the three and nine months ended December 31, 2024 respectively. Nil (2023 – $1,000) and $1,000 (2023 – $2,000) of amortization of software licensing has been allocated to amortization expense for the three and nine months ended December 31, 2024 respectively.

Future amortization of intangible assets is as follows:

Fiscal year	$000
2025 (remaining)	43
2026	168
2027	168
2028	168
2029	168
Thereafter	206
Total	921

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

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

Details of the carrying amount of the noncontrolling interests are as follows:

	December 31, 2024 $000	March 31, 2024 $000

Noncontrolling interest attributable to BESS - Italy	960	1,007
Noncontrolling interest attributable to Saudi Arabia	(281)	(249)
Non-controlling interest(1)	679	758

(1)	As of December 31, 2024, net income attributable to noncontrolling interest was $80,000 loss for the nine months ended December 31, 2024 split as follows; Net income attributable to noncontrolling interest – BESS Italy was a loss of $47,000 and $33,000 loss was attributable to noncontrolling interest – Saudi Arabia.

8.	Sales, Prepaid Manufacturing Costs, Cost of Goods Sold, and Contract Liabilities

The Company derives revenue from the sale of products and delivery of services. Revenue disaggregated by type for the three and nine months ended December 31, 2024 and December 31, 2023 is as follows:

	Three Months Ended December 2024, $000	Three Months Ended December 2023, $000	Nine Months Ended December 2024, $000	Nine Months Ended December 2023, $000
Products	115	8,353	840	8,353
Services	1,406	1,904	4,343	4,258
Total	1,521	10,257	5,183	12,611

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

Service revenue by type for the three and nine months ended December 31, 2024 and December 31, 2023 is as follows:

	Three Months Ended December 2024, $000	Three Months Ended December 2023, $000	Nine Months Ended December 2024, $000	Nine Months Ended December 2023, $000
Specific services provided to marine scrubber systems	704	1,196	2,082	3,176
BESS CMA and MSA	693	524	2,129	524
Design and engineering services for CSP	9	185	132	558
	1,406	1,905	4,343	4,258

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

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

As of December 31, 2024, contract liabilities included $1,907,000 related to BESS construction management agreement (March 31, 2024 - $3,826,000).

Changes in the Company’s accrued revenue, prepaid manufacturing costs, and contract liabilities for the period are noted as below:

	Accrued Revenue $000	Prepaid Manufacturing Costs $000	Sales (Cost of Goods Sold) $000	Contract Liabilities $000

Balance, March 31, 2023	505	464		(8,751)

Customer receipts and receivables	–	–	–	(4,768)
Scrubber sales recognized in revenue	–	–	8,353	8,353
Payments and accruals under contracts	(67)	936	–	–
Cost of goods sold recognized in earnings	–	(864)	(864)	–
Balance, December 31, 2023	438	536		(5,166)

Balance, March 31, 2024	588	673		(4,700)

Customer receipts and receivables	–	–	–	(2,449)
Scrubber and FOWE sales recognized in revenue	–	–	840	840
BESS CMA and MSA recognized in revenue	–	–	2,129	2,129
Payments and accruals under contracts	(470)	328	–	–
Scrubber and FOWE cost of goods sold recognized in earnings	–	(576)	(1,141)	–
BESS CMA and MSA cost of sales recognized in earnings	–	–	(1,800)	–
Balance, December 31, 2024	118	425		(4,180)

Cost of goods sold for the nine months ended December 31, 2024 and December 31, 2023 is comprised as follows:

	Three Months Ended December 2024, $000	Three Months Ended December 2023, $000	Nine Months Ended December 2024, $000	Nine Months Ended December 2023, $000
BESS CMA and MSA – cost of sales	721	465	1,800	903
Specific services provided to marine scrubber systems	484	905	1,576	2,423
Scrubber costs recognized	47	161	391	70
Amortization of intangibles	41	236	126	726
FOWE cost of goods sold	(13)	–	243	–
Salaries and Wages	154	143	436	406
Design and engineering services for CSP	1	51	330	221
Commission type costs	14	10	44	40
Total	1,449	1,971	4,946	4,789

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

9.	Accounts Payable and Accrued Liabilities

	December 31, 2024 $000	March 31, 2024 $000

Accounts payable	8,177	2,894
Accrued liabilities	3,107	2,227
UK VAT payable	25	1,000
Other liabilities	605	156
Employee related liabilities	596	519
Total accounts payable and accrued liabilities	12,510	6,796

Included within Accounts payable is a balance of AUD 6,325,000 ($3,927,000) in relation to a commitment fee payable in relation to one of the Company’s Australian BESS projects. This has been recognized within Investment and other advances within long term assets.

10.	Loans Payable and Interest Payable

	December 31, 2024 $000	March 31, 2024 $000

Loans payable – BESS project finance (1)	7,790	–
Short-term loans (2) (3)	10,116	–
Other short-term borrowings (4)	19	–
Total	17,925	–

Interest payable (5)	–	2,634

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

The new loan does not bear interest but, similar to the previous loan, incurs a fixed premium of 20% of the loan principal which is payable in full upon repayment of the principal. However, the loan’s ten-month maturity date is conditional on the PGTA receiving either receiving two non-binding offers (“NBO”) on the Limestone Coast West BESS project or receiving a NBO from the purchaser of the Limestone Coast North BESS project within a six-week period from March 19, 2025. If the NBOs are not received, then the loan becomes repayable following the sale of the Limestone Coast North project. Whilst awaiting NBOs to be received, PGTA will be charged an additional 1.67% interest per month on the AUD 11,000,000 principal amount

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions

The table below presents a summary of transactions with related parties for nine months ended December 31, 2024.

($000)	Salaries and Wages		Consulting		Other Benefits		Commission		Directors Fees		Cash Bonus		Reimbursed Expenses(9)	Director Loans		Total

Transaction with related parties

Scott Poulter	–		744	(1)	90	(2)	38	(2)	–		177		185	–		1,234
Scott Poulter – Immediate Family	29	(3)	–		–		–		–		–		–	–		29
Other Directors	–		22	(4)	–		–		110	(5)	–		–	18	(6)	150
Other Management	1,160	(7)	1,065	(8)	17		–		–		–		160	–		2,402
Total	1,189		1,831		107		38		110		177		345	18		3,815

Due to related parties

Scott Poulter	–		82		61		7		–		461	(10)	65	–		676
Other Directors	–		–		–		–		240		–		–	144	(6)	384
Other Management	–		228		–		–		–		–		–	–		228
Total	–		310		61		7		240		461		65	144		1,288

(1)

Consulting fees of $681,000 paid in relation to Scott Poulter’s compensation during the period have been recorded within management and technical consulting expense in the income statement. Consulting fees were paid to Fresh Air Investments FZCo (“FAI”), a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of FAI with family members.

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

(2)	The other benefits of $90,000 paid to Scott Poulter relates to accommodation allowance pursuant to a consulting agreement dated December 1, 2018 and is recorded within travel and accommodation expenses in the income statement. Commission relates to Marine sales and is recorded within the cost of goods sold in the income statement.

(3)	One member of Scott Poulter’s immediate family is employed by the Company’s Australian wholly-owned subsidiaries.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions (continued)

(4)	Consulting fees paid to Other Directors include $18,000 fees paid to Alexander Group Pty Ltd, a company controlled by Alex Shead in relation to his director fees of Australian subsidiaries of the Company. Consulting fees paid to Other Directors also include share-based payments of $4,000 paid to Peter Rossbach. These amounts have been recorded within management and technical consulting in the income statement.

(5)	Directors fees have been recorded in management and technical consulting in the income statement and relate to fees paid to directors of the Company. These fees comprise of fees paid to Neil Carmichael, Distributed Generation LLC (a company controlled by Peter Rossbach) and Alexander Group Pty Ltd.

(6)	As at December 31, 2024, the Company borrowed $124,000 (AUD 200,000) from Shead Group Pty Ltd, a company controlled by Alex Shead. The balance owed of $144,000 as at December 31, 2024 includes $20,000 in accrued interest. The balance is included in short-term loans. Refer to Note 10 for further details.

(7)	Salaries and wages paid to other management includes salaries of $849,000 and payroll bonuses of $214,000, both have been recorded within salaries and wages expenses in the income statement.

(8)	Consulting fees paid to other members of management are recorded within management and technical consulting in the income statement. This includes $857,000 fees paid to an individual of management who is not an employee of the Company but acts in a senior role within the Company. This also includes $92,000 paid by Australian subsidiaries of the Company to a company controlled by an immediate family member of one member of management. These fees have been capitalized to project under development.

(9)	Reimbursed expenses relate to travel, accommodation, and meals incurred by employees and directors during the course of normal business and reimbursed to the employee or director. They are recorded within travel and accommodation expenses in the income statement.

(10)	As at December 31, 2024, the Company owe a total of $461,000 in bonuses to Fresh Air Investments FZCo (“FAI”) relating to the performance bonus in relation to the sale of REP and Sheaf in the last fiscal year. FAI is a company incorporated in the United Arab Emirates which Scott Poulter has sole dispositive control over. Scott Poulter is in the process of establishing a foundation to share beneficial ownership of FAI with family members.

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

11.	Related Party Transactions (continued)

The above reconciles to the Income Statement as follows:

Nine Months Ended December 31, 2024 $000

Consulting	1,831
Directors Fees	110
Consulting fees capitalized under project under development	(92)
Management and technical consulting – related parties	1,849
Management and technical consulting – nonrelated parties	2,064
Total Management and technical consulting	3,913

12.	Common Stock

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

Common stock issued during the period ended December 31, 2024

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

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

13.	Stock Options

The following table summarizes the continuity of stock options:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Balance, March 31, 2023	485,000	0.89	1.66	103,800	(*)

Granted	100,000	0.60	2.93
Exercised	–	–	–	–
Forfeited	(75,000)	1.34	–	–
Balance, March 31, 2024	510,000	0.77	1.124	101,350	(*)

Granted	–	–	–	–
Exercised	(200,000)	0.10	–	–
Forfeited	(110,000)	1.74	–	–

Balance, December 31, 2024	200,000	0.90	1.27	102,000
Balance, December 31, 2024, vested and exercisable	200,000	0.90	1.27	102,000

(*)	Value represents options in-the-money as at December 31, 2024.

Additional information regarding stock options outstanding as at December 31, 2024 is as follows:

Issued and Outstanding
Number of shares	remaining contractual life (years)	Exercise price $

20,000	0.20	1.20
40,000	0.20	1.20
40,000	0.58	1.20
20,000	1.58	0.60
40,000	2.08	0.60
40,000	2.58	0.60
200,000

Unless otherwise noted, the Company estimates the fair value of its stock options using the Black-Scholes option pricing model, assuming no expected dividends.

The fair value of stock options vested and recognized during the three months and nine months ended December 31, 2024 was nil (2023 – $14,000) and $4,000 (2023 – $32,000), which was recorded as additional paid-in capital and charged to Management and technical consulting (2023 – salaries expense).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data

(a)	Segment Information

As of April 1 2024, the Company has identified the following reportable segments:

●	Battery Energy Storage Systems (“BESS”) – The Company is focused on early stage development of utility scale BESS facilities, combining our technology, development and project financing expertise, and using our global presence and strong relationships with trusted supply chain partners, to de-risk project execution. Our local presence and strategic relationships in China gives us access to the best technologies and manufacturing capabilities, whilst our project delivery experience in Europe and Australia enable us deliver industry leading projects at scale and speed.

●	Environmental Technologies (“ET”) – The Company continues to operate in the Emission Control Systems (“ECS”) market, installing and servicing marine exhaust scrubbers. We maintain our own global product patents and intellectual property for these market leading environmental technologies. Environmental Technologies also includes design, development and engineering services for Concentrated Solar Power (“CSP”) projects in China.

The segment profit or loss measure used by the Company’s chief operating decision maker (“CODM”) is gross profit and evaluated based on internal reports provided to the CODM. Our CODM has been identified as the Chief Executive Officer.

The prior-period amounts have been restated to conform with the new presentation.

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	BESS $000	ET $000	Total $000	BESS $000	ET $000	Total $000

Revenues	693	828	1,521	2,129	3,054	5,183
Cost of goods sold	(721)	(728)	(1,449)	(1,800)	(3,146)	(4,946)
Segment gross (loss) profit	(28)	100	72	329	(92)	237

Reconciliation of profit or loss
Segment gross (loss) profit	(28)	100	72	329	(92)	237
Gain on de-recognition of BESS project subsidiaries	952	–	952	1,329	–	1,329

Unallocated amounts:
Total expenses			(3,977)			(11,531)
Interest expense			(1,369)			(2,226)

Loss before income taxes			(4,322)			(12,191)

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	BESS $000	ET $000	Total $000	BESS $000	ET $000	Total $000

Revenues	524	9,733	10,257	524	12,087	12,611
Cost of goods sold	(465)	(1,506)	(1,971)	(903)	(3,886)	(4,789)
Segment gross profit (loss)	59	8,227	8,286	(379)	8,201	7,822

Reconciliation of profit or loss
Segment gross profit (loss)	59	8,227	8,286	(379)	8,201	7,822
Gain on de-recognition of BESS project subsidiaries	25,398	–	25,398	42,153	–	42,153

Unallocated amounts:
Total expenses			(11,594)			(25,634)
Interest expense			(3,923)			(5,944)
Total other (expense) income excluding interest expense			(8,373)			(8,306)

Income before income taxes			9,794			10,091

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data (continued)

Total segment long-live assets reconciled to consolidated amounts are as follows:

	December 31, 2024
	BESS $000	ET $000	Unallocated $000	Total $000

Property and equipment (1)	–	30	131	161
Intangible assets	–	921	–	921
Projects under development	8,497	–	–	8,497
Right of use assets	48	22	985	1,055
Total	8,545	973	1,116	10,634

(1)	The amounts presented for property and equipment are after the reclassification of $535,000 to assets held for sale at December 31, 2024 (see Note 5).

	March 31, 2024
	BESS $000	ET $000	Unallocated $000	Total $000

Property and equipment	–	614	96	710
Intangible assets	–	1,048	–	1,048
Projects under development	8,468	–	–	8,468
Right of use assets	–	63	1,307	1,370
Total	8,468	1,725	1,403	11,596

(b)	Geographic Data

The following tables show revenue and long-lived assets by geography:

	Three Months Ended December 31, 2024 $	Three Months Ended December 31, 2023 $	Nine Months Ended December 31, 2024 $	Nine Months Ended December 31, 2023 $

Total revenues
North America	–	39	14	56
Europe	1,382	9,622	4,649	10,938
Asia	139	596	520	1,617

Total	1,521	10,257	5,183	12,611

	December 31, 2024 $000	March 31, 2024 $000

Long-lived assets
North America	920	1,047
Europe	1,164	1,401
Asia (1)	53	680
Total	2,137	3,128

Reconciliation of long-lived assets
Property and equipment (1)	161	710
Intangible assets	921	1,048
Right of use assets	1,055	1,370
Total	2,137	3,128

(1)	The amounts presented for property and equipment are after the reclassification of $535,000 to assets held for sale at December 31, 2024 (see Note 5).

PACIFIC GREEN TECHNOLOGIES INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2024

(Unaudited)

(Expressed in U.S. dollars)

14.	Segmented Information and Geographic Data (continued)

For the three and nine months ended December 31, 2024, 46% and 41% of the Company’s revenues were derived from the largest customer respectively.

For the three and nine months ended December 31, 2023, 87% and 77% of the Company’s revenues were derived from the largest customer respectively.

15.	Income Taxes

The effective tax rate for the three months and nine months ended December 31, 2024 was 10% and 7% of pre tax losses (2023: 15% and 11%) respectively. Our effective tax rate is lower than the statutory US federal income tax rate of 21% due to the Company’s policy to recognize valuation allowances for carried forward losses in the US, UK and all other markets, excluding Australia. This policy is consistent with the Company’s policy for the year ended March 31, 2024.

16.	Subsequent events

(a)	On January 6 2025, Pacific Green Technologies (Shanghai) Co. Ltd, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement to sell its property in Shanghai. This transaction completed in January following approval from the Shanghai Minhang Land Bureau. The sales consideration received was greater than the net book value of the property as at 31 December 2024.

(b)

Further to an investment agreement Pacific Green Technologies (Middle East) Holdings Limited (“PGTME”), a wholly owned subsidiary of the Company, entered into on September 12, 2024 which gave it the ability to acquire 3 to 6% stake in a German start up business specializing in fuel cells and hydrogen separation, PGTME acquired 3% of this business in February 2025 for a cost of €500,000.

On April 29, 2025, PGTME acquired a further 3% stake in the German business. This additional stake was acquired from an independent third party by exchanging $547,000 previously advanced to the third party in September and November 2024 for shares in the German business which were previously held by the third party. The $547,000 balance was recorded within Other Receivables at December 31 2024.

(c)	On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, 250MW / 500MWh battery energy storage development in the Limestone Coast region of South Australia, to Intera Renewables (“Intera”). The project expects to begin commercial operations in 2027. The sale completed on March 19, 2025 with the Company receiving approximately AUD $33,000,000 cash ($21,000,000) in March and April 2025

(d)	On June 13, 2025, Pacific Green Energy Parks Holding Europe Limited, a company incorporated in the United Arab Emirates which is a wholly owned subsidiary of the Company entered into two subscription agreements to acquire controlling interests in two entities which are currently developing two separate BESS 50MW battery energy storage projects in Poland. The consideration for this transaction was the exchange of loans previously provided to these entities, which are listed within Note 4 of the financial statements.

(e)

On June 29, 2025, the Company entered into a AUD 4,000,000 loan agreement an independent third party lender to fund potential buy-backs of the Company’s common stock. The expiry date on the loan is the earlier of June 29, 2027 and the sale of certain assets of the Company. The loan bears interest of 1.67% per month which is payable at the expiry date and the Company has the ability to repay the loan early at a cost of 20% of the principal less any interest paid to date. The lender is the same independent third party lender who entered into a AUD 11,000,000 loan with Pacific Green Technologies (Australia) Limited as noted in Note 10.

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

Key Operating Metrics

Disclosures on Key Operating Metrics are taken from the Annual Report on Form 10-K for the year ended March 31, 2024 and not updated for the quarter-ended December 31, 2024. Further update will be disclosed as part of the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

The following table presents our total BESS project pipeline of projects at the development stage:

		December 31, 2024	March 31, 2024	Change
		MW	MW	MW	%

BESS project development pipeline:
Australia	Early stage	2,750	1,250	1,500
	Mid-late stage	250	250	-
Europe	Early stage	550	500	50
	Mid-late stage	-	-	-
Total		3,550	2,000	1,550	78%

Additions to the pipeline in fiscal year 2024 include:

●	Portland Energy Park, a 1 GW/ 1.5 GWh new grid-scale battery project to be developed in Victoria, Australia and is planned to be the largest Battery Energy Storage System in Australia. The energy park will deliver a major increase in energy storage capacity in Victoria, strengthening the region’s energy stability and supporting its net-zero transition. Once operational, the energy park will provide critical support for existing and proposed renewable energy projects within the Southwest Renewable Energy Zone (as designated by the Australian Energy Market Operator and the Victorian Government), and heavy electricity users and energy generation facilities in this area.

●	Limestone Coast Energy Park regional South East Australia, comprising two grid-scale co-located battery assets – Limestone Coast North and Limestone Coast West, combined 500 MW / 1.0 GWh. The projects will enhance the state’s energy stability and supporting its transition to net-zero emissions. Strategically located near the 275kV South East Substation, the facilities will aid stabilizing the grid and lowering energy costs. The parks will store up to 60% of South Australia’s residential solar output, preventing an average of 80,000 tonnes of carbon dioxide emissions annually. On February 20, 2025, the Company announced it has signed binding documentation for the sale of 100% of the shares in its Limestone Coast North Energy Park, a 250 MW / 500 MWh battery energy storage development in the Limestone Coast region of South Australia, which expects to begin commercial operations in 2027, to Intera Renewables (Intera). The sale completed on March 19, 2025.

●	On September 27, 2023, the Company acquired 51% interest in five development BESS projects in Italy from Sphera Energy S.r.l (“Sphera”), total 500 MW. These five projects are held within Sphera Australe S.r.l., Sphera Levante S.r.l., Sphera Ponente S.r.l., and Sphera Boreale S.r.l. (the “Italy Project Companies”). The Company has also agreed to acquire the remaining 49% capital in each of the Italy Project Companies upon achievement of ready to build status, targeted for 2026-2027.

Additions to the pipeline since the end of fiscal year 2024 include:

●	51% share in two 50 MW BESS projects in Poland in the quarter ended June 30, 2024.

●	Two 250 MW BESS projects in Queensland, Australia and one 500 MW project in New South Wales, Australia in the quarter ended June 30, 2024.

●	Two 250 MW BESS projects in New South Wales, Australia in the quarter ended December 31, 2024.

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

The following table presents our total portfolio of BESS projects where we are retained to provide ongoing services:

	December 31, 2024	March 31, 2024	Change
	MW	MW	MW	%

BESS project services:
Construction management	250	250	-
Procurement support	-	-	-
Asset management	100	100	-
Total	350	350	-	-%

Fees for these services are included in revenue. This is separate from proceeds from sale of BESS projects recorded in gain on derecognition of BESS project subsidiaries.

Non-GAAP Financial Measures

Non-GAAP Financial Measures were disclosed in the Annual Report on Form 10-K for the year ended March 31, 2024, but are not included for the quarter-ended December 31, 2024. Non-GAAP Financial Measures will be disclosed as part of the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the nine months ended December 31, 2024, and 2023.

Revenue

Revenue for the three and nine months ended December 31, 2024 was $1,521,000 and $5,183,000 compared with $10,257,000 and $12,611,000 for the three and nine months ended December 31, 2023. The Company’s revenues were derived from BESS construction management services, scrubber sales, and scrubber services. During the three and nine months ended December 31, 2024, revenue from services in the BESS and Environmental Technology businesses was $1,403,000 and $4,340,000 as compared to $1,904,000 and $4,258,000 for the three and nine months ended December 31, 2023. In December 2023, contract liabilities of $8,039,000 for aggregate cash receipts from one customer relating to scrubber units for thirteen vessels included within a postponement agreement that lapsed in December 2023, resulting in $8,039,000 revenue recognized in the quarter ended December 31, 2023.

Gross Profit

During the three and nine months ended December 31, 2024, the gross profit margin for products and services was 4.80% and 4.60% (three and nine months ended December 31, 2023 – 81% and 62%).

Expenses

Expenses for the three and nine months ended December 31, 2024, were $3,977,000 and $11,531,000 as compared to $11,594,000 and $25,634,000 for the three and nine months ended December 31, 2023. Management and technical consulting fees decreased due to non-recurrence of prior period changes of $5,812,000 and $12,949,000 for bonuses paid to the CEO which were included in the three and nine months ended December 31, 2023 respectively. Management and technical consulting fees were comprised of fees paid to our directors, officers and advisors for business development efforts and advisory services.

Net profit

During the three and nine months ended December 31, 2024, our company recorded net losses of $3,880,000 ($0.07 per share) and $11,369,000 ($0.20 per share) as compared to net income of $11,233,000 ($0.21 per share) and $11,181,000 ($0.23 per share) for the three and nine months ended December 31, 2023.

Our financial results for the three and nine months ended December 31, 2024 and 2023 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024 $000	2023 $000	2024 $000	2023 $000
Sales
Products	115	8,353	840	8,353
Services	1,406	1,904	4,343	4,258
Total revenues	1,521	10,257	5,183	12,611
Cost of goods sold
Products	135	420	901	864
Services	1,314	1,551	4,045	3,925
Total cost of goods sold	1,449	1,971	4,946	4,789
Gross profit	72	8,287	237	7,822

Gain on de-recognition of BESS project subsidiaries	952	25,397	1,329	42,153

Expenses
General and administrative	3,093	9,880	9,014	22,325
Depreciation, amortization and impairments	31	41	91	117
Property leases and office expenses	677	1,431	1,883	2,602
Advertising and promotion	123	131	431	334
Research and development	53	111	112	257
Total expenses	3,977	11,594	11,531	25,635
Operating income (loss)	(2,953)	22,090	(9,965)	(24,340)

Other income (expenses)
Change in fair value of derivatives	–	(8,371)	–	(8,304)
Net interest expense	(1,369)	(3,925)	(2,226)	(5,944)
Total other (expense) income	(1,369)	(12,296)	(2,226)	(14,249)

Income (loss) before income taxes	(4,322)	9,793	(12,191)	10,091
Income tax benefit	442	1,439	822	1,089
Net (loss) income for the period	(3,880)	11,232	(11,369)	11,180

Liquidity and Capital Resources

Working Capital

	At December 31, 2024 $000	At March 31, 2024 $000
Current Assets	16,155	12,724
Current Liabilities	(41,247)	(20,942)
Working Capital	(25,092)	(8,218)

Cash Flows

	Nine Months Ended December 31, 2024 $000	Nine Months Ended December 31, 2023 $000
Net Cash (Used in) Operating Activities	(11,108)	(17,961)
Net Cash (Used in) Investing Activities	(2,266)	(29,699)
Net Cash Provided by Financing Activities	13,493	58,271
Effect of Exchange Rate Changes on Cash	(365)	1,179
Net Change in Cash and Cash Equivalents	(246)	11,790

As of December 31, 2024, we had $3,975,000 in cash and cash equivalents, $16,155,000 in total current assets, $41,247,000 in total current liabilities and a working capital deficit of $25,092,000. This compares to cash of $4,221,000 and a working capital deficit of $8,218,000 as at March 31, 2024. The Company’s working capital decreased primarily due to losses before tax and funding expenditure on its BESS projects for the nine months ended December 31, 2024.

During the nine months ended December 31, 2024, we used $11,108,000 in operating activities, whereas we used $17,961,000 from operating activities for the nine months period ended December 31, 2023. The operating cash flow used for the nine months ended December 31, 2024, resulted primarily from operating expenses incurred for the nine months ended December 31, 2024 partial offset by working capital movements.

During the nine months ended December 31, 2024, we used $2,266,000 in investing activities, whereas we used $29,699,000 in investing activities during the nine months ended December 31, 2023. Our investing activities for the nine months ended December 31, 2024, comprised primarily additions of projects under development for our Australian and Italian projects offset by cash receipts from milestone payments relating to the sale of REP.

During the nine months ended December 31, 2024, we received $13,493,000 in financing activities, whereas we received $58,271,000 in financing activities for the nine months ended December 31, 2023. Our financing activities for the nine months ended December 31, 2024 were related to AUD $11,000,000 of BESS project financing received and drawdowns of third party short-term loans, offset by the $2,634,000 payment of interest relating to a loan from Sheaf Storage Limited, a third party lender.

Liquidity and Capital Resources

As at December 31, 2024, our principal sources of liquidity were our cash and cash equivalents from operations, short-term borrowings, and supply chain financing. The Company is also in discussions to obtain a new development loan facility. We believe these sources of liquidity will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this quarterly report.

We had approximately $4.0 million of cash and cash equivalents on hand at December 31, 2024. Cash and cash equivalents on hand at March 31, 2025 were $6.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2024.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2024 due to the material weaknesses identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company has not maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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